Form 10QSB
period 1996-03-31
PROCYON CORP
filed 1996-05-15
CIK 812306

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                  FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                For the Quarterly Period Ended March 31, 1996

                                     OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

        For the transition period from ___________ to ______________

                        Commission file number   0-17449


                              PROCYON CORPORATION
          (Name of small business issuer as specified in its charter)

        COLORADO                                         36-0732690
(State of Incorporation)                    (I.R.S. Employer Identification No.)

                        1150 CLEVELAND STREET, SUITE 410
                           CLEARWATER, FLORIDA 34615
                    (Address of principal executive offices)

                                 (813) 447-2998
                          (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes  X   No
                                    ---     ---

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court.

                                Yes      No
                                    ---     ---

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

    Common stock, no par value; 3,637,920 (post-split) shares outstanding as of May 10, 1996

Transitional Small Business Disclosure Format (check one);

                                Yes      No  X
                                    ---     ---

                         PART I.  FINANCIAL INFORMATION



ITEM 1.  FINANCIAL STATEMENTS


                         Index to Financial Statements


Item                                                                    Page
- - ----                                                                    ----
Financial Statements:

         Balance Sheets   . . . . . . . . . . . . . . . . . . . . . . . . 3
         Statements of Income(Loss) . . . . . . . . . . . . . . . . . . . 4
         Statements of Cash Flows . . . . . . . . . . . . . . . . . . . . 5
         Notes to Financial Statements  . . . . . . . . . . . . . . .  6- 9

PROCYON CORPORATION
(A Development Stage Company)

Balance Sheets

March 31, 1996 and June 30, 1995


                                                                                March 31,         June 30,
                                                                                  1996              1995
                                                                                ---------         ---------
ASSETS

CURRENT ASSETS
   Cash and cash equivalents                                                     $189,806          $305,081
   Prepaid expenses                                                                                   5,000
   Accrued interest, affiliate                                                     34,745             7,345
   Note receivable, affiliate                                                     555,000           335,000
                                                                                ---------         ---------
                                                                                  779,551           652,426
                                                                                ---------         ---------

PROPERTY AND EQUIPMENT, NET OF ACCUMULATED
DEPRECIATION OF $3,866 and $1,268                                                  13,458            16,056
                                                                                ---------         ---------

TOTAL ASSETS                                                                     $793,009          $668,482
                                                                                ---------         ---------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                                                $1,039            $1,802
   Accrued expenses                                                                                   7,231
                                                                                ---------         ---------
                                                                                    1,039             9,033
                                                                                ---------         ---------
STOCKHOLDERS' EQUITY
   Preferred stock, no par value;  500,000,000 shares authorized;
     none issued
   Series A Cumulative Convertible Preferred stock subscribed                      38,000           755,000
   Series A Cumulative Convertible Preferred stock, no par value;
     4,000,000 shares authorized; 915,500 shares issued and
     outstanding; net of issuance cost of $6,000                                  977,500
   Common stock, no par value;  400,000,000 shares authorized;
     3,189,600 shares issued and outstanding                                      590,196           590,196
   Deficit accumulated during the development stage                              (813,726)         (685,747)
                                                                                ---------         ---------
                                                                                  791,970           659,449
                                                                                ---------         ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
                                                                                 $793,009          $668,482
                                                                                =========         =========

See accompanying notes to financial statements.

PROCYON CORPORATION
(A Development Stage Company)

Statements of Income (Loss)

For the Three and Nine Months Ended March 31, 1996 and 1995 and Cumulative From Inception

                                            Three Months       Three Months        Nine Months    Nine Months        Cumulative
                                               Ended               Ended              Ended          Ended              From
                                              3/31/96             3/31/95            3/31/96        3/31/95          Inception
                                            ------------       ------------        -----------    -----------        ----------
OPERATING EXPENSES
   Rent - affiliate                              $1,708             $1,383             $5,123        $1,383             $11,314
   Salaries and payroll expenses                 40,742             34,659            106,324        34,659             188,078
   General and administrative                     6,972              3,722             13,909         6,422              86,365
   Professional fees                              6,125              5,292             32,417         5,292              50,738
   Depreciation and amortization                  1,080                490              2,599           490               4,867
   Interest                                                                                                               3,200
   Offering costs                                                                                                        18,411
   Bad debt expense                                                                                                     566,032
                                             ----------         ----------         ----------    ----------          ----------
                                                 56,627             45,546            160,372        48,246             929,005
                                             ----------         ----------         ----------    ----------          ----------
INCOME
   Interest                                       1,739              3,855              4,993         3,872              79,284
   Interest, affiliate                           10,067                                27,400                            34,745
   Other                                                                                                                  1,250
                                             ----------         ----------         ----------    ----------          ----------
                                                 11,806              3,855             32,393         3,872             115,279

NET LOSS                                       ($44,821)          ($41,691)         ($127,979)     ($44,374)          ($813,726)
                                             ----------         ----------         ----------    ----------          ----------

NET LOSS PER SHARE OF
COMMON STOCK                                     ($0.01)            ($0.01)            ($0.04)       ($0.01)             ($0.28)
                                             ----------         ----------         ----------    ----------          ----------

WEIGHTED-AVERAGE NUMBER
OF COMMON SHARES
OUTSTANDING DURING THE PERIOD                 3,189,600          3,189,600          3,189,600     3,189,600           2,908,702
                                             ----------         ----------         ----------    ----------          ----------


See accompanying notes to financial statements

PROCYON CORPORATION
(A Development Stage Company)

Statements of Cash Flows

For the Nine Months Ended March 31, 1996 and 1995 and Cumulative From Inception

                                                                                                        Cumulative
                                                                                                           From
                                                                     1996               1995             Inception
                                                                  ----------          ---------         ----------
OPERATING ACTIVITIES
  Net loss                                                         ($127,979)          ($44,374)         ($813,726)
  Adjustments to reconcile net loss to net cash
    used in operating activities
      Depreciation and amortization                                    2,599                490              4,867
      Bad debt expense                                                                                     566,032
      Changes in operating assets and liabilities
        Decrease (increase) in prepaid expenses                        5,000             (2,395)                 0
        Increase in accrued interest, affiliate                      (27,400)                              (34,745)
        Increase (decrease) in accounts payable                         (763)             1,484              1,040
        Increase (decrease) in accrued expenses                       (7,232)                               (1,001)
                                                                  ----------          ---------         ----------

NET CASH USED IN OPERATING ACTIVITIES                               (155,775)           (44,795)          (277,533)
                                                                  ----------          ---------         ----------

INVESTING ACTIVITIES
  Purchase of equipment and furniture                                                   (16,522)           (17,324)
  Payment for organization costs                                                                            (1,001)
  Loan to Dental Health Care, including accrued interest                                                  (566,032)
  Loans to affiliates                                               (220,000)          (210,000)          (575,600)
  Repayment of loans to affiliates                                                                          21,600
                                                                  ----------          ---------         ----------

NET CASH USED IN INVESTING ACTIVITIES                               (220,000)          (226,522)        (1,138,357)

FINANCING ACTIVITIES
  Sale of common stock for cash                                                                            590,196
  Sale of preferred stock for cash                                   260,500            675,000          1,015,500
                                                                  ----------          ---------         ----------

NET CASH PROVIDED BY FINANCING ACTIVITIES                            260,500            675,000          1,605,696
                                                                  ----------          ---------         ----------

INCREASE (DECREASE) IN CASH                                         (115,275)           403,683            189,806

CASH, BEGINNING OF PERIOD                                            305,081              2,938
                                                                  ----------          ---------         ----------

CASH, END OF PERIOD                                                 $189,806           $406,621           $189,806
                                                                  ==========          =========         ==========

See accompanying notes to financial statements

PROCYON CORPORATION
(A Development Stage Company)

Notes to Financial Statements


NOTE A - ORGANIZATION

         Procyon Corporation (the "Company") was incorporated on March 19, 1987, in the state of Colorado and is a development stage company.
         The Company was formed with the objective of identifying and evaluating merger or acquisition candidates and structuring a merger or acquisition of a privately held company for purposes of engaging in its business activity.

         The Company does not have any operating history, nor has it generated any operating revenues, and activities have been limited to organizational activities, raising funds through an initial public offering and a preferred stock offering and to evaluating merger or acquisition candidates.


NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Cash and Cash Equivalents -- The Company considers all money market accounts and highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

         Property and Equipment -- Property and equipment are stated at cost. Depreciation is provided using the straight-line method based upon the estimated useful lives of the depreciable assets of five years.

         Net Loss Per Share of Common Stock -- Net loss per share is computed by dividing the net loss for the period by the weighted-average number of shares of common stock outstanding during the period. Common equivalent shares from stock warrants were excluded from the computation because their effect is antidilutive for the periods presented.

PROCYON CORPORATION
(A Development Stage Company)

Notes to Financial Statements (Continued)


NOTE C - STOCKHOLDERS' EQUITY

         Upon inception of the Company, its founders purchased 1,750,000 shares of no par value common stock for total consideration of $1,750. An additional 1,439,600 shares of no par value common stock were sold via an initial public offering for net proceeds of $588,446.

         In connection with the Company's initial public offering, Series A and B warrants were issued together with the common stock described above. Each Series A warrant was exercisable at a price of $1.00 for the purchase of one share of common stock during the period ended June 9, 1990. Each Series B warrant was exercisable at a price of $1.50 for the purchase of one share of common stock during the period ended December 9, 1990. The warrants were redeemable at the Company's option in whole at any time during the warrants' exercise period at a price of $.001 per warrant, subject to certain conditions. None of the Series A or B warrants were exercised.

         During January 1995, the Company's Board of Directors authorized the issuance of up to 4,000,000 shares of Series A Cumulative Convertible Preferred Stock ("Series A Preferred Stock") and the Company subsequently entered into subscription agreements for the issuance of 1,015,500 shares of the Company's Series A Preferred Stock for $1 per share. As of March 31, 1996, the Company had received $1,015,500 in proceeds from the subscriptions and had issued all except 38,000 of the related shares. In addition, the Company issued 6,000 shares of Series A Preferred Stock valued at $1 per share as a commission in connection with the offering. The preferred stockholders are entitled to receive, as and if declared by the board of directors, quarterly dividends at a rate of $.10 per share of Series A Preferred Stock per annum. Dividends will accrue without interest and will be cumulative from the date of issuance of the Series A Preferred Stock and will be payable quarterly in arrears in cash or publicly traded common stock when and if declared by the board of directors. The preferred stockholders have the right to convert each share of Series A Preferred Stock into one share of the Company's common stock at any time without additional consideration. However, each share of Series A Preferred Stock is subject to mandatory conversion into one share of common stock of the Company effective as of the close of a public offering of the Company's common stock provided, however, that the offering must provide a minimum of $1 million in gross proceeds to the Company and the initial offering price of such common stock must be at least $1 per share. In addition to the rights described above, the holders of the Series A Preferred Stock will have equal voting rights as the common stockholders based upon the number of shares of common stock into which the Series A Preferred Stock is convertible. The Company is obligated to reserve an adequate number of shares of its common stock to satisfy the conversion of all of the outstanding Series A Preferred Stock.

PROCYON CORPORATION
(A Development Stage Company)

Notes to Financial Statements (Continued)


NOTE D - RELATED PARTY TRANSACTIONS

         As of July 31, 1988, the Company entered into a promissory note agreement with a shareholder for $20,000. The note accrued interest at a rate of 10 percent per annum and was repaid out of the proceeds from the Company's initial public offering.

         During 1994, the Company began discussions with Amerx Health Care Corp. ("Amerx"), a Florida Corporation incorporated on September 13, 1993, regarding a possible merger. Amerx is in the business of distributing a topical cream which aids in healing certain wounds on humans. Amerx is wholly owned by the majority shareholder of the Company.

         In a series of one-year loans, the Company advanced Amerx $555,000 from the proceeds of the Series A Preferred Stock subscriptions (See Note C). The loans bear interest at a rate eight percent per annum and mature during the period ending March 1997. The loans are collateralized by the affiliates' accounts receivable and are guaranteed by the stockholder of Amerx.


NOTE E - FINANCIAL CONDITION

         On August 22, 1989, the Company entered into an Agreement and Plan of Reorganization (the "Agreement") and a Promissory Note, Guarantee and Stock Pledge Agreement (the "Note") with Dental Health of America, Inc. ("DHA"). The Agreement provides for the merger of the Company into a wholly owned subsidiary of DHA. Pursuant to the Note, the Company loaned to DHA $525,000. DHA's obligations under the Note are secured by the personal guarantees of two affiliates of DHA, Martin J. McGreevey and J. Mowry Rardon, as well as by a pledge of DHA common stock.

         The merger contemplated by the Agreement requires that DHA file a Form S-4 Registration Statement with the Securities and Exchange Commission. DHA's failure to file such Registration Statement by September 22, 1989, constituted a default by DHA under the Note. In an attempt to protect its rights under the Note, the Company commenced a lawsuit against DHA and the guarantors on or about December 19, 1989.

PROCYON CORPORATION
(A Development Stage Company)

Notes to Financial Statements (Continued)


NOTE E - FINANCIAL CONDITION (Continued)

         Beginning in late 1989, DHA began to experience financial and operating difficulties. These difficulties caused DHA to default on certain of its obligations and to file a voluntary petition for bankruptcy under Chapter 11 of the United States Bankruptcy Code in April 1990.

         During fiscal year 1991, DHA filed a petition under chapter seven of the United States Bankruptcy Code. Due to these circumstances, the Company has established a reserve for bad debt in the amount of $566,032, representing all principal and accrued interest under the Note. The Company is of the opinion that its ability to currently or ultimately receive repayment of the note obligation or any related accrued interest is remote.


NOTE F  - MERGER

          On January 31, 1996, the Company entered into an Agreement and Plan of Exchange (the "Agreement") with Amerx Health Care Corp., a corporation based in Clearwater, Florida ("Amerx"). The Agreement provides that the Company will acquire Amerx through a share exchange in which all of the issued and outstanding common stock of Amerx will be exchanged for a total of 3,000,000 (post-split) shares of common stock of the Company (the "Exchange"). The Agreement provides that as a condition to the Exchange, the Company will complete a five for one reverse split of its issued and outstanding shares of common stock.

         Assuming the completion of the Exchange and the stock split, the Company would have a total of 3,637,920 shares of common stock and 1,000,000 shares of preferred stock issued and outstanding; each outstanding share of preferred stock may be converted at the holder's option into one share of common stock. The Company's President and controlling shareholder, John C. Anderson, would own approximately 3,350,000 shares of common stock upon completion of the Exchange and stock split and assuming the conversion of all preferred stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

                 Procyon Corporation (the "Company") was formed in 1987 in order to identify and evaluate merger or acquisition candidates, and to structure and consummate a merger with or acquisition of a selected candidate. In order to finance its acquisition strategy, the Company completed a public offering in February 1989, which provided the Company with $719,800 in gross offering proceeds.

                 After completing its public offering, the Company's activities focused on the identification and evaluation of merger or acquisition candidates. The Company considered a number of acquisition and merger candidates on a preliminary basis, and in August 1989, the Company entered into certain agreements with Dental Health of America, Inc. ("DHA"). Such agreements provided for the Company to acquire DHA. In connection with the proposed acquisition, the Company made certain loans to DHA. DHA breached its agreements with the Company. As a result, loans to DHA were not repaid and the acquisition was not completed. Following DHA's breach of its agreements with the Company and until 1995, the Company conducted extremely limited operations.

                 During calendar year 1995 and through the first three calendar months of 1996, the Company raised approximately $1,015,500 through the private sale of 1,015,500 shares of Series A Preferred Stock (the "Preferred Stock"). In November 1995, the Company entered into a letter of intent with Amerx Health Care Corp., a corporation based in Clearwater, Florida ("Amerx"), all of the issued and outstanding capital stock of which is currently owned by John C. Anderson, the President and controlling shareholder of the Company. The letter of intent contemplated that the parties would enter into one or more definitive agreements pursuant to which the Company would acquire Amerx through a merger or share exchange.

                 In January 1996 the Company entered into an Agreement and Plan of Exchange (the "Agreement") with Amerx, which provided that the Company would acquire Amerx through a share exchange in which all of the issued and outstanding common stock of Amerx will be exchanged for a total of 3,000,000 (post-split) shares of common stock of the Company (the "Exchange"). The Agreement provided that as a condition to the Exchange, the Company was required to complete a five for one reverse split of its issued and outstanding shares of common stock. At a special meeting of shareholders held on April 15, 1996, the shareholders approved the 5 for 1 reverse split (the "Stock Split"), which became effective as of March 8, 1996. The Exchange was completed on May 9, 1996. After giving effect to the Exchange and the Stock Split, the Company currently has a total of 3,637,920 shares of common stock and 1,021,500 shares of Preferred Stock issued and outstanding.

                 Formed in September 1993, Amerx develops and markets medical products used in the treatment of dermatitis, inflammation, bed sores and various other skin wounds. Amerx's products are based on proprietary concepts which it attempts to protect as trade secrets. The market for Amerx's products consists principally of hospitals, nursing homes, and other health care institutions. As of March 31, 1995, the Company had loaned a total of $555,000 to Amerx in accordance with the terms and conditions of certain promissory notes. Each such note is secured by a pledge of Amerx's accounts receivable, is personally guaranteed by John C. Anderson, accrues interest at the rate of 8% per annum and is due and payable 12 months from its date. Amerx has used the loan proceeds in order to fund its operations. As a result of the Exchange, such notes constitute intercompany receivables between the Company and its wholly-owned subsidiary, and the principal amount of such notes and the accrued interest thereon will not be reflected in the Company's consolidated financial statements covering future periods.

Financial Condition

                 The Company had extremely limited capital resources following termination of the DHA transaction. The Company's liquidity improved significantly as a result of the sale of the Preferred Stock described above. The Company had cash and cash equivalents of $189,806 at March 31, 1996, as compared to $305,081 at June 30, 1995, a decrease of $115,275. The Company had current liabilities of $1,039 at March 31, 1996, a decrease of $7,994 as compared to $9,033 in current liabilities at June 30, 1995.

                 The Company's future capital requirements are expected to be a function of the positive (or negative) cash flows generated by Amerx's operating activities. Given existing capital resources available to the Company and the anticipated short-term operating results of Amerx, the Company believes that it will be capable of funding operations through the 1996 calendar year. However, there can be no assurance that Amerx will generate revenues (or that the Company will raise additional capital) which will be sufficient to fund continuing operations. In the event the Company requires additional capital, management would attempt to raise necessary funds through private sales of debt or equity securities, through credit agreements with banks or other financial institutions or through loans or investments by the Company's existing shareholders. The Company has not taken steps to identify any particular funding sources or the terms on which funds might be sought, and there can be no assurance that capital required to fund operations will be available.


Results of Operations

                 The Company had revenues of $11,806 during the three months ended March 31, 1996 consisting entirely of interest income, $10,067 of which was interest income from Amerx. Revenues during the comparable period of the prior fiscal year were $3,855, also consisting entirely of interest income, none of which was from Amerx. The Company had revenues of $32,393 during the nine months ended March 31, 1996 consisting entirely of interest income, $27,400 of which was interest income from Amerx. Revenues during the comparable period of the prior fiscal year were $3,872, also consisting entirely of interest income, none of which was from Amerx. As described above, the notes receivable from Amerx are now intercompany receivables, which will not be reflected in the Company's consolidated financial statements covering future periods.

                 Operating expenses in the three months ended March 31, 1996 were $56,627 as compared to $45,546 during the same period of 1995. Expenses during the 1996 period included salary and payroll expenses of $40,742, professional fees of $6,125 and general and administrative expenses of $6,972. The increase in operating expenses to their current levels reflects costs associated with pursuing and evaluating the Amerx acquisition, preparing and filing required periodic reports with the Securities and Exchange Commission, salary and payroll expenses relating to management and administrative employees hired to oversee and direct Amerx's future operations, the lease covering the Company's offices and other basic operating expenses. The Company had a net loss of $44,821 during the three months ended March 31, 1996 as compared to a net loss of $41,691 during the same period of 1994. Expenses in the nine month period ended March 31, 1996 were $160,372 as compared to $48,246 during the same nine month period in 1995. The Company had a net loss of $127,979 during the nine months ended March 31, 1996 as compared to a net loss of $44,374 during the corresponding prior year period.

                 From inception through March 31, 1996, the Company had total expenses of $929,005, resulting in a net loss from inception of $813,726. Establishing a bad debt reserve of $566,032 with respect to the DHA Note represented approximately 61% of the Company's total expenses from inception through March 31, 1996.

Form 8-K

                 The Company's future operating results and liquidity will reflect and be a function of Amerx's operating results. On or about the date of this report, the Company expects to file a current report on Form 8-K which contains additional information concerning Amerx.

                          PART II.  OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

                 None.


ITEM 2.  CHANGES IN SECURITIES

                 None.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

                 None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                 A special meeting of shareholders was held at the Company's offices on April 15, 1996, subsequent to the close of the third quarter for which this report is being filed. An information statement relating to the meeting was provided to shareholders, but proxies were not solicited from any shareholders in connection with the meeting. The shareholders approved a proposal to effect a 5 for 1 reverse split of the Company's issued and outstanding Common Stock (the "Stock Split"). The Stock Split became effective as of the date on May 8, 1996. The principal effect of the Stock Split was to decrease the number of issued and outstanding shares of common stock from 3,189,600 to approximately 637,920. (After giving effect to the Exchange completed on May 9, 1996, the Company had 3,637,920 shares of common stock outstanding.)


ITEM 5.  OTHER INFORMATION

                 None.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

                 (a)      Exhibit 27

                 (b)      None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-QSB to be signed on its behalf by the undersigned, thereunto duly authorized.

                              PROCYON CORPORATION


Dated:  May 15, 1996                By:  /s/ John C. Anderson
                                         --------------------------------------
                                         John C. Anderson, President and acting
                                         Principal Financial Officer

                                EXHIBIT INDEX


Exhibit
Number                        Exhibit Description                         Page
- - -------                       -------------------                         ----

27                Financial Data Schedule