Form 10KSB
period 1996-06-30
PROCYON CORP
filed 1996-10-15
CIK 812306

FORM 10-KSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

     For the fiscal year ended June 30, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF1934 [NO FEE REQUIRED]

     for the transition period from _______________ to __________________

                         Commission file number 0-17449

                               PROCYON CORPORATION
             (Exact name of registrant as specified in its charter)

            Colorado                                          36-0732690
 (State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                         Identification Number)

                        1150 Cleveland Street, Suite 410
                            Clearwater, Florida 34615
          (Address of principal executive offices, including Zip Code)

          Issuer's telephone number, including area code (813) 447-2998

           Securities registered pursuant to Section 12(b) of the Act:
                                      None

           Securities registered pursuant to section 12(g) of the Act:
                                  Common Stock

Check  whether  the  registrant  (1) filed all  reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.      Yes  X    No
               ---      ---
Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ]

State  Issuer's  revenues for its most recent fiscal year:  $308,668

As of September 1, 1996, 3,637,920 shares of the registrant's Common Stock were outstanding and the aggregate market value of the 287,920 shares held by non-affiliates was $-0-. (Price quotations for the Common Stock were not published at any time during the 60 days prior to the filing of this report.)

                   (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDING
                           DURING THE PAST FIVE YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by a court. Yes      No  X
                                                  ---     ---

                      DOCUMENTS INCORPORATED BY REFERENCE:

The information required by Part III of this annual report is incorporated by reference to the registrant's definitive proxy statement if filed with the with the Commission on or before October 28, 1996 or, if such proxy statement is not filed, will be filed with the Commission as an amendment to this Form 10-K under cover of Form 10-K/A, not later than October 28, 1996.

Transitional Small Business Disclosure Format:   Yes     No  X
                                                     ---    ---

                                      INDEX


Title                                                                  Page



ITEM   I   BUSINESS.............................................         3

ITEM   2  PROPERTIES............................................         5

ITEM   3  LEGAL PROCEEDINGS.....................................         5

ITEM   4  SUBMISSION OF MATTERS TO A VOTE OF
             SECURITY HOLDERS...................................         5

ITEM   5  MARKET FOR COMPANY'S COMMON EQUITY AND
             RELATED STOCK MATTERS..............................         6

ITEM   6  MANAGEMENT'S DISCUSSION AND ANALYSIS OR
             PLAN OF OPERATION..................................         6

ITEM   7  FINANCIAL STATEMENTS AND SUPPLEMENTARY
             DATA...............................................         8

ITEM   8  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
             ACCOUNTING AND FINANCIAL DISCLOSURE................         8

ITEM   9  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS
              AND CONTROL PERSONS; COMPLIANCE WITH
              SECTION 16(a) OF THE EXCHANGE ACT OF
              THE REGISTRANT....................................         9

ITEM 10  EXECUTIVE COMPENSATION.................................         9

ITEM 11  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
             OWNERS AND MANAGEMENT..............................         9

ITEM 12  CERTAIN RELATIONSHIPS AND RELATED
             TRANSACTIONS.......................................         9

ITEM 13  EXHIBITS AND REPORTS ON FORM 8-K.......................        10

                                     Part I

ITEM     1.   BUSINESS

History and Organization

     Procyon Corporation (the "Company") was incorporated under the laws of the State of Colorado on March 19, 1987. The Company was formed in order to identify and evaluate merger or acquisition candidates, and to structure and consummate a merger with or acquisition of a selected candidate. Following such a merger or acquisition, it was intended that the shareholders of the Company would have an opportunity to share in the potential growth and profitability of the acquisition target.

     Upon its inception, the Company issued and sold an aggregate of 350,000 (post-split) Common Shares in a private offering for total cash consideration of $1,750. On December 9, 1988, the Company commenced its initial public offering pursuant to a Registration Statement on Form S-1. The offering covered a total of 350,000 (post-split) Units, each Unit consisting of one Common Share, no par value, one series A Warrant to purchase one Common Share and one series AA Warrant to purchase one Common Share. The Units were offered at a price of $2.50 per Unit, and the offering closed in February 1989 upon the sale of 287,920 Units and receipt by the Company of approximately $720,000 in gross offering proceeds. Each Series A Warrant was exercisable until June 9, 1990 and each Series AA Warrant was exercisable until December 9, 1990. All Warrants expired without being exercised.

DHA Transaction

     After completing its public offering, the Company's activities focused on the identification and evaluation of merger or acquisition candidates. In July 1989, the Company and Dental Health of America, Inc. ("DHA") entered into an agreement in principle which contemplated the acquisition of all of the outstanding capital stock of the Company by DHA. In August 1989, the Company and DHA executed an Agreement and Plan of Reorganization which provided, among other things, for the acquisition of all of the Company's outstanding stock through the merger (the "Merger") of the Company with and into a newly-formed and wholly-owned subsidiary of DHA. Concurrently with the execution of the Agreement and Plan of Reorganization, the Company loaned $525,000 to DHA pursuant to the terms and conditions of a Promissory Note, Guarantee and Stock Pledge Agreement. The note bore interest at 12% per annum and was payable on demand by the Company at any time on or after February 18, 1990. The note was secured by the personal guarantees of the officers, directors and principal shareholders of DHA. The guarantees were in turn secured by a security interest in all of the Common Shares of DHA owned by the guarantors. Beginning in late 1989, DHA began to experience financial and operating difficulties. These difficulties ultimately caused DHA to default on many of its financial obligations, including its obligations under the note. In April 1990, DHA filed a voluntary bankruptcy petition under Chapter 11 of the United States Bankruptcy Code. The case was later converted to a liquidation case under Chapter 7 of the Bankruptcy Code. As a result of the DHA bankruptcy, the Company established a reserve for bad debt in the amount of $566,032, representing all principal and accrued interest under the note.

Change in Control

     In November 1994, the Company's three principal shareholders sold a total of 350,000 (post-split) Common Shares to John C. Anderson. Mr. Anderson is currently a director and the President of the Company as well as its majority shareholder.

Private Placement

     During the fiscal years 1995 and 1996, the Company raised $1,328,700 through the sale of 1,355,000 shares of Series A Preferred Stock (the "Preferred Stock"). The shares of Preferred Stock were offered and sold in reliance on exemptions from the registration requirements under state and federal securities laws. The Preferred Stock (i) is entitled to receive, when, as, and if declared by the Board of Directors, dividends at a rate equal to $.10 per share of Preferred Stock per annum, (ii) is not subject to redemption, (iii) carries voting rights, with the number of votes equal to the number of Common Shares into which such Preferred Stock is convertible, (iv) has a liquidation value of $1.00 per share payable before any distribution to the shareholders of the Common Shares or any other class of capital stock ranking junior as to liquidation preferences, (v) is convertible, at the option of the holder, into an equal number of Common Shares, (vi) will convert automatically into one

Common Share effective as of the close of a public offering which provides the Company with gross proceeds of at least $1,000,000 and provides for an offering price equal to or in excess of $1 per Common Share, (vii) carries piggy-back rights to register the Common Shares into which the Preferred Stock is convertible on any registration statement or notification pursuant to Regulation A for any offering of any debt or equity security issued by the Company, including an offering of Common Shares which would effectuate the mandatory conversion provisions, and (viii) has anti-dilution provisions which could
change  the  number  of  Common  Shares  into  which  the  Preferred   Stock  is
convertible.

Acquisition of Amerx

     On January 31, 1996, the Company entered into an Agreement and Plan of Exchange (the "Agreement") with Amerx Health Care Corp., a corporation based in Clearwater, Florida which was wholly-owned by John C. Anderson ("Amerx"). The Agreement provided that the Company would acquire Amerx through a share exchange in which all of the issued and outstanding Common Shares of Amerx would be acquired by the Company for 3,000,000 (post-split) shares of Common Stock (the "Exchange"). The Agreement provided that as a condition to the Exchange, the Company would complete a five for one reverse split of its issued and outstanding Common Shares. The reverse stock split was approved by the Company's shareholders on April 15, 1996. The reverse stock split became effective as of May 8, 1996 and the Exchange was completed as of May 9, 1996. As a result, the Company now has a total of 3,637,920 Common Shares and 1,355,000 Preferred Shares issued and outstanding.

     As a result of completing the Exchange, the Company's business operations are conducted through its wholly-owned subsidiary, Amerx. Amerx was formed as a Florida corporation in 1993 to develop and market proprietary medical products which are used in the treatment of pressure ulcers, dermatitis, inflammation, and various other skin problems. Such problems are most common among the elderly, particularly residents of long term healthcare facilities and diabetics. If not treated promptly and effectively, such problems can result in amputations, particularly of lower extremities.

Products

     Amerx's products currently consist of Amerigel Preventive Care Lotion, Amerigel Topical Ointment and Amerigel Preventive Barrier Lotion. The Preventive Care Lotion has emollients which restore moisture to fragile skin; protect the skin against tears and chafing; and assist in prevention of chronic pressure ulcers. The Topical Ointment is more concentrated than the Preventive Lotion, and it is typically used as an adjunct in the treatment of ulcers or torn, cut or macerated skin. The Barrier Lotion provides barrier protection to reduce the harmful effects of urine and feces in incontinent patients.

     Management believes that Amerx's products are based on proprietary formulations which the Company attempts to protect as trade secret information. Each product is registered with the Food and Drug Administration and has been granted a National Drug Code. The Company believes that patients using Amerx products are generally able to obtain reimbursement under private health insurance policies, as well as Medicare reimbursement upon review and approval of claims.

Market for Skin Treatment Products

     The market for Amerx's products consists principally of hospitals, nursing homes, and other health care institutions which provide wound care to a large number of patients. For example, management believes that based on a study of the clinical and economic impact of diabetic neuropathy published by the Health Science Institute, approximately one out of five nursing home patients suffers from chronic pressure ulcers, that an estimated 5,000 amputations per month are performed due to chronic skin wounds. The Company believes that the Amerx products represent an inexpensive, yet effective, treatment and prevention program for chronic pressure ulcers and other skin problems.

Sales and Marketing

     Amerx markets its products to nursing homes, hospitals, home health care providers, physicians and pharmacies. Sales and marketing activities are conducted by Company employees and a small number of independent sales representatives and distributors. Amerx's sales and marketing activities are supported by product literature, advertising, limited participation in industry trade shows, a full-time pharmacist and a full-time M.D. who serves as the Company's Medical Director.

     To date, Amerx's sales have been made primarily in the Southeastern United States. During the year ended June 30, 1996, sales to Diabetic Metabolic Corporation, Gulf South Medical Supply and Beverly Enterprises, Inc. represented approximately 16%, 11% and 10% of the Company's total revenues, respectively.

Manufacturing

     All manufacturing and packaging activities are performed pursuant to Good Manufacturing Practices ("GMPs") at an FDA approved production facility operated by an unrelated pharmaceuticals manufacturer located near Clearwater, Florida. All manufacturing activities are required to comply with the manufacturing practices developed by Amerx specifically for its products, as well as the GMPs which apply to all activities conducted by the manufacturer in the facility. An independent lab performs tests on product samples in order to confirm quality and performance of the products.

     Except for certain mixing kettles owned by the Company, substantially all manufacturing equipment used to produce Amerx's products is owned by the manufacturer. An Amerx employee oversees quality control and ensures compliance with Amerx's manufacturing practices, while all other manufacturing personnel are provided by the manufacturer. Raw materials are purchased by Amerx from various sources and are maintained at the manufacturing facility.

     Amerx does not have a written production contract with its manufacturing contractor or written purchase contracts with the suppliers of raw materials. Management believes that alternative manufacturers and suppliers could be secured if necessary. However, the Company would likely incur certain delays and start-up costs in the event it becomes necessary to secure an alternative manufacturing contractor.

Employees

     As of September 15, 1996, the Company had six full-time employees and one part-time employee, including one sales manager, two management employees, one administrative employee, a medical doctor who serves as the Company's Medical Director, and a pharmacist.


ITEM     2.   PROPERTIES

     The Company currently maintains its offices at 1150 Cleveland Street, Suite 410, Clearwater, Florida 34615. The Company's offices consist of approximately 2,400 square feet of space which is leased from an unrelated party and is renewable annually. The office lease requires monthly payments of approximately $2,100. Management believes the facility is adequate for the Company's current needs.


ITEM     3.   LEGAL PROCEEDINGS

     No material legal proceedings to which the Company is party or to which property of the Company is subject is pending and no such material proceeding is known by management of the Company to be contemplated.


ITEM     4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     A special meeting of shareholders was held on April 15, 1996, at which time the reverse stock split described above was approved. See "Item I -- Business." Of the Company's 3,189,600 (pre-split) Common Shares entitled to vote at the meeting, approximately 1,750,000 shares voted in favor of the stock split, 0 shares voted against the stock split, and 0 shares abstained.

                                     Part II


ITEM     5.   MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCK MATTERS.

     The Company's securities were traded in the over-the-counter market and were listed in the "pink sheets" published by the National Quotation Bureau Incorporated ("NQB") following the Company's public offering in December, 1988. However, since approximately June 1990, NQB has not published a quotation for the Company's securities and to the Company's knowledge, there is extremely limited, if any, public trading in its securities.

     As of June 30, 1996 there were approximately 53 record holders of the Company's Common Shares.

     Holders of Common Shares are entitled to receive such dividends as may be declared by the Company's Board of Directors. No dividends on the Common Shares have been paid by the Company, nor does the Company anticipate that dividends will be paid in the foreseeable future.


ITEM     6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

General

     From 1990 through May 1996, the Company had minimal operations and was considered to be a development stage company. During such time, the Company incurred nominal expenses and its revenues consisted entirely of interest income. In May 1996, the Company completed its acquisition of Amerx. The acquisition was accounted for in a manner similar to a pooling-of-interest since both companies were under common control and, accordingly, the Company's financial statements include the Amerx operating results as though the acquisition was completed on July 1, 1994. The Company's financial statements for fiscal years 1995 and 1996 therefore reflect the operating results and financial condition of Amerx.

Liquidity and Capital Resources

     As of June 30, 1996, the Company's principal sources of liquidity included cash and cash equivalents of approximately $290,000 and net accounts receivable of $14,679. Also at June 30, 1996, the Company had subscription receivables of $96,700, which have since been received by the Company. The Company had net working capital of $450,424 and no long term debt at June 30, 1996.

     During fiscal 1996, cash and cash equivalents decreased from $314,355 as of June 30, 1995 to $290,007 as of June 30, 1996. Operating activities used cash of $483,530 during fiscal 1996, consisting primarily of a net loss of $519,393. Cash used in investing activities during fiscal 1996 was $14,211. Cash provided by financing activities during 1996 was $473,393, consisting of $471,000 in proceeds from the sale of Preferred Stock, and $232,255 in liquidation of a certificate of deposit, which amounts were partially offset by repayment of stockholder advances of $229,862.

     During fiscal 1995, cash and cash equivalents increased from $2,937 as of June 30, 1994 to $314,355 as of June 30, 1995. Operating activities used cash of $492,421 during fiscal 1995, consisting primarily of a net loss of $441,503 and an increase in inventories of $91,554. Cash used in investing activities during fiscal 1995 was $68,269, which consisted primarily of the purchase of machinery and equipment in the amount of $46,335. Cash provided by financing activities during fiscal 1995 was $872,108, consisting primarily of proceeds from the sale of Preferred Stock in the amount of $755,000 and an advance from John C. Anderson in the amount of $348,363, which amounts were partially offset by the purchase of a certificate of deposit for $232,255.

     At June 30, 1996 the Company had no commitments for capital expenditures.

     The Company has deferred tax assets with a 100% valuation allowance at June 30, 1996. Management is not able to determine if it is more likely than not that the deferred tax assets will be realized.

     The Company has incurred losses since its inception and is dependent upon equity financing to fund working capital needs that raises substantial doubt about its ability to continue as a going concern. Management's plans include continuing to attempt to increase sales volumes and related production efficiencies to meet its overhead and cash flow requirements as well as working with vendors to maintain their continued support. The ultimate results of these efforts cannot be determined at the present time.

Results of Operations

     Comparison of Fiscal 1996 and 1995. Net sales during fiscal 1996 were $308,668 as compared to $61,751 in fiscal 1995, an increase of $246,917, or 400%. The increase reflects broader product distribution and the general growth of Amerx's business operations, which commenced in fiscal 1994.

     Gross profit during fiscal 1996 was $218,070 as compared to $38,268 during fiscal 1995, an increase of $179,802, or 475%. As a percentage of net sales, gross profit was 71% in fiscal 1996 as compared to 62% in fiscal 1995. The increase reflects certain manufacturing efficiencies achieved during fiscal 1996.

     Operating expenses during fiscal 1996 were $740,625, consisting of $315,415 in salaries and benefits and $425,210 in selling, general and administrative expenses. This compares to operating expenses during fiscal 1995 of $475,786, consisting of $255,291 in salaries and benefits and $220,495 in selling, general and administrative expenses. The increase in these expenses is consistent with the overall growth in Amerx's operations, including the expansion of Amerx's sales and marketing activities and the addition of one full-time employee. As a percentage of net sales, operating expenses during fiscal 1996 were 240% as compared to 770% during fiscal 1995. The improvement is due to the increase in net sales.

     The Company incurred an operating loss of $522,555 in fiscal 1996 as compared to an operating loss of $437,518 in fiscal 1995. The increase in operating loss was primarily due to the higher operating expense level experienced during fiscal 1996 which more than offset the increase in net sales achieved during fiscal 1996. Net loss (after dividend requirements for Preferred Shares) was $590,139 during fiscal 1996 as compared to $441,503 during fiscal 1995.

     Management anticipates that the Company will continue to incur losses during at least the first six months of fiscal 1997 as the Company continues to develop and implement its product sales and distribution strategies.

Recent Accounting Pronouncements

     The Financial Standards Board has recently issued Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets" and SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 121 requires that long-lived assets and certain identifiable intangibles be reported at the lower of the carrying amount or their estimated recoverable amount and the adoption of this statement by the Company is not expected to have an impact on the financial statements. SFAS No. 123 encourages the accounting for stock-based employee compensation programs to be reported within the financial statements on a fair-value based method. If the fair-value based method is not adopted, then the statement requires proforma disclosure of net income and earnings per share as if the fair value based method had been adopted. The Company has not yet determined how SFAS No. 123 will be adopted nor its impact on the financial statements. Both statements are effective for fiscal years beginning after December 15, 1995.

ITEM     7.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Consolidated Financial Statements as of June 30, 1996 and for the years ended June 30, 1996 and 1995 appear at page F-1.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     The Company had a change of its independent auditors during the two most recent fiscal years or subsequent interim period. On January 1, 1996, the Company's auditors, Mitchell (Diamond) Finley and Company, P.C., combined their practice with BDO Seidman, LLP. Thereafter, BDO Seidman, LLP became the Company's independent auditors. The Company has not reported disagreement with its auditors on any matter of accounting principles or practices or financial statement disclosure.

                               Procyon Corporation
                                 and Subsidiary





                        Consolidated Financial Statements
                       Years Ended June 30, 1996 and 1995




Report of Independent Certified Public Accountants                F-2

Consolidated Balance Sheet                                  F-3 - F-4

Consolidated Statements of Operations                             F-5

Consolidated Statements of Stockholders' Equity                   F-6

Consolidated Statements of Cash Flows                             F-7

Summary of Accounting Policies                             F-8 - F-10

Notes to Consolidated Financial Statements                F-11 - F-14

Report of Independent Certified Public Accountants


To the Board of Directors and Stockholders
Procyon Corporation
Clearwater, Florida

We have audited the accompanying consolidated balance sheet of Procyon Corporation and subsidiary (the "Company") as of June 30, 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Procyon Corporation and subsidiary at June 30, 1996, and the results of their operations and their cash flows for each of the two years then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company has incurred significant operating losses and is dependent upon equity financing to fund working capital needs. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                            /s/  BDO SEIDMAN, LLP
                                           ------------------------------------
                                            BDO Seidman, LLP

Denver, Colorado
August 21, 1996

                                                            Procyon Corporation
                                                                 and Subsidiary

                                                     Consolidated Balance Sheet
===============================================================================


June 30,                                                            1996
--------------------------------------------------------------------------

Assets

Current:
  Cash and cash equivalents                                $       290,007
  Accounts receivable, less allowance
    of $500 for doubtful accounts                                   14,679
  Inventories (Note 3)                                             108,646
  Subscriptions receivable (Note 6)                                 96,700
--------------------------------------------------------------------------

Total current assets                                               510,032
--------------------------------------------------------------------------

Machinery and equipment, less accumulated
  depreciation of $11,548                                           36,551
--------------------------------------------------------------------------

Other assets:
  Deposits                                                           1,267
  Employee advances                                                 16,500
--------------------------------------------------------------------------

Total other assets                                                  17,767
--------------------------------------------------------------------------

                                                           $       564,350
==========================================================================



          See accompanying report of independent certied public accountants, summary of accounting policies and notes to consolidated financial statements.

                                                           Procyon Corporation
                                                                 and Subsidiary

                                                     Consolidated Balance Sheet
                                                                     (continued)
===============================================================================

June 30,                                                            1996
--------------------------------------------------------------------------

Liabilities and Stockholders' Equity

Current liabilities -
  Accounts payable and accrued expenses                      $      59,608
--------------------------------------------------------------------------

Commitments and contingencies (Notes 1 and 5)

Stockholders' equity (Notes 2, 4, 6 and 8):
  Preferred stock, 496,000,000 shares authorized;
    none issued                                                          -
  Series A Cumulative Convertible Preferred stock,
    no par value; 4,000,000 shares authorized;
    1,355,000 shares issued and outstanding                      1,328,700
  Common stock, no par value, 80,000,000 shares
    authorized; 3,637,920 shares issued and outstanding            724,196
  Accumulated deficit                                           (1,548,154)
--------------------------------------------------------------------------

Total stockholders' equity                                         504,742
--------------------------------------------------------------------------

                                                             $     564,350
==========================================================================


            See accompanying report of independent certified public accountants, summary of accounting policies and notes to consolidated financial statements.

                                                            Procyon Corporation
                                                                 and Subsidiary

                                          Consolidated Statements of Operations
===============================================================================

Years Ended June 30,                                     1996          1995
-------------------------------------------------------------------------------

Net sales (Note 8)                                   $   308,668     $   61,751

Cost of sales                                             90,598         23,483
-------------------------------------------------------------------------------

Gross profit                                             218,070         38,268
-------------------------------------------------------------------------------

Operating expenses:
  Salaries and benefits                                  315,415        255,291
  Selling, general and administrative                    425,210        220,495
-------------------------------------------------------------------------------

Total operating expenses                                 740,625        475,786
-------------------------------------------------------------------------------

Loss from operations                                    (522,555)      (437,518)
-------------------------------------------------------------------------------

Other income (expense):
  Interest expense                                        (3,469)             -
  Interest expense, stockholder                                -        (15,500)
  Interest income                                          6,631         11,515
-------------------------------------------------------------------------------

Total other income (expense)                               3,162         (3,985)
-------------------------------------------------------------------------------

Net loss                                                (519,393)      (441,503)
Dividend requirements on preferred stock                  70,746              -
-------------------------------------------------------------------------------

Loss applicable to common stock                      $  (590,139)     $(441,503
================================================================================

Net loss per common share                            $      (.16)     $    (.12)
================================================================================

Weighted average number of
  common shares outstanding                            3,637,920      3,637,920
================================================================================

     See accompanying report of independent certified public accountants, summary of accounting policies and notes to consolidated financial statements.


                                                                                                                Procyon Corporation
                                                                                                                     and Subsidiary

                                                                                    Consolidated Statements of Stockholders' Equity
===================================================================================================================================

                                                Preferred Stock                Common Stock
Years Ended June 30,                       ----------------------         -----------------------        Accumulated
1996 and 1995                              Shares          Amount           Shares         Amount          Deficit         Total
-----------------------------------------------------------------------------------------------------------------------------------

Balance, July 1, 1994 as previously
 reported                                       -       $        -           637,920      $ 590,196     $    (587,258)   $    2,938

  Acquisition of commonly
    controlled company (Note 2)                 -                -         3,000,000        134,000                 -       134,000
-----------------------------------------------------------------------------------------------------------------------------------

Balance, July 1, 1994 as restated               -                -         3,637,920        724,196          (587,258)      136,938

  Stock issued in connection with
    private placements                    755,000          755,000                 -              -                 -       755,000

  Net loss                                      -                -                 -              -          (441,503)     (441,503)
-----------------------------------------------------------------------------------------------------------------------------------

Balance, June 30, 1995                    755,000          755,000         3,637,920        724,196        (1,028,761)      450,435

  Stock issued in connection with
    private placements, net of
    stock issuance costs                  594,000          567,700                 -              -               -         567,700

  Stock issued for services                 6,000            6,000                 -              -               -           6,000

  Net loss                                      -                -                 -              -        (519,393)       (519,393)
-----------------------------------------------------------------------------------------------------------------------------------

Balance, June 30, 1996                  1,355,000       $1,328,700         3,637,920      $  724,196     $(1,548,154)   $    504,742
====================================================================================================================================





                                                         See  accompanying  report  of  independent  certified  public  accountants, summary of accounting policies and notes to consolidated financial statements.

                                                                                                                                 F-6



                                                                  Procyon Corporation
                                                                       and Subsidiary

                                                Consolidated Statements of Cash Flows
======================================================================================

Increase (Decrease) in Cash and Cash Equivalents

Years Ended June 30,                                         1996              1995
--------------------------------------------------------------------------------------

Operating activities:
  Net loss                                              $   (519,393)       $ (441,503)
  Adjustments to reconcile net loss to
    cash used in operating activities:
      Depreciation                                             9,399             2,149
      Stock issued for services                                6,000                 -
      Write-off of stockholder and
        employee advances                                     16,614                 -
  Changes in operating assets and liabilies
    Accounts receivable, trade                                 9,475           (24,154)
    Inventories                                              (17,092)          (91,554)
    Prepaid expenses                                           5,000            (5,000)
    Accounts payable and accrued expenses                      6,467            67,641
--------------------------------------------------------------------------------------

Cash used in operating activities                           (483,530)         (492,421)
--------------------------------------------------------------------------------------

Investing activities:
  Purchase of machinery and equipment                         (1,764)          (46,335)
  Advances to employees and stockholder                      (18,328)          (21,500)
  Repayments of advances to employees                          6,714                 -
  Payment for deposit                                           (833)             (434)
--------------------------------------------------------------------------------------

Cash used in investing activities                            (14,211)           (68,269)
---------------------------------------------------------------------------------------

Financing activities:
  Proceeds from issuance of preferred stock                  471,000            755,000
  Liquidation (purchase) of certificate of deposit           232,255           (232,255)
  Proceeds from (repayment of) advances
    from stockholder                                        (229,862)           348,363
  Proceeds from issuance of common stock in
    subsidiary                                                     -              1,000
---------------------------------------------------------------------------------------

Cash provided by financing activities                        473,393            872,108
---------------------------------------------------------------------------------------

Net increase (decrease) in cash and
  cash equivalents                                           (24,348)           311,418

Cash and cash equivalents, beginning of year                 314,355              2,937
---------------------------------------------------------------------------------------

Cash and cash equivalents, end of year                  $    290,007        $   314,355
=======================================================================================



             See  accompanying  report  of  independent  certified  public  accountants, summary of accounting policies and notes to consolidated financial statements.

                                                                                    F-7

                                                            Procyon Corporation
                                                                 and Subsidiary

                                                 Summary of Accounting Policies
================================================================================

Organization        Procyon Corporation (the "Company"), a Colorado corporation,
and Business        was incorporated on March 19, 1987. Through May 9, 1996, the
                    Company had been  considered a development  stage company as it continued to identify and evaluate  merger or acquisition
                    candidates   for   purposes  of  engaging  in  its  business
                    activity.  As a result of the  acquisition  of Amerx  Health
                    Care Corp. ("Amerx") discussed in Note 2, the Company is no longer considered to be in the development stage.

                    As described in Note 2, effective May 9, 1996, the Company acquired 100 percent of the issued and outstanding common stock of Amerx, a commonly-controlled company. The acquisition was accounted for in a manner similar to a pooling-of-interest and, accordingly, the Company's financial statements have been presented to include the results of Amerx as though the acquisition occurred as of July 1, 1994.


                    The Company manufacturers and distributes a topical cream and a preventative lotion primarily in the United States which assists in healing and preventing certain wounds on humans.


Basis of            The consolidated  financial  statements include the accounts
Presentation and    of  Procyon  Corporation  and its wholly  owned  subsidiary,
Principles of       Amerx,  acquired  during  1996 as  discussed  in Note 2. All
Consolidation       material   intercompany   accounts  and   transactions   are
                    eliminated.

                    Effective May 9, 1996, the Company effected a five for one reverse split of its then issued and outstanding common stock in anticipation of its acquisition of Amerx. All share and per share information in the accompanying financial statements has been retroactively restated to reflect the reverse stock split.

                                                            Procyon Corporation
                                                                  and Subsidiary

                                                  Summary of Accounting Policies
================================================================================

Use of Estimates    The  preparation of financial  statements in conformity with generally accepted accounting principles requires management to make estimates and  assumptions  that affect the reported
                    amounts  of  assets  and   liabilities   and  disclosure  of
                    contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Concentrations of   Financial  instruments which potentially subject the Company
Credit Risk         to  concentrations of credit risk consist primarily of cash, cash equivalents and accounts receivable. The Company places its cash and cash equivalents in what it considers to be highly-rated financial institutions and while at times such amounts may exceed federally insured limits, the Company has not experienced any losses from such amounts. Concentrations of credit risk with respect to accounts receivable are limited due to a broad customer base and generally short payment terms.

Cash Equivalents    For the purpose of the Statements of Cash Flows, the Company considers cash-on-hand, demand deposits in banks and highly liquid investments purchased with original maturity of three months or less to be cash equivalents.

Inventories         Inventories are valued at lower of average cost or market.

Machinery and       Machinery and equipment are stated at cost.  Depreciation is
Equipment           computed on a straight-line  basis over the estimated useful lives of the assets of five years.

Revenue             Revenue  is   recognized   upon  the  shipment  of  finished
Recognition         merchandise to customers.

Income Taxes        The Company  accounts  for income  taxes under  Statement of
                    Financial  Accounting  Standards  No. 109 ("SFAS No.  109").
                    Temporary  differences are differences between the tax basis of assets and liabilities and their reported  amounts in the
                    financial   statements   that  will  result  in  taxable  or
                    deductible amounts in future years.

                                                             Procyon Corporation
                                                                  and Subsidiary

                                                  Summary of Accounting Policies
================================================================================


Net Loss            Net loss per share is based on the weighted  average  number
Per Share           of  shares   outstanding   during  each  period   presented.
                    Outstanding stock rights are included as common stock equivalents, when dilutive.

Recent              The Financial  Standards Board has recently issued Statement
Accounting          of  Financial   Accounting   Standards   ("SFAS")  No.  121,
Pronouncements      "Accounting  for the  Impairment of  Long-Lived  Assets" and
                    SFAS No. 123,  "Accounting  for  Stock-Based  Compensation."
                    SFAS No. 121 requires that long-lived assets and certain identifiable intangibles be reported at the lower of the carrying amount or their estimated recoverable amount and the adoption of this statement by the Company is not expected to have an impact on the financial statements. SFAS
                    No. 123 encourages the accounting for stock-based employee compensation programs to be reported within the financial statements on a fair-value based method. If the fair-value based method is not adopted, then the statement requires proforma disclosure of net income and earnings per share as if the fair value based method had been adopted. The Company has not yet determined how SFAS No. 123 will be adopted nor its impact on the financial statements. Both statements are effective for fiscal years beginning after December 15, 1995.

                                                             Procyon Corporation
                                                                  and Subsidiary

                                      Notes to Consolidated Financial Statements
================================================================================

1. Going Concern    As reflected in the accompanying  financial statements,  the
                    Company incurred net losses of $519,393 and $441,503 for the years ended June 30, 1996 and 1995. In addition, net cash used in operations has exceeded $450,000 in each of the last two years. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Such operating cash deficiency has been funded through proceeds from private preferred stock offerings, the continuance of which is uncertain.


                    Managements's plans include continuing to attempt to increase sales volumes and related production efficiencies to meet its overhead and cash flow requirements as well as working with vendors to maintain their continued support. Additionally, the Company is intending to file a registration statement with the Securities and Exchange Commission for a public offering of its securities. The ultimate results of these efforts cannot be determined at the present time.

2. Acquisition      On January 31, 1996,  the Company  entered into an Agreement and Plan of  Exchange  (the  "Agreement")  with  Amerx.  The
                    Agreement  provides that the Company acquire Amerx through a share  exchange  in which all of the issued and  outstanding
                    common   stock  of  Amerx  was   exchanged   for   3,000,000
                    (post-split)  shares of  common  stock of the  Company  (the
                    "Exchange"). The Agreement provides, as a condition of the Exchange, that the Company complete a five for one reverse split of its issued and outstanding shares of common stock.
                    The president and majority stockholder of the Company was the sole stockholder of Amerx prior to the Exchange which was completed effective May 9, 1996.

                    Considering the nature of the relationship between the Company and Amerx, the transaction is considered to be an exchange between enterprises under common control and accordingly, it has been accounted for at historical cost in a manner similar to that in pooling-of-interests accounting with the accompanying financial statements presented to include the accounts and operations of the acquired company as though the acquisition had occurred as of July 1, 1994.

                                                             Procyon Corporation
                                                                  and Subsidiary

                                      Notes to Consolidated Financial Statements
================================================================================


3.  Inventories      Inventories consisted of the following:

                     December 31,                                  1996
                     -----------------------------------------------------------

                     Finished goods                            $  42,216
                     Raw materials                                66,430
                    ------------------------------------------------------------

                                                               $ 108,646
                    ============================================================


4. Related Party During fiscal 1995, the majority stockholder of the Company Transactions advanced $348,363 to the Company which was used to fund operations  and an investment  in a certificate  of deposit.
                    Effective July 1, 1995, the stockholder contributed $117,500 of the advance plus accrued interest of $15,500 into capital which was accounted for as part of the Exchange discussed in
                    Note 2. The remainder of the advances were repaid during fiscal 1996.

5. Commitments      Operating Leases
   and
   Contingencies    The Company leases office space and certain  equipment under operating  leases  expiring at various  dates  through 2001.
                    Rent  expense  under  these  agreements  was   approximately
                    $32,600 and $22,500 for the years ended June 30, 1996 and 1995. Future minimum rentals under the operating leases are as follows:

                    Year Ending June 30,
                    ------------------------------------------------------------

                    1997                           $ 34,500
                    1998                              9,100
                    1999                              4,700
                    2000                              4,300
                    2001                              4,300
                    ------------------------------------------------------------

                                                    $ 56,900
                    ===========================================================

                                                             Procyon Corporation
                                                                  and Subsidiary

                                      Notes to Consolidated Financial Statements
================================================================================

                    Product Liability Insurance

                    The Company does not maintain general product liability insurance coverage, however, the Company is in the process of acquiring such. The Company has not received notice of any claim and has not experienced any losses as a result of not having such insurance coverage.

6. Stockholder's    During  January  1995,  the  Company's  Board  of  Directors
   Equity           authorized the issuance of up to 4,000,000  shares of Series
                    A  Cumulative   Convertible   Preferred   Stock  ("Series  A
                    Preferred  Stock").  As of June 30,  1996,  the  Company had
                    raised a total of  $1,328,700 in proceeds at $1 per share of which  $96,700 was received by the Company in July 1996.  In addition,  the  Company  issued  26,300  shares  of Series A
                    Preferred  Stock  valued  at $1 per  share  for  commissions relating to the  offering.  The preferred  stockholders  are entitled  to  receive,  as and if  declared  by the board of directors, quarterly dividends at an annual rate of $.10 per share of Series A Preferred Stock per annum.  Dividends will accrue without interest and will be cumulative from the date of  issuance  of the  Series A  Preferred  Stock and will be payable  quarterly  in  arrears in cash or  publicly  traded common stock when and if declared by the board of directors.
                    As of June  30,  1996,  no  dividends  have  been  declared.
                    Dividends  in arrears on the  outstanding  preferred  shares
                    total   $70,746  as  of  June  30,   1996.   The   preferred
                    stockholders  have the right to convert each share of Series
                    A Preferred Stock into one share of the company's common stock at any time without additional consideration. However, each share of Series A Preferred Stock is subject to mandatory conversion into one share of common stock of the Company, effective as of the close of a public offering of the Company's common stock provided, however, that the offering must provide a minimum of $1 million in gross proceeds to the Company and the initial offering price of such common stock must be at least $1 per share. In addition to the rights described above, the holders of the Series A
                    Preferred Stock will have equal voting rights as the common stockholders based upon the number of shares of common stock into which the Series A Preferred Stock is convertible. The
                    Company is obligated to reserve an adequate number of shares of its common stock to satisfy the conversion of all of the outstanding Series A Preferred Stock.

                                                             Procyon Corporation
                                                                  and Subsidiary

                                      Notes to Consolidated Financial Statements
================================================================================

7. Income Taxes The Company's deferred tax asset at June 30, 1996 consists and Available of net operating loss carryforwards which after the tax
   Carryforwards    effect  amount to  approximately  $190,000.  The Company has recorded a valuation allowance equal to 100 percent of the deferred tax asset as the Company was unable to determine that it is more likely than not that the deferred tax asset will be realized.

                    At June 30, 1996, for income tax purposes, the Company had net operating loss carryforwards of approximately $950,000 which expire through 2011. The utilization of certain of the loss carryforwards are limited under Section 382 of the Internal Revenue Code.

8. Major            During  the year  ended  June  30,  1996,  three  individual
   Customers        customers  accounted  for 16%, 11% and 10% of the  Company's
   and Supplier     net  sales.  During  the  year  ended  June  30,  1995,  two individual customers accounted for 11% and 10% of the Company's net sales.

                    The Company's manufacturing and packaging activities are performed at a production facility owned and operated by a non-affiliated pharmaceutical manufacturer under the supervision of Company personnel. The Company does not have written contracts with the manufacturer or with suppliers of raw materials. Management believes that alternative manufacturers and suppliers could be obtained if necessary.


9. Supplemental     Cash paid for interest for the years ended June 30, 1996 and
   Disclosures of   1995 was $3,469 and $0.
   Cash Flow
   Information      Non-cash investing and financing activities consisted of the following:

                    Years Ended June 30,              1996             1995
                    ------------------------------------------------------------


                    Preferred stock issued for
                    subscription receivable         $ 96,700              -

                    Preferred stock issued for
                    commissions relating to
                    offering                        $ 26,300              -

                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT OF THE REGISTRANT.


ITEM  10.  EXECUTIVE COMPENSATION.


ITEM  11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.


ITEM  12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The Company will file a definitive Proxy Statement pursuant to Regulation 14A for its annual meeting of shareholders. The information called for by the above Items 9 through 12 will be included in such definitive Proxy Statement under "Election of Directors," "Management and Directors," "Executive Compensation and Other Remuneration," "Security Ownership of Certain Beneficial Owners and Management" and "Certain Relationships and Related Transactions," which is incorporated herein by reference. If such definitive Proxy Statement is not filed with the Commission within 120 days after the end of the fiscal year covered by this report, then the information described above will be filed as an amendment to this report before the end of such 120-day period.

ITEM     13.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits

     1. The financial statements filed herewith are listed in the Index to Financial Statements included in Item 7.

     2. The Financial Data Schedule is filed herewith. The remaining documents set forth below have been included as exhibits to previous filings with the
Securities  and  Exchange   Commission  and  are  incorporated  herein  by  this
reference:

                                                                                         Reg. S-K
Exhibit No.             Document                                                          Item No.
-----------             --------                                                          --------

  *   3.1      Articles of Incorporation                                                      3

  +   3.1.1    Articles of Amendment to Articles of Incorporation                             3

  *   3.2      Bylaws                                                                         3

  +   4.1      Designation of Series A Preferred Stock                                        4

  *   10.1     Incentive Stock Option Plan, authorizing 1,000,000 Common Shares for
               issuance pursuant to the Plan                                                 10

 **   10.2     Agreement and Plan of Merger, dated July 19, 1989, by and between
               the Company and Dental Health of America, Inc. ("DHA").                       10

 **   10.3     Promissory Note, Guarantee and Stock Pledge Agreement, dated July 19,
               1989, by and between the Company, DHA and certain affiliates of DHA.          10

  +   10.4     Loan and Security Agreement, dated as of January 1, 1995, by and between the Company and Amerx Health Care Corp., including Promissory Notes
               issued thereunder.                                                            10

  o   10.4     Agreement and Plan of Exchange, dated January 31, 1996, by and
               between the Company and Amerx.                                                10

      27.1     Financial Data Schedule                                                       27

----------
* Incorporated by reference to the Company's Registration Statement on Form S-1, S.E.C. File No. 33-13273.

** Incorporated by reference to the Company's Form 10-KSB for the fiscal year ended June 30, 1989.

+ Incorporated by reference to the Company's Form 10-KSB for the fiscal year ended June 30, 1995.

o Incorporated by reference to the Company's Form 8-K filed on or about February 2, 1996.
----------

(b)  Reports on Form 8-K

     The Company filed Form 8-K on or about May 21, 1996 to disclose the acquisition of Amerx pursuant to Item 2 of Form 8-K.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          PROCYON CORPORATION


                          By:   /s/ John C. Anderson
                                ------------------------------------------------
                                John C. Anderson, President and acting Principal Executive, Financial and Accounting Officer

Date:    October 11, 1996

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



       Signature                      Title                                   Date
       ---------                      -----                                   ----
                                    President and Acting
                                    Principal Executive, Financial
  /s/ John C. Anderson              and Accounting Officer               October 11, 1996
-------------------------------
John C. Anderson


  /s/ Chester L. Wallack            Director                             October 11, 1996
-------------------------------
Chester L. Wallack


  /s/ Fred W. Suggs, Jr.            Director                             October 11, 1996
-------------------------------
Fred W. Suggs, Jr.


  /s/ Alan B. Crane                 Director                             October 11, 1996
-------------------------------
Alan B. Crane


                                  EXHIBIT INDEX
                                  -------------


Exhibit No.                                Document                                                  Item No.
-----------                                --------                                                  --------


  *   3.1      Articles of Incorporation                                                                 3

  +   3.1.1    Articles of Amendment to Articles of Incorporation                                        3

  *   3.2      Bylaws                                                                                    3

  +   4.1      Designation of Series A Preferred Stock                                                   4

  *   10.1     Incentive Stock Option Plan, authorizing 1,000,000 Common Shares for
               issuance pursuant to the Plan                                                            10

 **   10.2     Agreement and Plan of Merger, dated July 19, 1989, by and between
               the Company and Dental Health of America, Inc. ("DHA").                                  10

 **   10.3     Promissory Note, Guarantee and Stock Pledge Agreement, dated July 19,
               1989, by and between the Company, DHA and certain affiliates of DHA.                     10

  +   10.4     Loan and Security Agreement, dated as of January 1, 1995, by and between the Company and Amerx Health Care Corp., including Promissory Notes
               issued thereunder.                                                                       10

  o   10.4     Agreement and Plan of Exchange, dated January 31, 1996, by and
               between the Company and Amerx.                                                           10

      27.1     Financial  Data Schedule                                                                 27

 ----------

* Incorporated by reference to the Company's Registration Statement on Form S-1, S.E.C. File No. 33-13273.

** Incorporated by reference to the Company's Form 10-KSB for the fiscal year ended June 30, 1989.

+ Incorporated by reference to the Company's Form 10-KSB for the fiscal year ended June 30, 1995.

o Incorporated by reference to the Company's Form 8-K filed on or about February 2, 1996.
----------