Form 10KSB/A
period 1996-06-30
PROCYON CORP
filed 1996-10-28
CIK 812306

FORM 10-KSB/A

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         [FEE REQUIRED]      For the fiscal year ended June 30, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         [NO FEE REQUIRED] for the transition period from _______ to _________

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

           Securities registered pursuant to Section 12(b)of the Act:
                                      None

           Securities registered pursuant to section 12(g)of the Act:
                                  Common Stock

Check  whether  the  registrant  (1) filed all  reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days. Yes   X  No
          ----    ----
Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ x ]

State Issuer's revenues for its most recent fiscal year: $308,668

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

                   (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDING
                           DURING THE PAST FIVE YEARS)


Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes No X

                      DOCUMENTS INCORPORATED BY REFERENCE:
                                      None

Transitional Small Business Disclosure Format: Yes    No X

                                      INDEX


               Title                                               Page
               -----                                               ----



ITEM   9    DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS
                AND CONTROL PERSONS; COMPLIANCE WITH
                SECTION 16(a) OF THE EXCHANGE ACT OF
                THE REGISTRANT.....................................  3

ITEM 10    EXECUTIVE COMPENSATION..................................  4

ITEM 11    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
               OWNERS AND MANAGEMENT...............................  5

ITEM 12    CERTAIN RELATIONSHIPS AND RELATED
               TRANSACTIONS........................................  5

                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT OF THE REGISTRANT.

         The directors and executive officers of the Company are listed below. Directors hold office until the next annual meeting of shareholders and until a successor is elected and qualified, or until their prior resignation. Executive officers are elected by the Board of Directors to serve until their resignation or their earlier removal by the Board.

  Name and Address(1)          Age                    Position
  -------------------          ---                    --------
  John C. Anderson              53      President, Chief Executive and Financial
                                        Officer, and Director
  Chester L. Wallack            55      Director
  Fred W. Suggs, Jr.            50      Director
  Alan B. Crane                 46      Director


----------
     (1) The address for all directors is 1150 Cleveland Street, #410, Clearwater, Florida 54615.

     The following sets forth certain information concerning the Company's officer and directors.

     John C. Anderson. Mr. Anderson has served as a director of the Company and also as its President and Chief Executive and Financial Officer since November, 1994, when he purchased a controlling interest in the Company. From 1989 to 1994, he served as President of Rush-In Mart, Inc., an import-export firm doing business primarily in the former Soviet Union. From 1978 to 1989, he served as President of Stuffit Company, Inc., a print and mail direct marketing firm with over 300 employees and eleven locations. From 1970 to 1978, he served as President of Radius International, a firm engaged in retail and exporting activities. Mr. Anderson received a Bachelor of Science degree in Business Administration from Kansas State University.

     Chester L. Wallack. Mr. Wallack has served as a director of the Company since June 1995. Mr. Wallack serves as Chief Executive Officer of Felton West, Inc., a real estate development and construction company in Dover, Delaware. Mr. Wallack is a retired United States Air Force officer having served as a pilot and in various management capacities. He graduated from the University of Kansas with a B.S. in Industrial Management and from Southern Illinois University with an M.B.A. in Finance.

     Fred W. Suggs, Jr. Mr. Suggs has served as a director of the Company since June 1995. Mr. Suggs has been a practicing attorney since 1975. He is a partner in the Greenville, South Carolina office of Ogletree, Deakins, Nash, Smoak & Stewart, specializing in labor and employment law. He has been certified as a specialist in labor and unemployment law by the South Carolina Supreme Court and is a frequent lecturer on labor and employment law issues. Mr. Suggs graduated from Kansas State University with a B.S. degree and he received his J.D. degree from the University of Alabama.

     Alan B. Crane. Mr. Crane has served as a director of the Company since June 1995. Mr. Crane is a partner in Crane Farms, a farming partnership in Larned, Kansas. Mr. Crane was appointed by the governor of Kansas to the Kansas Water Authority to oversee project expenditures. He received a B.S. from Kansas State University.

Key Employee

     Ronald L. Maddix. Mr. Maddix has served as the President and Chief Executive Officer of the Company's wholly-owned subsidiary, Amerx Health Care Corporation, since July 1996. From February 1995 to June 1996, Mr. Maddix served as President of SunStates Medical Products, Inc., a distributor of medical capital equipment. From July 1993 to February 1995, he served as President of Granitec Corporation, a manufacturer of building materials. From July 1992 to July 1993, he served as President of Environmed International, Inc., a medical products company. From March 1987 to July 1992, Mr. Maddix served as Vice President of Marketing for a microsurgical laser manufacturer.

     To the Company's knowledge, all reports which were required to be filed by the Company's officers, directors and greater than ten percent beneficial owners during the fiscal year ended June 30, 1996 have been filed.


ITEM 10. EXECUTIVE COMPENSATION.

     Summary Compensation Table. The following table sets forth the annual and long-term compensation for services in all capacities to the Company for the fiscal years ended June 30, 1995 and 1996 of John C. Anderson, the Chief Executive Officer of the Company (the "Named Officer"). No other executive officer received total annual salary and bonus in excess of $100,000 during fiscal 1996. Mr. Anderson was not employed by the Company prior to the 1995 fiscal year.

                                                                                         Long Term
                                                                                       Compensation
                                                                                           Awards
                                             Fiscal        Annual Compensation            Options            All Other
Name and Principal Position                   Year        Salary         Bonus            (Shares)         Compensation
---------------------------                  ------    ------------   -----------    -----------------     ------------
John C. Anderson,                              1996      $144,000      $  -0-                  --            $  -0-
 President, Chief Executive and                1995     $  80,000      $  -0-                  --            $  -0-
 Financial Officer, and Director

Board and Committee Attendance

     In fiscal year 1996, the Board of Directors held one meeting. Each director attended the board meeting held during fiscal year 1996.

Stock Options

     The Company has an Incentive Stock Option Plan pursuant to which 1,000,000 Common Shares are reserved for issuance. The Plan, designed as an incentive for key employees, provides that no option may be granted at an exercise price of less than the fair market value of the Common Shares of the Company on the date of grant. No options have been granted to date under this plan.

     Common Stock not outstanding but deemed to be beneficially owned by virtue of the right of an individual to acquire shares within 60 days are treated as outstanding only when determining the amount and percentage of Common Stock owned by such individual. The address for each person is 1150 Cleveland Street, Suite 410, Clearwater, Florida 34615.

ITEM 11.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     As of October 1, 1996, the Company had a total of 3,637,920 Common Shares issued and outstanding. The following tabulates holders of Common Shares of the Company by each person who, at November 15, 1995, held of record or is known by management of the Company to own beneficially more than 5% of the Common Shares of the Company and, in addition, by all officers and directors of the Company individually and as a group.

                                                                    Percentage
                                                                     of Class
Name and Address                          Shares Owned                 Owned
----------------                          ------------              ----------

John C. Anderson(1)(3)..................   3,386,000                    92%

Chester L. Wallack(2)(3)................      60,000                     2%

Fred W. Suggs(2)(3).....................     100,000                     3%

Alan B. Crane(2)(3).....................      86,000                     2%

All directors and officers
as a  group(four person)................   3,632,000                    93%


--------
     *    Less than 1%
     (1)  Officer and Director.
     (2)  Director.
     (3)  Consists of 36,000,  60,000,  100,000  and 86,000  shares of  Series A
          Preferred Stock owned by Messrs. Anderson, Wallack, Suggs and Crane respectively, which Preferred Stock is convertible into an equal number of shares of Common Stock of the Company. Such conversion occurs (i) at the option of the holder, or (ii) automatically, effective as of the close of a public offering of Common Stock if such public offering satisfies certain size and price per share requirements.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     On January 31, 1996, The Company entered into an Agreement and Plan of Exchange (the "Agreement") with Amerx Health Care Corp., a corporation based in Clearwater, Florida ("Amerx"). The Agreement provided that the Company would acquire Amerx through a share exchange in which all of the issued and outstanding common stock of Amerx would be exchanged for a total of 3,000,000 (post-split) shares of Common Stock of the Company (the "Exchange"). The Agreement provided that as a condition to the Exchange, the Company would complete a five for one reverse split of its issued and outstanding shares of Common Stock. The reverse stock split was approved by the Company's shareholders on April 15, 1996. The reverse stock split became effective on May 8, 1996 and the Exchange was completed as of May 9, 1996. Prior to the Exchange, Amerx was wholly-owned by John C. Anderson.

     During fiscal 1995, Mr. Anderson advanced $348,363 to the Company which was used to fund operations and an investment in a certificate of deposit. The certificate of deposit was pledged to guaranty a letter of credit which was obtained by the Company in order to finance certain proposed inventory purchases. The anticipated inventory purchases were not made, and the letter of credit was not used. Effective July 1, 1995, Mr. Anderson converted $117,500 of the advance plus accrued interest of $15,500 into paid in capital, which was accounted for as part of the Exchange. The remainder of the advances were repaid during fiscal 1996 following liquidation of the certificate of deposit.

     At June 30, 1996, the Company had issued a total of 1,355,000 shares of its Preferred Stock to certain private investors. The Company's directors, consisting of Messrs. Anderson, Wallack, Suggs and Crane, have purchased a total of 297,000 shares of Preferred Stock at a price of $1 per share. Such purchases were made on terms and conditions which were identical to the purchases made by all other private investors.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               PROCYON CORPORATION


                               By:   /s/ John C. Anderson
                                     -------------------------------------------
                               John C. Anderson, President and acting Principal Executive, Financial and Accounting Officer

Date:    October 28, 1996

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          Signature             Title                              Date
          ---------             -----                              ----


                             President and Acting
                             Principal Executive,
  /s/ John C. Anderson       Financial and Accounting        October 28, 1996
--------------------------   Officer
John C. Anderson


  /s/ Chester L. Wallack     Director                        October 28, 1996
--------------------------
Chester L. Wallack


  /s/ Fred W. Suggs, Jr.     Director                        October 28, 1996
--------------------------
Fred W. Suggs, Jr.


  /s/ Alan B. Crane          Director                        October 28, 1996
--------------------------
Alan B. Crane