Form 10QSB
period 1996-09-30
PROCYON CORP
filed 1996-11-21
CIK 812306

FORM 10-QSB

                       	SECURITIES & EXCHANGE COMMISSION
                           	WASHINGTON, DC 20549


              	Quarterly Report Under Section 13 or 15 (d) of
                    	the Securities Exchange Act of 1934


                  	For Quarter Ended September 30, 1996

                    	Commission File Number:  01-17449


                            PROCYON CORPORATION
           (Name of Small Business Issuer as specified in its charter)

                                Colorado
      (State or Other Jurisdiction of Incorporation or Organization)

                               36-0732690
                	(IRS Employer Identification Number)


                   	1150 Cleveland Street, Suite 410
	                       Clearwater, Fl 34615
                   	(Address of Principal Offices)


         	                (813) 447-2998
        	(Registrant's Telephone Number, Including Area Code)

Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period than the registrant was required to file such reports), and (2) been subject to such filing requirements for the past 90 days.

                          YES   X     NO

                  	Common Stock No Par Value
                            (Class)
3,637,920 Shares of Common Stock Outstanding as of November 13, 1996

                         	PROCYON CORPORATION

                          	Table of Contents


                                                        Page No.

Part I  FINANCIAL INFORMATION

    Item 1. Financial Statements
            Balance Sheets                                 2
            Statement of Income(Loss)                      3
            Statement of Cash Flows                        4
            Notes to Financial Statements                  5

    Item 2. Management's Discussion and Analysis of
            Financial Condition and Results of
            Operations                                    12

Part II  Other Information                                14

Item 1. Financial Statements


                  	 PROCYON CORPORATION & SUBSIDIARY
				                 	CONSOLIDATED BALANCE SHEETS
                  	September 30, 1996 & June 30, 1996

ASSETS

                                                September 30     June 30
Current Assets                                      1996          1996

  Cash & cash equivalents                      $   197,519    $  290,007
  Accounts receivable, less allowances
    of $500 for doubtful accounts                   21,267        14,679
  Inventories (Note 3)                             101,269       108,646
  Subscriptions receivable (Note 6)                      -        96,700
  Prepaid expenses                                   2,035             -
                                                  --------       -------
                                                   322,090       510,032
                                                  --------       -------
Machinery and equipment less accumulated
  depreciation of $13,897 and $11,548               34,202        36,551

Other Assets:
  Deposits                                           1,267         1,267
  Employee advances                                 26,769        16,500
                                                  --------       -------
                                                    28,036        17,767
                                                  --------       -------
                                               $   384,328    $  564,350
                                                  ========       =======

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable and accrued expenses        $    50,276    $   59,608

Commitments and contingencies (Notes 1 and 5)

Stockholders' equity (Notes 2, 4, 6 and 8)
  Preferred stock, 496,000,000 shares
    authorized; none issued                              -             -

  Series A Cumulative Convertible Preferred
    stock, no par value; 4,000,000 shares
    authorized; 1,355,000 shares issued and
    outstanding                                  1,328,700     1,328,700
  Common stock, no par value, 80,000,000 shares
    authorized; 3,637,920 shares issued and
    outstanding                                    724,196       724,196
  Accumulated deficit                           (1,718,844)   (1,548,154)
                                                 ---------     ---------
Total stockholders' equity                         334,052       504,742
                                                 ---------     ---------
                                               $   384,328   $   564,350
                                                 =========     =========



       The accompanying notes are an integral part of these statements.

                    	 PROCYON CORPORATION & SUBSIDIARY
				                CONSOLIDATED STATEMENTS OF OPERATIONS
              For The Three Months Ended September 30, 1996 and 1995



                                           Three Months     Three Months
                                               Ended           Ended
                                           September 30,    September 30
                                                1996            1995
                                           ------------     ------------
Net sales (Note 8)                            $  32,231     $ 130,028

Cost of sales                                     8,876        33,244
                                              ---------       -------
Gross profit                                     23,355        96,784

Operating Expenses:
   Salaries and benefits                        103,418        84,206
   Selling, general and administrative           90,519        78,492
                                              ---------       -------
Total operating expenses                        193,937       162,698

Loss from operations                           (170,582)     ( 65,914)

Other income (expense):
   Interest expense                              (2,539)       (   14)
   Interest income                                2,431         1,719
                                                -------        ------
Total other income (expense)                     (  108)        1,705

Net loss                                       (170,690)     ( 64,209)
Dividend requirements on preferred stock         33,875             -
                                               --------       -------
Loss applicable to common stock               $(204,565)    $( 64,209)
                                               ========       =======
Net loss per common share                     $    (.06)    $    (.02)
                                               ========       =======
Weighted average number of
   common shares outstanding                  3,637,920     3,637,920
                                              =========     =========













      The accompanying notes are an integral part of these statements.

                      	 PROCYON CORPORATION & SUBSIDIARY
				                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                For The Three Months Ended September 30, 1996 and 1995





Increase (Decrease) in Cash Equivalents

                                           Three Months     Three Months
                                               Ended           Ended
                                           September 30,    September 30
                                                1996            1995
                                           ------------     ------------
OPERATING ACTIVITIES
  Net loss                                    $(170,690)    $( 64,209)
  Adjustments to reconcile net income to
   net cash used in operating activities:
    Depreciation                                  2,349         2,134
  Changes in operating assets and liabilities
    Accounts receivable, trade                   (6,588)      (91,968)
    Inventories                                   7,377       (   565)
    Prepaid expenses                             (2,035)        5,000
    Accounts payable and accrued expenses        (9,332)      (17,199)
                                               ---------     ---------
Cash used in operating activities              (178,919)     (166,807)
                                               ---------     ---------
Investing activities:
  Purchases of machinery and equipment                -       ( 2,097)
  Advances to employees and stockholder         (10,269)      (10,150)
  Payment for deposit                                           2,500
                                               ---------     --------
Cash used in investing activities               (10,269)      ( 9,747)
                                               ---------     --------
Financing activities:
  Proceeds from subcriptions receivable          96,700           -
                                               ---------     --------
Cash provided by financing activities            96,700           -
                                               ---------     --------
Net increase (decrease) in cash and
  cash equivalents                              (92,488)    (176,554)

Cash and cash equivalents, beginning of period  290,007      314,355
                                                -------      -------
Cash and cash equivalents, end of period      $ 197,519    $ 137,801
                                                =======      =======



	The accompanying notes are an integral part of these statements.

Procyon Corporation
and Subsidiary

Summary of Accounting Policies
===========================================================================

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


Basis of     	The consolidated financial statements include the accounts
Presentation 	of Procyon Corporation and its wholly owned subsidiary,
Principles  	 Amerx, acquired during 1996 as discussed in Note 2. All
of            material intercompany accounts and transactions are
Consolida-    eliminated.
tion
              The statement of operations and statement of cash flows for the period ended September 30, 1995 have been retroactively restated to relect consolidated results


             	Effective May 9, 1996, the Company effected a five for one reverse split of its then issued and outstanding common stock in anticipation of its acquisition of Amerx. All share and per share information in the accompanying financial statements has been retroactively restated to reflect the reverse stock split.

Procyon Corporation
and Subsidiary




Summary of Accounting Policies
===========================================================================

Use of 	       The preparation of financial  statements in conformity with
Estimates 	    generally accepted accounting principles requires management
              	to make estimates and  assumptions  that affect the reported
              	amounts  of  assets  and   liabilities   and  disclosure  of
              	contingent  assets  and  liabilities  at  the  date  of  the
             	 financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Concentra- 	   Financial  instruments which potentially subject the Company
tions of 	     to  concentrations of credit risk consist primarily of cash,
Credit Risk 	  cash equivalents and accounts receivable. The Company places its cash and cash  equivalents  in what it  considers  to be
             	 highly-rated financial institutions and while at times such amounts may exceed federally insured limits, the Company has not experienced any losses from such amounts. Concentrations of credit risk with respect to accounts receivable are limited due to a broad customer base and generally short payment terms.

Cash           For the purpose of the Statements of Cash Flows, the
Equivalents    Company 	considers cash-on-hand,  demand deposits in banks
               and highly 	liquid investments purchased with original maturity
               of three 	months or less to be cash equivalents.

Inventories    Inventories are valued at lower of average cost or market.

Machinery &  	 Machinery and equipment are stated at cost.  Depreciation is
Equipment    	 computed on a straight-line  basis over the estimated useful lives of the assets of five years.

Revenue        Revenue  is   recognized   upon  the  shipment  of  finished
Recognition    merchandise to customers.

Income         The Company  accounts  for income  taxes under  Statement of
Taxes          Financial  Accounting  Standards  No. 109 ("SFAS No.  109").
             	 Temporary differences are differences between the tax basis of assets and liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future years.

Procyon Corporation
and Subsidiary




Summary of Accounting Policies
===========================================================================


Net Loss      	Net loss per share is based on the weighted  average  number
Per Share     	of  shares   outstanding   during  each  period   presented.
              	Outstanding  stock  rights  are  included  as  common  stock equivalents, when dilutive.

Recent        	The Financial  Standards Board has recently issued Statement
Accounting    	of  Financial   Accounting   Standards   ("SFAS")  No.  121,
Pronounce-    	"Accounting  for the  Impairment of  Long-Lived  Assets" and
ments         	SFAS No. 123,  "Accounting  for  Stock-Based  Compensation."
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

Procyon Corporation
	and Subsidiary




Notes to Consolidated Financial Statements
===========================================================================


1. Going Concern  	As reflected in the accompanying financial statements, the
                 		Company incurred net losses of $190,144 and $519,393 for the
 	                	periods ended September 30 and June 30, 1996. In addition,
 	                	net cash 	used in operations has exceeded $450,000 in each of
 	                	the last two years. 	These operating cash deficiencies
 		               	continue to be funded through proceeds from private
                   preferred	stock offerings.

                 		Managements's plans  include   continuing  to  attempt  to
                 		increase sales volumes and related  production  efficiencies
                 		to meet its overhead and cash flow  requirements.

                 		The Company has filed a registration  statement  with the
  	               	Securities  and  Exchange Commission  for a public  offering
 	                	of its  securities.

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

Procyon Corporation
and Subsidiary




Notes to Consolidated Financial Statements
==========================================================================


3.  Inventories  	Inventories consisted of the following:

                                                 September    June 30
                                                  30, 1996      1996
                  Finished goods                  $ 34,318  $  42,216
                  Raw materials                     66,951     66,430
                                                   -------    -------
                                                  $101,269  $ 108,646



4. Related Party 	During fiscal 1995, the majority  stockholder of the
   Transactions	 	Company 	advanced $348,363 to the Company which was used
 		              	to fund 	operations and an investment in a certificate of
 		              	deposit. 	Effective July 1, 1995, the stockholder
                  contributed	$117,500 of the advance plus accrued interest
                  of $15,500 into	capital which was accounted for as part of
                  the Exchange discussed in Note 2.

5. Commitments 	Operating Leases
   and
   Contingencies 	The Company leases office space and certain  equipment
                		under	operating leases expiring at various dates through
                 	2001. 	Rent  expense  under  these  agreements  was
                		approximately 	$13,800 and $5,650 for the periods ended
                		September 30, 1996 and 1995, respectively. Future minimum
                		rentals under	the operating leases are as follows:

                    Fiscal Year Ending June 30,
                    ----------------------------------------

                    1997                           $ 34,500
                    1998                              9,100
                    1999                              4,700
                    2000                              4,300
                    2001                              4,300
                    ---------------------------------------

                                                   $ 56,900
                                                     ======

Procyon Corporation
			and Subsidiary




Notes to Consolidated Financial Statements
===========================================================================


6. Stockholder's During January  1995, the Company's Board of Directors
   Equity      		authorized the issuance of up to 4,000,000  shares of Series
               		A Cumulative Convertible Preferred Stock ("Series A
             				Preferred  Stock").  As of June 30,  1996,  the  Company had
               		raised a total of  $1,328,700 in proceeds at $1 per share of
               		which  $96,700 was received by the Company in July 1996.  In
               		addition,  the  Company  issued  26,300  shares  of Series A
               		Preferred  Stock  valued  at $1 per  share  for  commissions
               		relating to the  offering.  The preferred  stockholders  are
               		entitled  to  receive,  as and if  declared  by the board of
               		directors, quarterly dividends at an annual rate of $.10 per
               		share of Series A Preferred Stock per annum.  Dividends will
               		accrue without interest and will be cumulative from the date
               		of  issuance  of the  Series A  Preferred  Stock and will be
               		payable  quarterly  in  arrears in cash or  publicly  traded
               		common stock when and if declared by the board of directors.
               		As of September 30, 1996, no dividends have been  declared.
               		Dividends  in arrears on the  outstanding  preferred  shares
               		total $104,621 as  of September 30, 1996. The   preferred
               		stockholders  have the right to convert each share of Series
               		A Preferred  Stock into one share of the  company's  common
               		stock at any time without additional consideration. However,
               		each  share  of  Series A  Preferred  Stock  is  subject  to
               		mandatory  conversion  into one share of common stock of the
               		Company,  effective as of the close of a public  offering of
               		the  Company's  common  stock  provided,  however,  that the
               		offering  must  provide a  minimum  of $1  million  in gross
               		proceeds to the Company  and the initial  offering  price of
               		such common stock must be at least $1 per share. In addition
               		to the rights  described  above, the holders of the Series A
               		Preferred  Stock will have equal voting rights as the common
               		stockholders based upon the number of shares of common stock
               		into which the Series A Preferred Stock is convertible.  The
               		Company is obligated to reserve an adequate number of shares
               		of its common stock to satisfy the  conversion of all of the
               		outstanding Series A Preferred Stock.

Procyon Corporation
and Subsidiary






Notes to Consolidated Financial Statements
===========================================================================


7. Income Taxes 		The Company's deferred tax asset at September 30, 1996
               			consists and  of net operating loss carryforwards which
	                	after the tax Carryforwards effect amount to approximately
  	              	$248,000.  The Company has recorded a valuation allowance
		               	equal to 100 percent of the deferred tax asset as the Company
 	               	was unable to  determine that it is more likely than not that
 	               	the deferred tax asset will be realized.

                		At September 30, 1996, for income tax purposes, the Company
 	               	had	net operating loss carryforwards of approximately
  		             	$1,120,000 which expire through 2012. The utilization of
 		              	certain of the loss carryforwards are limited under Section
	                	382 of the 	Internal Revenue Code.

8. Major       		During  the year  ended  June  30,  1996,  three  individual
   Customers   		customers  accounted  for 16%, 11% and 10% of the  Company's
   and 	        	net sales.
   Manufacturing
	               	During  the period ended September 30, 1996, three individual
   	            	customers  accounted  for 23%, 15% and 13% of the  Company's
  	             	net sales.

               		The Company's  manufacturing  and packaging  activities  are
               		performed at a production  facility  owned and operated by a
               		non-affiliated   pharmaceutical manufacturer under the
               		supervision of Company personnel.

Item 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

From 1990 through May 1996, the Company had minimal operations and was considered to be a development stage company. During such time, the Company incurred nominal expenses and its revenues consisted entirely of interest income. In May 1996, the Company completed its acquisition of Amerx.
The acquisition was accounted for in a manner similar to a pooling-of-interest since both companies were under common control and, accordingly, the Company's financial statements include the Amerx operating results as though the acquisition was completed on July 1, 1994. Beginning July 1, 1994 the Company's financial statements for fiscal years 1995, 1996 and 1997 reflect the operating results and financial condition of Amerx.

Liquidity and Capital Resources

As of September 30, 1996, the Company's principal sources of liquidity included cash and cash equivalents of approximately $197,519 and net accounts receivable of $21,267. The Company had net working capital of $271,814 and no long term debt at September 30, 1996.

During the quarter ended September 30 1996, cash and cash equivalents decreased from $290,007 as of June 30, 1996 to $197,519. Operating activities used cash of $178,919 during the quarter, consisting primarily of a net loss of $170,690. Cash used in investing activities during the first quarter was $10,269. Cash provided by financing activities during the first quarter of fiscal 1997 was $96,700, consisting of proceeds from subscriptions receivable.

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



At September 30, 1996 the Company had no commitments for capital expenditures.

The Company has deferred tax assets with a 100% valuation allowance at September 30, 1996. Management is not able to determine if it is more likely than not that the deferred tax assets will be realized.

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


Results of Operations

Comparison of Three Months Ended September 30, 1996 and 1995. Net sales during the quarter ended September 30, 1996 were $32,231 as compared to $130,028 in the quarter ended September 30, 1995, a decrease of $97,797, or 75%. The decrease was primarily attributable to a significant change in the Company's distribution strategies. In particular, the Company has determined that the network of distributors established in 1995 and early 1996 have failed to penetrate their respective geographic markets. As a result, the Comapny has terminated its relationship with many of its distributors. The Comapny currently has 5 non exclusive distributors. In addition, The Company is engaged in direct negotiations with a large retail chain and with a large distributor of completmentary medical products, in each case with a view towards establishing new sales and distribution channels. The Company's ability to generate revenues in the next two quarters is likely to depend in large part on its ability to establish a relationship of such nature.

Future net sales may also be impacted by the Company's ability to arrange for Medicare and Medicaid reimbursement with respect to certain of the Company's products. Purchases of the Company's products are not currently eligible to receive reimbursement from Medicare or Medicaid. Such reimbursement is available only for products which meet certain Food and Drug Administration ("FDA") requirements. The Company is currently conducting laboratory testing on on its ointment products (but not on its barrier lotion products) in order to submit the applications necessary to qualify certain products for reimbursement. Based upon the estimated time required to complete laboratory testing and obtain the required FDA clearance, the Company currently expects that Medicare and Medicaid reimbursement may become possible during the third or fourth quarter of the current fiscal year. Management expects that the availabilty of such reimbursement may materially increase the demand for certain of the Company's products. However, there can be no assurance that the Company will succeed in qualifying any of its products for Medicare and Medicaid reimbursement.

Gross profit during the quarter ended September 30, 1996 was $23,355 as compared to $96,784 during the quarter ended September 30, 1995, a decrease of $73,429, or 76%. As a percentage of net sales, gross profit was 74% in the quarter ended Septembe 30, 1996, as compared to 72% in the corresponding quarter in 1995. The $73,429 decrease in gross profit reflects the significant decline in net sales experienced in the quarter.

Operating expenses during the quarter ended September 30, 1996 were $193,937, consisting of $103,418 in salaries and benefits and $90,519 in selling, general and administrative expenses. This compares to operating expenses during the quarter ended September 30, 1995 of $162,698 consisting of $84,206 in salaries and benefits, and $78,492 in selling, general and administrative expenses. The Company believes that current expense levels will remain relatively constant for the foreseeable future.

The Company incurred an operating loss of $170,582 in the quarter ended September 30, 1996 as compared to an operating loss of $65,914 in the corresponding quarter in 1995. The increase in operating loss was primarily due to the reduction in net sales. Net loss (after dividend requirements for Preferred Shares) was was $204, 565 during the quarter ended September 30, 1996 as compared to $64,209 during the quarter ended September 30, 1995.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

Not applicable.

Item 2. CHANGES IN THE RIGHTS OF THE COMPANY'S SECURITIES HOLDERS

Not applicable.

Item 3. DEFAULTS BY THE COMPANY ON ITS SENIOR SECURITIES

Not applicable.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

Not applicable.

Item 5. OTHER INFORMATION

Not applicable.

Item 6. EXHIBITS

Not applicable.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         PROCYON CORPORATION
                                         (Registrant)



 November 20, 1996                   /s/ John C. Anderson
 --------------------                ------------------------------
 Date                                 John C. Anderson, President



November 20, 1996