Form 10QSB
period 1996-12-31
PROCYON CORP
filed 1997-02-14
CIK 812306

FORM 10-QSB

                	SECURITIES & EXCHANGE COMMISSION
                     	WASHINGTON, DC 20549


        	Quarterly Report Under Section 13 or 15 (d) of the Securities Exchange Act of 1934


             	For Quarter Ended December 31, 1996

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

                      YES   X     NO

                 	Common Stock No Par Value
                           (Class)
  3,637,920 Shares of Common Stock Outstanding as of February 8, 1997

                         	PROCYON CORPORATION

                          	Table of Contents


                                                        Page No.

Part I  FINANCIAL INFORMATION

    Item 1. Financial Statements
            Balance Sheets                                 2
            Statement of Income(Loss)                      3
            Statement of Cash Flows                        4
            Notes to Financial Statements                  5

    Item 2. Management's Discussion and Analysis of
            Financial Condition and Results of
            Operations                                    12

Part II  Other Information                                15

Item 1. Financial Statements


               	 PROCYON CORPORATION & SUBSIDIARY
				             	CONSOLIDATED BALANCE SHEETS
                	December 31, 1996 & June 30, 1996

ASSETS

                                                December 31     June 30
Current Assets                                      1996          1996

  Cash & cash equivalents                      $    42,738    $  290,007
  Accounts receivable, less allowances
    of $500 for doubtful accounts                   33,637        14,679
  Inventories (Note 3)                              98,105       108,646
  Subscriptions receivable (Note 6)                      -        96,700
  Prepaid expenses                                     268             -
                                                   -------       -------
                                                   174,748       510,032

Machinery and equipment less accumulated
  depreciation of $16,247 and $11,548               31,852        36,551

Other Assets:
  Deposits                                           1,267         1,267
  Employee advances                                 31,269        16,500
                                                   -------       -------
                                                    32,536        17,767
                                                   -------       -------
                                               $   239,136    $  564,350
                                                   =======       =======
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable and accrued expenses        $    44,982    $   59,608

Commitments and contingencies (Notes 1 and 5)

Stockholders' equity (Notes 2, 4, 6 and 8)
  Preferred stock, 496,000,000 shares
    authorized; none issued                              -             -

  Series A Cumulative Convertible Preferred
    stock, no par value; 4,000,000 shares
    authorized; 1,355,000 shares issued and
    outstanding                                  1,328,700     1,328,700
  Common stock, no par value, 80,000,000 shares
    authorized; 3,637,920 shares issued and
    outstanding                                    724,196       724,196
  Accumulated deficit                           (1,858,742)   (1,548,154)
                                                -----------   ----------
Total stockholders' equity                         194,154       504,742
                                                -----------   ----------
                                               $   239,136   $   564,350
                                                ===========   ==========



The accompanying notes are an integral part of these statements.

                   	 PROCYON CORPORATION & SUBSIDIARY
			              	 CONSOLIDATED STATEMENTS OF OPERATIONS
                Three Months Ended December 31, 1996 and 1995
                 Six Months Ended December 31, 1996 and 1995


                             Three Months Ended     Six Months Ended
                                December 31           December 31
                               1996       1995       1996       1995

Net sales (Note 8)          $  42,916  $ 177,292  $  75,147  $ 307,320

Cost of sales                   7,645     71,090     16,521    104,334
                               ------    -------    -------    -------
Gross profit                   35,271    106,202     58,626    202,986

Operating Expenses:
   Salaries and benefits       98,305     70,055    201,723    154,261
   Selling, general and
     administrative            77,099     83,640    167,618    162,132
                              -------    -------    -------    -------
Total operating expenses      175,404    153,695    369,341    316,393
                              -------    -------    -------    -------
Loss from operations         (140,133)   (47,493)  (310,715)  (113,407)

Other income (expense):
   Interest expense            (  779)     ( 354)    (3,317)    (  368)
   Interest income              1,013      3,440      3,444      5,159
                              -------      ------    ------      -----
Total other income (expense)      234      3,086     (  127)     4,791
                              -------     ------    -------    -------
Net loss                     (139,899)   (44,407)  (310,588)  (108,616)
Dividend requirements on
   preferred stock             33,875         -      67,750          -
                             --------     -------   --------   -------
Loss applicable to common
   stock                    $(173,774)  $(44,407) $(378,338) $(108,616)
                             ========    ========   =======    =======
Net loss per common share   $    (.05)  $   (.01) $    (.10)  $    (.03)
                             ========    ========   =======    ========
Weighted average number
   of common shares
   outstanding              3,637,920  3,637,920  3,637,920  3,637,920
                            =========  =========  =========  =========

The accompanying notes are an integral part of these statements.

                    	 PROCYON CORPORATION & SUBSIDIARY
				                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                   Three Months Ended December 31, 1996 and 1995
                   Six Months Ended December 31, 1996 and 1995

Increase (Decrease) in Cash Equivalents

                               Three Months Ended     Six Months Ended
                                  December 31           December 31
                                 1996       1995       1996       1995

OPERATING ACTIVITIES
  Net loss                  $(139,899)  $(44,407) $(310,588) $(108,616)
  Adjustments to reconcile
   net income to   net cash
   used in operating
   activities:
    Depreciation                2,250        653      4,699      2,787
  Changes in operating assets
   and liabilities
    Accounts receivable,
     trade                    (12,370)     9,795    (18,958)  (162,786)
    Inventories                 3,166    (70,818)    10,542      9,231
    Prepaid expenses            1,767       (186)      (268)     4,814
    Accounts payable and
     accrued expenses           5,295     35,636    (14,627)    18,137
                             --------    -------   --------   --------
Cash used in operating
   activities                (150,281)   (69,627)  (329,200)  (236,433)

Investing activities:
  Purchases of machinery
     and equipment                 -        (323)        -      (2,420)
  Advances to employees
     and stockholder           (4,500)   (21,411)   (14,769)   (31,563)
  Payment for deposit             -          -         -         2,500
                              --------   -------   ---------   --------
Cash used in investing
   activities                 (4,500)   (21,734)   (14,769)    (31,483)

Financing activities:
  Proceeds from issuance of
    preferred stock               -      160,500     96,700    160,500

Cash provided by
  financing activities             -      160,500     96,700   160,500
                              --------   --------    -------   -------
Net increase (decrease)
 in cash and cash
   equivalents               (154,781)     69,139   (247,269) (107,416)

Cash and cash equivalents,
  beginning of period        197,519     137,801    290,007   314,356
                             -------    --------   --------  --------
Cash and cash equivalents,
  end of period               42,738     206,940     42,738   206,940
                             =======    ========   ========  ========

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
of            material intercompany accounts and transactions are
Consolida-    eliminated.
tion
             The statements of operations and statements of cash flows for periods ended December 31, 1995 have been retroactively restated to reflect consolidated results


             	Effective May 9, 1996, the Company effected a five for one reverse split of its then issued and outstanding common stock in anticipation of its acquisition of Amerx. All share and per share information in the accompanying financial statements has been retroactively restated to reflect the reverse stock split.

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

Procyon Corporation
	and Subsidiary




Notes to Consolidated Financial Statements
===========================================================================


1. Going Concern  	As reflected in the accompanying financial statements, the
                 		Company incurred net losses of $310,588 and $519,393 for the
                 		periods ended December 31 and June 30, 1996. In addition,
	                 	net cash 	used in operations has exceeded $450,000 in each
		                 of the last two years. 	These operating cash deficiencies
	                 	continue to be funded through proceeds from private prefer-
                   red	stock offerings.

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

Procyon Corporation
and Subsidiary




Notes to Consolidated Financial Statements
==========================================================================


3.  Inventories  	Inventories consisted of the following:

                                                 December     June 30
                                                  31, 1996      1996
                  Finished goods                  $ 25,953  $  42,216
                  Raw materials                     72,152     66,430
                                                  --------   --------
                                                  $ 98,105  $ 108,646



4. Related Party 	During fiscal 1995, the majority  stockholder of the
   Transactions		Company 	advanced $348,363 to the Company which was used
		to fund 	operations and an investment in a certificate of
		deposit. 	Effective July 1, 1995, the stockholder contributed
		$117,500 of the advance plus accrued interest of $15,500 into
		capital which was accounted for as part of the Exchange
		discussed in Note 2.

5. Commitments 	Operating Leases
   and
   Contingencies  	The Company leases office space and certain  equipment
		under 	operating  leases  expiring at various  dates  through
		2001. 	Rent  expense  under  these  agreements  was
		approximately 	$6,700  and  $4,900  for the three months
		ended December 31, 1996 and 1995 respectively and $13,300 and $9,900 for the six months ended December 31, 1996 and 1995.
		Future minimum 	rentals under the operating leases are as
		follows:

                    Fiscal Year Ending June 30,
                    ----------------------------------------

                    1997                           $ 34,500
                    1998                              9,100
                    1999                              4,700
                    2000                              4,300
                    2001                              4,300
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
               		A Cumulative Convertible Preferred Stock ("Series A
               		Preferred  Stock").  As of June 30,  1996,  the  Company had
               		raised a total of  $1,328,700 in proceeds at $1 per share of
               		which  $96,700 was received by the Company in July 1996.  In
               		addition,  the  Company  issued  26,300  shares  of Series A
               		Preferred  Stock  valued  at $1 per  share  for  commissions
               		relating to the  offering.  The preferred  stockholders  are
               		entitled  to  receive,  as and if  declared  by the board of
               		directors, quarterly dividends at an annual rate of $.10 per
               		share of Series A Preferred Stock per annum.  Dividends will
               		accrue without interest and will be cumulative from the date
               		of  issuance  of the  Series A  Preferred  Stock and will be
               		payable  quarterly  in  arrears in cash or  publicly  traded
               		common stock when and if declared by the board of directors.
               		As of December 31, 1996, no dividends have been  declared.
               		Dividends  in arrears on the  outstanding  preferred  shares
               		total $134,496 as  of December 31, 1996.  The   preferred
               		stockholders  have the right to convert each share of Series
              		A Preferred  Stock into one share of the  company's  common
               		stock at any time without additional consideration. However,
               		each  share  of  Series A  Preferred  Stock  is  subject  to
               		mandatory  conversion  into one share of common stock of the
               		Company,  effective as of the close of a public  offering of
               		the  Company's  common  stock  provided,  however,  that the
               		offering  must  provide a  minimum  of $1  million  in gross
               		proceeds to the Company  and the initial  offering  price of
               		such common stock must be at least $1 per share. In addition
               		to the rights  described  above, the holders of the Series A
               		Preferred  Stock will have equal voting rights as the common
               		stockholders based upon the number of shares of common stock
               		into which the Series A Preferred Stock is convertible.  The
               		Company is obligated to reserve an adequate number of shares
               		of its common stock to satisfy the  conversion of all of the
               		outstanding Series A Preferred Stock.

                             Procyon Corporation
                                and Subsidiary






Notes to Consolidated Financial Statements
===========================================================================


7. Income Taxes 	The Company's deferred tax asset at December 31, 1996
                	consists and  of net operating loss carryforwards which
	               	after the tax Carryforwards effect amount to approximately
	               	$252,000.  The Company has recorded a valuation allowance
	               	equal to 100 percent of the deferred tax asset as the Company
 		              was unable to  determine that it is more likely than not that
	               	the deferred tax asset will be realized.

               		At December 31, 1996, for income tax purposes, the Company
               		had 	net operating loss carryforwards of approximately
	               	$1,260,000 	which expire through 2012. The utilization of
	               	certain of the loss carryforwards are limited under Section
	               	382 of the 	Internal Revenue Code.

8. Major       		During  the year  ended  June  30,  1996,  three  individual
   Customers   		customers  accounted  for 16%, 11% and 10% of the  Company's
   and          	net sales.
   Manufacturing
	               	During  the period ended December 31, 1996, three individual
   	            	customers accounted for 23%, 15% and 13% of the  Company's
  		             net sales.

               		The Company's  manufacturing  and packaging  activities  are
               		performed at a production  facility  owned and operated by a
               		non-affiliated   pharmaceutical manufacturer under the
               		supervision of Company personnel.

9. Advances to 	Advances to employees and shareholders represent advances
   Employees   	against commissions.  As commissions are earned these amounts
   And         	are recorded as an expense.
   Shareholders

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

From 1990 through May 1996, the Company had minimal operations and was considered to be a development stage company. During such time, the Company incurred nominal expenses and its revenues consisted entirely of interest income. In May 1996, the Company completed its acquisition of Amerx. The acquisition was accounted for in a manner similar to a pooling-of-interest since both companies were under common control and, accordingly, the Company's financial statements include the Amerx operating results as though the acquisition was completed on July 1, 1994. Beginning July 1, 1994 the Company's financial statements for fiscal years 1995 and 1996 and 1997 reflect the operating results and financial condition of Amerx.

Liquidity and Capital Resources

As of December 31, 1996, the Company's principal sources of liquidity included cash and cash equivalents of approximately $42,519 and net accounts receivable of $33,637. The Company had net working capital of $129,767 and no long term debt at December 31, 1996.

During the quarter ended December 31 1996, cash and cash equivalents decreased from $197,519 as of September 30, 1996 to $42,738. Operating activities used cash of $150,281 during the quarter, consisting primarily of a net loss of $139,899. Advances against commissions to Shareholders and employees of $4,500 were made relefected as cash used in investing activities.

During the six months ended December 31 1996, cash and cash equivalents decreased from $290,007 as of June 30, 1996 to $42,738. Operating activities used cash of $329,200 during the quarter, consisting primarily of a net loss of $310,588. Cash used in investing activities during the six months was $14,769. Cash provided by financing activities during this period was $96,700 in proceeds from the sale of Preferred Stock

At December 31, 1996 the Company had no commitments for capital expenditures.

The Company has deferred tax assets with a 100% valuation allowance at December 31, 1996. Management is not able to determine if it is more likely than not that the deferred tax assets will be realized.

The Company has incurred losses since its inception and is dependent upon equity financing to fund working capital needs that raises substantial doubt about its ability to continue as a going concern. Management's plans include continuing to attempt to increase sales volumes and related production efficiencies to meet its overhead and cash flow requirements. The plan to increase sales is more clearly referred to in the following discussion of the results of operations.

Results of Operations

Comparison of Three Months Ended December 31, 1996 and 1995. Net sales during the quarter ended December 31, 1996 were $42,916 as compared to $177,292 in the quarter ended December 31, 1995, a decrease of $134,376, or 76%. The decrease in sales quarter to quarter was primarily attributable to the Company's change distribution strategies. In particular, the Company has determined that the network of distributors established in 1995 and early 1996 have failed to penetrate their respective geographic markets. As a result, the Company has terminated its relationship with many of its distributors. The Company currently has 5 non exclusive distributors. The Company has refrained from establishing new distributors for its institutional sales until such time as it receives a Medicare reimbursement code for certain of its products. Institutional sales remain flat. The Company concluded negotiations with a large retail chain which is expected to impact sales positively during the next quarter. Like discussions are underway with additional retail chains. In addition, the Company added a major wholesale drug distributor for its retail business which will generate immediate incremental revenue.

The Company concluded laboratory testing on its ointment product and has submitted the application necessary to gain clearance for claims that will support its efforts to gain a Medicare reimbursement code. The Company anticipates gaining reimbursement status during the third or fourth quarter of its fiscal year. Management expects a material increase in sales upon gaining a reimbursement code. However, there can be no assurance that the Company will succeed in its effort to qualify any of its products for reimbursement.

The Company will be releasing new product packaging targeting the retail consumer in the third quarter of its fiscal year. In addition, the Company is launching an ad campaign targeting consumers in selected markets in an effort to create sales in the retail pharmacy. Management believes this marketing activity will have a material effect on sales growth in its retail business.

Gross profit during the quarter ended December 31, 1996 was $35,271 as compared to $106,202 during the quarter ended December 31, 1995, an decrease of $70,931, or 67%. As a percentage of net sales, gross profit was 82% in the quarter ended December 31, 1996, as compared to 60% in the corresponding quarter in 1995. The $70,931 decrease in gross profit reflects the significant decline in net sales experienced during the quarter.

Operating expenses during the quarter ended December 31, 1996 were $175,404, consisting of $98,305 in salaries and benefits and $77,099 in selling, general and administrative expenses. This compares to operating expenses during the quarter ended December 31, 1995 of $153,695 consisting of $70,055 in salaries and benefits, and $83,640 in selling, general and administrative expenses. The Company expects expenses to rise somewhat as sales increase over the remainder of the fiscal year.

The Company incurred an operating loss of $139,899 in the quarter ended December 31, 1996 as compared to an operating loss of $44,407 in the corresponding quarter in 1995. The increase in operating loss was primarily due to the reduction in net sales. Net loss (after dividend requirements for Preferred Shares) was $173,774 during the quarter ended December 31, 1996 as compared to $44,407 during the quarter ended December 31, 1995.

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


                                         PROCYON CORPORATION
                                         (Registrant)



 February 10, 1997                   /s/ John C. Anderson
 Date                                 John C. Anderson, President




February 10, 1997