Form 10QSB
period 1997-03-31
PROCYON CORP
filed 1997-05-14
CIK 812306

FORM 10-QSB

                SECURITIES & EXCHANGE COMMISSION
                      WASHINGTON, DC 20549


         Quarterly Report Under Section 13 or 15 (d) of the Securities Exchange Act of 1934


                For Quarter Ended March 31, 1997

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

                   YES   X     NO

                   Common Stock No Par Value
                           (Class)
3,637,920 Shares of Common Stock Outstanding as of May 13, 1997

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


Item 1. Financial Statements

                     PROCYON CORPORATION & SUBSIDIARY
                         CONSOLIDATED BALANCE SHEETS
                      March 31, 1997 & June 30, 1996

ASSETS

                                                 March 31        June 30
Current Assets                                      1997          1996

  Cash & cash equivalents                      $     5,017    $  290,007
  Accounts receivable, less allowances
    of $500 for doubtful accounts                   88,781        14,679
  Inventories (Note 3)                             100,772       108,646
  Subscriptions receivable (Note 6)                      -        96,700
  Prepaid expenses                                     268             -
                                                   -------       -------
                                                   194,838       510,032

Machinery and equipment less accumulated
  depreciation of $18,596 and $11,548               29,503        36,551

Other Assets:
  Deposits                                           1,267         1,267
  Employee advances                                 35,769        16,500
                                                   -------        ------
                                                    37,036        17,767
                                                   -------       -------
                                               $   261,377    $  564,350
                                                   =======       =======
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable and accrued expenses        $   101,895    $   59,608

Commitments and contingencies (Notes 1 and 5)

Stockholders' equity (Notes 2, 4, 6 and 8)
  Preferred stock, 496,000,000 shares
    authorized; none issued                              -             -

  Series A Cumulative Convertible Preferred
    stock, no par value; 4,000,000 shares
    authorized; 1,436,000 and 1,355,000
    shares issued and outstanding                1,409,700     1,328,700
  Common stock, no par value, 80,000,000 shares
    authorized; 3,637,920 shares issued and
    outstanding                                    724,196       724,196
  Accumulated deficit                           (1,974,414)   (1,548,154)
                                                  --------     ---------
Total stockholders' equity                         159,482       504,742
                                                   -------     ---------
                                               $   261,377   $   564,350
                                                   =======       =======



The accompanying notes are an integral part of these statements.

                     PROCYON CORPORATION & SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   Three Months Ended March 31, 1997 and 1996
                   Nine Months Ended March 31, 1997 and 1996


                             Three Months Ended     Nine Months Ended
                                     March  31               March  31
                                1997       1996       1997       1996

Net sales (Note 8)         $  91,578  $  48,293  $ 166,725  $ 355,613

Cost of sales                 26,231     40,910     42,752    145,244
                             -------     ------    -------    -------
Gross profit                  65,347      7,383    123,973    210,369

Operating Expenses:
   Salaries and benefits     104,804     71,556    306,527    225,817
   Selling, general and
     administrative           75,818     94,795    243,436    256,927
                             -------    -------    -------    -------
Total operating expenses     180,622    166,351    549,963    482,744
                             -------    -------    -------    -------
Loss from operations        (115,275)  (158,968)  (425,990)  (272,375)

Other income (expense):
   Interest expense           (  514)     ( 368)    (3,831)      (368)
   Interest income               117        166      3,561      5,361
                             --------    -------   -------     ------
Total other income (expense)  (  397)     ( 202)    (  270)     4,993
                             --------    -------   --------   -------
Net loss                     (115,672)  (159,170)  (426,260) (267,382)
Dividend requirements on
   preferred stock             35,900         -     107,700         -
                             --------     -------   -------   --------
Loss applicable to common
   stock                    $(151,572) $(159,170) $(533,960)$(267,382)
                             ========   =========   =======  =========
Net loss per common share   $    (.04)  $   (.04) $    (.15) $    (.07)
                             ========   =========   ======== =========
Weighted average number
   of common shares
   outstanding              3,637,920  3,637,920  3,637,920  3,637,920
                            =========  =========  =========  =========










The accompanying notes are an integral part of these statements.

                     PROCYON CORPORATION & SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                   Three Months Ended March 31, 1997 and 1996
                    Nine Months Ended March 31, 1997 and 1996

Increase (Decrease) in Cash Equivalents

                               Three Months Ended     Nine Months
Ended
                                    March 31             March 31
                                 1997       1996       1997       1996
OPERATING ACTIVITIES
  Net loss                  $(115,672)  $(159,170) $(426,260) $(267,382)
  Adjustments to reconcile
   net income to   net cash
   used in operating
   activities:
    Depreciation                2,349       4,880      7,048      7,667
  Changes in operating assets
   and liabilities
    Accounts receivable,
     trade                    (55,144)     67,878    (67,102)   (94,808)
    Inventories                (2,667)     (8,026)       874      1,205
    Prepaid expenses               -          186       (268)     5,000
    Accounts payable and
     accrued expenses          56,913      39,029     42,287     57,166
                             --------     -------   --------   --------
Cash used in operating
   activities                (114,221)    (55,223)  (443,421)  (291,152)
                             --------    --------   ---------  --------
Investing activities:
  Purchases of machinery
     and equipment                 -           -         -       (2,420)
  Advances to employees
     and stockholder           (4,500)         -     (19,269)   (28,200)
  Repayments of advances
     to employees                         10,663
  Payment for deposit             -      (18,000)       -         2,500
                              --------  ---------   ---------  ---------
Cash used in investing
   activities                 (4,500)   (  7,337)    (19,269)    (28,820)
                              --------  ---------   ---------  ---------
Financing activities:
  Proceeds from issuance of
    preferred stock           81,000     100,000      81,000     260,500
  Proceeds from
    subscriptions receivable      -           -       96,700         -
Cash provided by              ------     -------     -------    -------
  financing activities        81,000     100,000     177,700    260,500
                              ------     -------     -------    -------
Net increase (decrease)
 in cash and cash
   equivalents              ( 37,721)     37,440    (284,990)  ( 59,472)
Cash and cash equivalents,
  beginning of period         42,738     152,366     290,007    249,278
                              ------     -------     -------    -------
Cash and cash equivalents,
  end of period              $ 5,017    $189,806    $  5,017   $189,806
                              ======     =======     =======    =======

   The accompanying notes are an integral part of these statements.
                                  - 4 -

                              Procyon Corporation
                                and Subsidiary

Summary of Accounting Policies
========================================================================

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

              As described in Note 2, effective May 9, 1996, the Company acquired 100 percent of the issued and outstanding common
              stock  of  Amerx,   a   commonly-controlled   company.The
              acquisition was accounted for in a manner similar toa pooling-of-interest and, accordingly, the Company's financial statements have been presented to include the results of Amerx as though the acquisition occurred as of July 1, 1994.


              The Company manufacturers and distributes a topical cream and a preventative lotion primarily in the United States which assists in healing and preventing certain wounds on humans.


Basis of     The consolidated financial statements include the accounts
Presentation of Procyon Corporation and its wholly owned subsidiary,
Principles   Amerx, acquired during 1996 as discussed in Note 2. All
of           material intercompany accounts and transactions are
Consolida-   eliminated.
tion
             The statements of operations and statements of cash flows for the periods ended March 31, 1996 have been retroactively restated to reflect consolidated results


             Effective May 9, 1996, the Company effected a five for one reverse split of its then issued and outstanding common stock in anticipation of its acquisition of Amerx. All share and per share information in the accompanying financial statements has been retroactively restated to reflect the reverse stock split.

                               Procyon Corporation
                                and Subsidiary




Summary of Accounting Policies
=========================================================================


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

                               Procyon Corporation
                                 and Subsidiary




Notes to Consolidated Financial Statements
===========================================================================


1. Going Concern As reflected in the accompanying financial statements, the
                 Company incurred net losses of $310,588 and $519,393 for the periods ended March 31, 1997 and June 30, 1996. In addition, net cash used in operations has exceeded $450,000 in each of
                 the last two years.    These operating cash deficiencies
                 continue to be funded through proceeds from private preferred stock offerings.

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

                              Procyon Corporation
                               and Subsidiary




Notes to Consolidated Financial Statements
===========================================================================


3.  Inventories  Inventories consisted of the following:

                                                   March      June 30
                                                  31, 1997      1996
                  Finished goods                  $ 36,455  $  42,216
                  Raw materials                     64,317     66,430
                                                  $100,772  $ 108,646



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

5. Commitments   Operating Leases
   and
   Contingencies The Company leases office space and certain  equipment under operating  leases  expiring at various  dates  through 2001.
                 Rent  expense  under  these  agreements  was approximately
                 $6,700 and $4,900 for the three months ended March 31, 1997 and 1996 respectively and $20,000 and $14,000 for the nine months ended March 31, 1997 and 1996. Future minimum rentals under the operating leases are as follows:

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
                    ---------------------------------------

                                                   $ 56,900
                                                     ======

                               Procyon Corporation
                                 and Subsidiary




Notes to Consolidated Financial Statements
=========================================================================
==


6. Stockholder's During January  1995, the Company's Board of Directors
   Equity        authorized the issuance of up to 4,000,000  shares of Series
                 A Cumulative Convertible Preferred Stock ("Series A Preferred Stock"). As of March 31, 1997, the Company had raised a total of $1,409,700 in proceeds at $1 per share of which $81,000 was received by the Company during the current quarter ended March 31, 1997. The preferred stockholders are entitled to receive, as and if declared by the board of directors, quarterly dividends at an annual rate of $.10 per share of Series A Preferred Stock per annum. Dividends will accrue without interest and will be cumulative from the date of issuance of the Series A Preferred Stock and will be payable quarterly in arrears in cash or publicly traded common stock when and if declared by the board of directors. As of March 31, 1997, no dividends have been declared. Dividends in arrears on the outstanding preferred shares total $170,396 as of March 31, 1997. The preferred stockholders have the right to convert each share of Series
                 A Preferred Stock into one share of the company's common stock at any time without additional consideration. However, each share of Series A Preferred Stock is subject to mandatory conversion into one share of common stock of the Company, effective as of the close of a public offering of the Company's common stock provided, however, that the offering must provide a minimum of $1 million in gross proceeds to the Company and the initial offering price of such common stock must be at least $1 per share. In addition to the rights described above, the holders of the Series A Preferred Stock will have equal voting rights as the common stockholders based upon the number of shares of common stock into which the Series A Preferred Stock is convertible. The Company is obligated to reserve an adequate number of shares of its common stock to satisfy the conversion of all of the outstanding Series A Preferred Stock.

                             Procyon Corporation
                                and Subsidiary






Notes to Consolidated Financial Statements
=========================================================================



7. Income Taxes  The Company's deferred tax asset at March 31, 1997 consists of net operating loss carryforwards which after the tax Carryforwards effect amount to approximately $275,000.
                 The Company has recorded a valuation allowance equal to 100 percent of the deferred tax asset as the Company was unable to determine that it is more likely than not that the deferred tax asset will be realized.

                 At March 31, 1997, for income tax purposes, the Company had net operating loss carryforwards of approximately $1,376,000 which expire through 2012. The utilization of certain of the loss carryforwards are limited under Section 382 of the Internal Revenue Code.

8. Major         During the year ended June 30, 1996,  three individual
   Customers     customers  accounted  for 16%, 11% and 10% of the Company's
   and           net sales.
   Manufacturing
                 During the period ended March 31, 1997, three individual customers accounted for 23%, 15% and 13% of the Company's net sales.

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

Liquidity and Capital Resources

As of March 31, 1997, the Company's principal sources of liquidity included cash and cash equivalents of approximately $5,017 and net accounts receivable of $88,781. The Company had net working capital of $92,943 and no long term debt at March 31, 1997.

During the quarter ended March 31 1997, cash and cash equivalents decreased from $42,738 as of December 31, 1996 to $5,017. Operating activities used cash of $114,221 during the quarter, consisting primarily of a net loss of $115,672. Advances against commissions to Shareholders and employees of $4,500 were made and reflected as cash used in investing activities.

During the nine months ended March 31 1997, cash and cash equivalents decreased from $290,007 as of June 30, 1996 to $5,017. Operating activities used cash of $443,421 during the period, consisting primarily of a net loss of $426,260. Cash used in investing activities during the nine months was $14,769. Cash provided by financing activities during this period was $177,700 in proceeds from the sale of Preferred Stock

At March 31, 1997 the Company had no commitments for capital expenditures.

The Company has deferred tax assets with a 100% valuation allowance at March 31, 1997. Management is not able to determine if it is more likely than not that the deferred tax assets will be realized.

The Company has incurred losses since its inception and is dependent upon equity financing to fund working capital needs. The Company has made progress in the past quarter as evidenced in increased sales and lower losses. Management's plans include continuing to attempt to increase sales volumes and related production efficiencies to meet its overhead and cash flow requirements. The plan to increase sales is more clearly referred to in the following discussion of the results of operations.

Results of Operations

Comparison of Three Months Ended March 31, 1997 and 1996. Net sales during the quarter ended March 31, 1997 were $91,578 as compared to $48,293 in the quarter ended March 31, 1996, an increase of $43,285, or 90%. The increase in sales quarter to quarter was primarily attributable to the Company's sales to a major retail chain. The Company initiated shipment to a limited number of the chain's stores in Florida through the Company's retail distributor. The Company plans to expand its sales to the chain during the next quarter and management expects results to impact sales and profits positively. The Company has begun discussions with regional management of three additional national chains into whose regions the products may be introduced during the next business quarter. The Company did not expand its base of institutional distributors during the quarter and will continue to refrain from doing so until such time as it receives a Medicare reimbursement code for certain of its products. However, institutional sales showed improvement during the quarter. Management believes this improvement resulted from satisfied user facilities and continued sales efforts despite lack of a billing code.

The Company received a 510(K) clearance for its AmerigelTM Ointment Wound Dressing that allows for expanded usage indications. Management believes the expanded indications will support its efforts to gain a Medicare reimbursement code and management is hopeful that the approval will come during the next quarter. There can be no assurance that the Company will succeed in its effort to qualify any of its products for reimbursement. When a code is received, management believes its sales will improve significantly.

The Company did embark on a select market advertising campaign concomitant to the introduction of its products into the chain store mentioned above. The radio advertising has been successful thus far and management states that the program will continue during the next quarter.

Gross profit during the quarter ended March 31, 1997 was $65,347 as compared to $7,383 during the quarter ended March 31, 1996, an increase of $57,964, or 785%. As a percentage of net sales, gross profit was 71% in the quarter ended March 31, 1997, as compared to 15% in the corresponding quarter in 1996. The $57,964 increase in gross profit reflects the significant increase in net sales experienced during the quarter.

Operating expenses during the quarter ended March 31, 1997 were $180,622, consisting of $104,804 in salaries and benefits and $75,818 in selling, general and administrative expenses. This compares to operating expenses during the quarter ended March 31, 1996 of $166,351 consisting of $71,556 in salaries and benefits, and $94,795 in selling, general and administrative expenses. The Company expects expenses to rise somewhat as sales increase over the remainder of the fiscal year.

The Company incurred an operating loss of $115,275 in the quarter ended March 31, 1997 as compared to an operating loss of $158,968 in the corresponding quarter in 1996. The decrease in operating loss was primarily due to the increases in net sales. Net loss (after dividend requirements for Preferred Shares) was $151,572 during the quarter ended March 31, 1997 as compared to $159,170 during the quarter ended March 31, 1996.

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


                                         PROCYON CORPORATION
                                         (Registrant)



 May 14, 1997                         /s/ John C. Anderson
 Date                                 John C. Anderson, President



May 14, 1997