Form 10KSB
period 1997-06-30
PROCYON CORP
filed 1997-10-14
CIK 812306

FORM 10-KSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
        For the fiscal year ended June 30, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
        For the transition period from _______________ to __________________

                         Commission file number 0-17449

                               PROCYON CORPORATION
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Colorado                                              36-0732690
-------------------------------                           ----------------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                           Identification Number)

                        1150 Cleveland Street, Suite 410
                            Clearwater, Florida 34615
           ----------------------------------------------------------
          (Address of principal executive offices, including Zip Code)

          Issuer's telephone number, including area code (813) 447-2998

                 Securities registered pursuant to Section 12(b)
                                   of the Act:

                                      None

                 Securities registered pursuant to section 12(g)
                                  of the Act:

                                  Common Stock


Check  whether  the  registrant  (1) filed all  reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.  Yes  X    No
          -----    -----

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ]

State Issuer's revenues for its most recent fiscal year: $215,000

As of September 24, 1997, 3,637,920 shares of the registrant's Common Stock were outstanding. The aggregate market value of the 287,920 shares of Common Stock held by non-affiliates was $647,820 on September 24, 1997 based on a bid price of $2.25 on such date.


                      DOCUMENTS INCORPORATED BY REFERENCE:

The information required by Part III of this annual report is incorporated by reference to the registrant's definitive proxy statement if filed with the Commission on or before October 28, 1997 or, if such proxy statement is not filed, will be filed with the Commission as an amendment to this Form 10-K under cover of Form 10-K/A, not later than October 28, 1997.

Transitional Small Business Disclosure Format:    Yes      No  X
                                                     -----   -----

                                      INDEX
                                      -----


Title                                                                  Page
-----                                                                  ----



ITEM   I   BUSINESS.............................................        3

ITEM   2  PROPERTIES............................................        5

ITEM   3  LEGAL PROCEEDINGS.....................................        5

ITEM   4  SUBMISSION OF MATTERS TO A VOTE OF
             SECURITY HOLDERS...................................        5

ITEM   5  MARKET FOR COMPANY'S COMMON EQUITY AND
             RELATED STOCK MATTERS..............................        6

ITEM   6  MANAGEMENT'S DISCUSSION AND ANALYSIS OR
             PLAN OF OPERATION..................................        6

ITEM   7  FINANCIAL STATEMENTS AND SUPPLEMENTARY
             DATA...............................................        7

ITEM   8  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
             ACCOUNTING AND FINANCIAL DISCLOSURE................        8

ITEM   9  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS
              AND CONTROL PERSONS; COMPLIANCE WITH
              SECTION 16(a) OF THE EXCHANGE ACT OF
              THE REGISTRANT....................................        9

ITEM 10  EXECUTIVE COMPENSATION.................................        9

ITEM 11  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
             OWNERS AND MANAGEMENT..............................        9

ITEM 12  CERTAIN RELATIONSHIPS AND RELATED
             TRANSACTIONS.......................................        9

ITEM 13  EXHIBITS AND REPORTS ON FORM 8-K.......................       10

                                     Part I



ITEM 1. BUSINESS
----------------

History and Organization

     Procyon Corporation (the "Company"), a Colorado corporation, was incorporated on March 19, 1987. Through May 9, 1997, the Company had been considered a development stage company as it continued to identify and evaluate merger or acquisition candidates for purposes of engaging in its business activity. As a result of the acquisition of Amerx Health Care Corp. ("Amerx"), the Company is no longer considered to be in the development stage.

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

     As a result of completing the Exchange, the Company's business operations are conducted through its wholly-owned subsidiary, Amerx. Amerx was formed as a Florida corporation in 1993 to develop and market proprietary medical products which are used in the treatment of pressure ulcers, dermatitis, inflammation, and various other skin problems. Such problems are most common among the elderly, particularly residents of long term healthcare facilities and diabetics. If not treated promptly and effectively, such problems can result in amputations, particularly of lower extremities. The Company's products are generally sold through distributors, to health care institutions, such as nursing homes, hospitals and home health care providers, and to retailers, including national and regional chain stores and pharmacies.

Products

     Amerx's products currently consist of Amerigel(TM) Preventive Care Lotion, Amerigel(TM) Ointment Wound Dressing and Amerigel(TM) Preventive Barrier Lotion. The Preventive Care Lotion has emollients which restore moisture to fragile skin; protect the skin against tears and chafing; and assist in prevention of chronic pressure ulcers. The Ointment Wound Dressing is formulated to be used to manage pressure ulcers stages I-IV, stasis ulcers, diabetic skin ulcers, skin irritations, cuts and abrasions. The Barrier Lotion provides barrier protection to reduce the harmful effects of urine and feces in incontinent patients.

     The Company expects to introduce a saturated gauze sponge product during the second quarter of fiscal 1998. The new product consists of gauze sponges saturated with the Amerigel Ointment Wound Dressing. The sponges have been developed for packing deep wounds, and are expected to improve healing and keep the wound moist and clean. The sponges will be offered in two-inch and four-inch squares.

     Management believes that each Amerx product is based on proprietary formulations which the Company attempts to protect as trade secret information. Each product is registered with the Food and Drug Administration and has been granted a National Drug Code. The Company is currently seeking a Medicare Part B HCPCS Reimbursement Code ("Reimbursement Code") for the Amerigel Ointment Wound Dressing and saturated gauze sponges. Products which carry a Reimbursement Code qualify for Medicare payments in an amount generally equal to an 80% reimbursement amount. The Company believes that the Reimbursement Code provides a significant sales opportunity with respect to product sales made to hospitals, nursing homes and health care institutions. The applications for Reimbursement Codes are pending on the Amerigel Ointment Wound Dressing and the saturated gauze sponge product. Management is not able to predict when or if the Codes may be granted. The Amerigel Preventive Care Lotion and the Amerigel Barrier Lotion are not eligible for Medicare Part B reimbursement.

Market for Skin Treatment Products

     Amerx products are generally sold to an institutional market and a retail market. The institutional market is comprised of hospitals, nursing homes, and other health care institutions which provide wound care to a large number of patients. For example, management believes that based on a study of the clinical and economic impact of diabetic neuropathy published by the Health Science Institute, approximately one out of five nursing home patients suffers from chronic pressure ulcers, and that an estimated 5,000 amputations per month are performed due to chronic skin wounds. The Company believes that the Amerx products represent an inexpensive, yet effective, treatment and prevention program for chronic pressure ulcers and other skin problems which are treated in health care institutions. The retail market for Amerx's products is comprised of mass merchandise stores and pharmacies which sell wound care products to individuals for their own personal use outside of health care facilities.

Sales and Marketing

     During fiscal 1997, Amerx implemented certain changes to its distribution and marketing strategy. Prior to fiscal 1997, Amerx relied primarily on small distributors which were granted the exclusive right to sell products in specified territories. Such distributors focused largely on the institutional market. For various reasons, including the lack of a Reimbursement Code for Amerx products, the exclusive distributors were not able to achieve the sales levels desired by Amerx. During fiscal 1997, Amerx terminated its relationship with substantially all of such distributors and shifted its focus to national and regional distributors which are capable of selling to the retail market as well as the institutional market.

     The Company's principal distributors to the retail market currently include McKesson Drug, Amerisource and Bergen Brunswig. To date, product distribution has been achieved primarily in the Southeastern United States. In particular, the Company's products are presently carried in certain Wal-Mart stores in Florida and Kroger Stores in the Atlanta area, as well as independent pharmacies throughout the Southeast. The Company is currently engaged in discussions with other distributors in order to expand distribution into other national and regional retail chains.

     The Company's principal distributors to the institutional market currently include Gulf South, General Medical, Owen Minor and Southland Medical Supply. Although sales to the institutional market depend more heavily on the availability of a Reimbursement Code than do sales to the retail market, the Company's products are currently used in nursing homes, hospitals, and home health care organizations located primarily in the Southeastern United States.

     Distributors purchase products from Amerx on standard credit terms. Product returns by distributors are generally permitted only on dated products based upon a two year expiration date. During fiscal 1997, retail and institutional sales represented approximately 54% and 44%, respectively, of total net sales. Until Reimbursement Codes are granted with respect to one or more of Amerx's products, management expects that retail sales will account for an increasing percentage of total net sales.

     The Company supports its distributors through product literature, advertising and limited participation at industry trade shows. All existing distributors sell Amerx products on a non-exclusive basis. The Company has seven employees who engage in direct selling activities as well as support the efforts of distributors.

Significant Customers

     During fiscal 1997, McKesson Drug, Gulf South and DMC accounted for 14%, 13% and 40%, respectively, of Amerx's net sales. McKesson Drug and Gulf South are current Amerx distributors and DMC was an Amerx distributor from approximately December 1996 through April 1997. The Company expects that certain of its principal distributors, such as McKesson and Gulf South, may continue to account for a significant portion of net sales. The loss of any such distributor could have an adverse affect on the Company's future operating results and financial condition. The Company will attempt to reduce its dependence on a limited number of distributors by establishing relationships with additional distributors who are capable of introducing and selling Amerx products in new geographic markets and to additional retail chains.

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

     Amerx is currently negotiating a new manufacturing contract with a large capacity, nationally-recognized manufacturer. Amerx expects that a final agreement will be reached with the manufacturer during the second quarter of fiscal 1998, and that the new manufacturing arrangements will provide greater assurance of product availability, enhance quality control, and eventually reduce production costs. Management does not expect that the costs associated with the proposed change will be significant or that a material interruption in production will occur. There can be no assurance that the proposed new manufacturing agreement will be finalized. In the absence of a new manufacturing arrangement, Amerx will continue to utilize its existing contractor.

Employees

     As of September 15, 1997, the Company had 13 full-time employees, consisting of seven sales representatives, four management employees, and two administrative employees.


ITEM 2. PROPERTIES
------------------

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


ITEM 3. LEGAL PROCEEDINGS
-------------------------

     No material legal proceedings to which the Company is party or to which property of the Company is subject is pending and no such material proceeding is known by management of the Company to be contemplated.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
------------------------------------------------------------

     No matter was submitted to a vote of security holders during the quarter ended June 30, 1997.

                                     Part II


ITEM 5. MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCK MATTERS.
---------------------------------------------------------------------

     The Company's securities were traded in the over-the-counter market and were listed in the "pink sheets" published by the National Quotation Bureau Incorporated ("NQB") following the Company's public offering in December, 1988. However, from approximately June 1990 through September 1996, NQB did not publish a quotation for the Company's securities and to the Company's knowledge, there was extremely limited, if any, public trading in its securities.

     Since October 1996, the Company's Common Stock has traded on the OTC Bulletin Board, an electronic quotation system used by members of the National Association of Securities Dealers, Inc. The following table sets forth for each period indicated the high and low closing bid prices for the Common Stock, as reported by National Quotation Bureau, LLC. Bid quotations reflect interdealer quotations, without retail markups, markdowns or commissions, and do not necessarily reflect actual transactions.

         Fiscal 1997                             High             Low
         -----------                             ----             ---

         Second Quarter...................    $    2.25        $    2.25
         Third Quarter....................    $    2.50        $     .75
         Fourth Quarter...................    $    3.50        $    1.88

     As of September 24, 1997 there were approximately 52 record holders of the Company's Common Shares. The closing bid price of the Common Shares on September 24, 1997 was $2.25.

     Holders of Common Shares are entitled to receive such dividends as may be declared by the Company's Board of Directors. No dividends on the Common Shares have been paid by the Company, nor does the Company anticipate that dividends will be paid in the foreseeable future.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.
------------------------------------------------------------------

General

     From 1990 through May 1996, the Company had minimal operations and was considered to be a development stage company. During such time, the Company incurred nominal expenses and its revenues consisted entirely of interest income. In May 1996, the Company completed its acquisition of Amerx. The acquisition was accounted for in a manner similar to a pooling-of-interest since both companies were under common control and, accordingly, the Company's financial statements include the Amerx operating results as though the acquisition was completed on July 1, 1994. The Company's financial statements for fiscal years 1996 and 1997 therefore reflect the operating results and financial condition of Amerx.

Liquidity and Capital Resources

     As of June 30, 1997, the Company's principal sources of liquidity included cash and cash equivalents of approximately $335,000, inventories of $72,000 and net accounts receivable of $56,000. Also at June 30, 1997, the Company had subscription receivables of $41,000, which have since been received by the Company. The Company had net working capital of $410,000 and no long term debt at June 30, 1997.

     During fiscal 1997 and 1996, cash and cash equivalents increased $45,000 and decreased $24,000, respectively. Operating activities used cash of $647,000 during fiscal 1997 and $484,000 during fiscal 1996, consisting primarily of net losses of $697,000 and $519,000, respectively. Cash used in investing activities during fiscal 1997 and 1996 was $24,000 and $14,000, respectively. Cash provided by financing activities during fiscal 1997 and 1996 was $716,000 and $473,000, respectively, consisting of $716,000 and $471,000, respectively, in proceeds from the sale of Preferred Stock.

     At June 30, 1997 the Company had no commitments for capital expenditures.

     The Company's financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred losses since its inception and has been dependent upon equity financing to fund working capital needs. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans for increasing revenues and reducing losses include securing new distributors in order to aggressively sell products into the retail market, develop complementary new products, and continue to pursue a Reimbursement Code for certain products. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty. Subsequent to June 30, 1997, Amerx has established relationships with several large distributors, and Amerx products are now carried in approximately 300 retail locations as compared to approximately 40 locations at June 30, 1996. There can be no assurance that the Company will be able to increase its revenues or achieve a profitable level of operations.

Results of Operations

     Comparison of Fiscal 1997 and 1996. Net sales during fiscal 1997 were $216,000 as compared to $309,000 in fiscal 1996, a decrease of $93,000, or 30%. The decrease in net sales reflects significant changes in Amerx's sales and distribution strategies. During fiscal 1995 and 1996, the Company relied on small distributors who were granted an exclusive right to sell Amerx products within a specified territory. Such distributors focused their sales efforts on the institutional market. Although the exclusive distributors were generally required to make certain minimum purchases, they were largely ineffective in selling product through to their targeted market. In early fiscal 1997, Amerx terminated its relationship with most of its exclusive distributors, and began to implement a retail sales and marketing strategy through large, nonexclusive distributors. This change in strategy caused net sales during the first six months of fiscal 1997 to decline to just $75,000. However, during the second half of fiscal 1997, the Company had net sales of $141,000, consisting primarily of sales made by new distributors to the retail market.

     Gross profit during fiscal 1997 was $119,000 as compared to $213,000 during fiscal 1996, a decrease of $94,000, or 213%. As a percentage of net sales, gross profit was 55% in fiscal 1997 as compared to 71% in fiscal 1996. The decrease reflects returns and write offs of expired inventories and write offs of accounts receivable.

     Operating expenses during fiscal 1997 were $820,000, consisting of $457,000 in salaries and benefits and $363,000 in selling, general and administrative expenses. This compares to operating expenses during fiscal 1996 of $736,000, consisting of $315,000 in salaries and benefits and $420,000 in selling, general and administrative expenses. The decline in selling, general and administrative expenses reflects, among other things, a reduction in sales and marketing expenses during the first half of fiscal 1997 while the change in marketing strategy was being implemented. The increase in salaries and benefits is a direct result of the increase in the number of employees. As a percentage of net sales, operating expenses during fiscal 1997 were 380% as compared to 240% during fiscal 1996. The increase is primarily due to the decrease in net sales and the inability to reduce certain fixed or minimum operating expenses.

     The Company incurred a loss from operations of $523,000 in fiscal 1996 as compared to $701,000 in fiscal 1997. The increase in operating loss was primarily due to the significant decline in net sales. Net loss (after dividend requirements for Preferred Shares) was $590,000 during fiscal 1996 as compared to $841,000 during fiscal 1997.

     As of June 30, 1997, the Company had a deferred tax asset of approximately $560,000 consisting primarily of net operating losses. The Company recorded a valuation allowance equal to 100 percent of the deferred tax asset as the
Company was unable to determine that it is more likely than not that the deferred tax asset will be realized. The valuation allowance increased approximately $237,000 from fiscal 1996 to 1997.

Recent Accounting Pronouncements

     Please refer to the Summary of Accounting Policies in the accompanying financial statements.



ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
---------------------------------------------------

     Consolidated Financial Statements as of June 30, 1997 and for the years ended June 30, 1997 and 1996 appear at page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
--------------------------------------------------------------------------------

     The Company had a change of its independent auditors during the two most recent fiscal years or subsequent interim period. On January 1, 1996, the Company's auditors, Mitchell (Diamond) Finley and Company, P.C., combined their practice with BDO Seidman, LLP. Thereafter, BDO Seidman, LLP became the Company's independent auditors. The Company has not reported any disagreement with its auditors on any matter of accounting principles or practices or financial statement disclosure.

                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT OF THE REGISTRANT.
--------------------------------------------------------------------------------

ITEM 10. EXECUTIVE COMPENSATION.
--------------------------------


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
------------------------------------------------------------------------


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
--------------------------------------------------------

     The Company will file a definitive Proxy Statement pursuant to Regulation 14A for its annual meeting of shareholders. The information called for by Items 9 through 12 above will be included in such definitive Proxy Statement, which is incorporated herein by reference. If such definitive Proxy Statement is not filed with the Commission within 120 days after the end of the fiscal year covered by this report, then the information required by such items will be filed as an amendment to this report before the end of such 120-day period.


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.
------------------------------------------

(a)  Exhibits
     --------

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

o Incorporated by reference to the Company's Form 8-K filed on or about February 2, 1996.
----------

(b)  Reports on Form 8-K
     -------------------

     The Company did not file any reports on Form 8-K during the quarter ended June 30, 1997.

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

Date: October 13, 1997

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                      Title                           Date
---------                      -----                           ----


                               President and Acting
                               Principal Executive, Financial
  /s/ John C. Anderson         and Accounting Officer          October 13, 1997
----------------------------
John C. Anderson


  /s/ Chester L. Wallack       Director                        October 13, 1997
----------------------------
Chester L. Wallack


  /s/ Fred W. Suggs, Jr.       Director                        October 13, 1997
----------------------------
Fred W. Suggs, Jr.


                               Director
----------------------------
Alan B. Crane

                                                    Procyon Corporation
                                                         and Subsidiary

                                                               Contents
================================================================================




Report of Independent Certified Public Accountants                  F-2

Consolidated Balance Sheet                                    F-3 - F-4

Consolidated Statements of Operations                               F-5

Consolidated Statements of Stockholders' Equity                     F-6

Consolidated Statements of Cash Flows                               F-7

Summary of Accounting Policies                               F-8 - F-11

Notes to Consolidated Financial Statements                  F-12 - F-15

Report of Independent Certified Public Accountants


To the Board of Directors and Stockholders
Procyon Corporation
Clearwater, Florida

We have audited the accompanying consolidated balance sheet of Procyon Corporation and subsidiary (the "Company") as of June 30, 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the two years in the period then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Procyon Corporation and subsidiary at June 30, 1997, and the results of their operations and their cash flows for each of the two years in the period then ended in conformity with generally accepted accounting principles.

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


                                                   BDO Seidman, LLP


Denver, Colorado
September 11, 1997

                                                        Procyon Corporation
                                                             and Subsidiary

                                                 Consolidated Balance Sheet


================================================================================

June 30,                                                               1997
-----------------------------------------------------------------------------


Assets

Current:
  Cash and cash equivalents                                 $       335,121
  Accounts receivable, less allowance
    of $24,000 for doubtful accounts                                 55,555
  Inventories (Note 3)                                               72,357
  Subscriptions receivable (Note 6)                                  41,000
  Prepaid expenses                                                    4,378
-----------------------------------------------------------------------------


Total current assets                                                508,411
-----------------------------------------------------------------------------


Machinery and equipment, less accumulated
  depreciation of $19,669                                            31,168
-----------------------------------------------------------------------------


Other assets:
  Deposits                                                            1,267
  Employee advances                                                  34,500
-----------------------------------------------------------------------------


Total other assets                                                   35,767
-----------------------------------------------------------------------------
                                                            $       575,346
=============================================================================


             See accompanying report of independent certified public accountants, summary of accounting policies and notes to consolidated financial statements.

                                                    Procyon Corporation
                                                         and Subsidiary

                                             Consolidated Balance Sheet
                                                            (continued)

================================================================================



June 30,                                                           1997
-----------------------------------------------------------------------------


Liabilities and Stockholders' Equity

Current liabilities:
  Accounts payable, trade                           $            60,293
  Accrued expenses                                               38,472
-----------------------------------------------------------------------------


Total current liabilities                                 $      98,765
-----------------------------------------------------------------------------


Commitments and contingencies (Notes 1 and 5)

Stockholders' equity (Notes 2 and 6):
  Preferred stock, 496,000,000 shares authorized;
    none issued
  Series A  Cumulative  Convertible  Preferred  stock,
    no par value;  4,000,000 shares authorized;
    2,065,000 shares issued and outstanding                   1,997,850
  Common stock, no par value, 80,000,000 shares
    authorized; 3,637,920 shares issued and outstanding         724,196
  Accumulated deficit                                        (2,245,465)
-----------------------------------------------------------------------------


Total stockholders' equity                                      476,581
-----------------------------------------------------------------------------


                                                          $     575,346
=============================================================================


             See accompanying report of independent certified public accountants, summary of accounting policies and notes to consolidated financial statements.

                                                          Procyon Corporation
                                                               and Subsidiary

                                        Consolidated Statements of Operations

================================================================================



Years Ended June 30,                                1997                 1996
-------------------------------------------------------------------------------


Net sales (Note 8)                         $      215,561       $     308,668
Cost of sales                                      96,951              95,439
-------------------------------------------------------------------------------


Gross profit                                      118,610             213,229
-------------------------------------------------------------------------------


Operating expenses:
  Salaries and benefits                           457,084             315,415
  Selling, general and administrative             362,804             420,369
-------------------------------------------------------------------------------


Total operating expenses                          819,888             735,784
-------------------------------------------------------------------------------


Loss from operations                             (701,278)           (522,555)
-------------------------------------------------------------------------------


Other income (expense):
  Interest expense                                 (4,434)             (3,469)
  Interest income                                   8,401               6,631
-------------------------------------------------------------------------------


Total other income (expense)                        3,967               3,162
-------------------------------------------------------------------------------


Net loss                                         (697,311)           (519,393)
Dividend requirements on preferred stock          144,009              70,746
-------------------------------------------------------------------------------


Loss applicable to common stock            $     (841,320)      $    (590,139)
================================================================================


Net loss per common share                  $         (.23)      $        (.16)
================================================================================


Weighted average number of
  common shares outstanding                     3,637,920           3,637,920
================================================================================



             See accompanying report of independent certified public accountants, summary of accounting policies and notes to consolidated financial statements.



                                                                                                               Procyon Corporation
                                                                                                                    and Subsidiary

                                                                                   Consolidated Statements of Stockholders' Equity


====================================================================================================================================


                                           Preferred Stock                     Common Stock
Years Ended June 30,               -------------------------------   -------------------------------  Accumulated
1997 and 1996                          Shares           Amount            Shares         Amount         Deficit            Total
------------------------------------------------------------------------------------------------------------------------------------


Balance, July 1, 1995                 755,000     $    755,000         3,637,920    $   724,196     $  (1,028,761)    $    450,435

  Stock issued in connection with
    private placements, net of
    stock issuance costs              594,000          567,700                 -              -                 -          567,700

  Stock issued for services             6,000            6,000                 -              -                 -            6,000

  Net loss                                  -                -                 -              -          (519,393)        (519,393)
------------------------------------------------------------------------------------------------------------------------------------

Balance, June 30, 1996              1,355,000        1,328,700         3,637,920        724,196        (1,548,154)         504,742

  Stock issued in connection with
    private placements, net of
    stock issuance costs              701,000          660,150                 -              -                 -          660,150

  Stock issued for services             9,000            9,000                 -              -                 -            9,000

  Net loss                                  -                -                 -              -          (697,311)        (697,311)
------------------------------------------------------------------------------------------------------------------------------------

Balance, June 30, 1997              2,065,000     $  1,997,850         3,637,920    $   724,196     $  (2,245,465)    $    476,581
====================================================================================================================================

               See accompanying report of independent certified public accountants, summary of accounting policies and notes to consolidated financial statements.

                                                                                                                                 F-6

                                                           Procyon Corporation
                                                                and Subsidiary

                                         Consolidated Statements of Cash Flows

================================================================================

Increase (Decrease) in Cash and Cash Equivalents

Years Ended June 30,                                    1997              1996
--------------------------------------------------------------------------------


Operating activities:
  Net loss                                      $   (697,311)     $   (519,393)
  Adjustments to reconcile net loss to
    cash used in operating activities:
      Depreciation                                     9,620             9,399
      Stock issued for services                        9,000             6,000
      Write-off of stockholder and
        employee advances                                  -            16,614
      Gain on sale of equipment                       (1,500)                -
  Changes in operating assets and liabilities:
    Accounts receivable, trade                       (37,665)            9,475
    Inventories                                       36,290           (17,092)
    Prepaid expenses                                  (4,378)            5,000
    Accounts payable, trade                            1,819            14,697
    Accrued expenses                                  37,337            (8,230)
--------------------------------------------------------------------------------

Cash used in operating activities                   (646,788)         (483,530)
--------------------------------------------------------------------------------


Investing activities:
  Purchase of machinery and equipment                 (5,948)           (1,764)
  Advances to employees and stockholder              (18,000)          (18,328)
  Repayments of advances to employees                      -             6,714
  Payment for deposit                                      -              (833)
--------------------------------------------------------------------------------

Cash used in investing activities                    (23,948)          (14,211)
--------------------------------------------------------------------------------


Financing activities:
  Proceeds from issuance of preferred stock          715,850           471,000
  Liquidation of certificate of deposit                    -           232,255
  Repayment of advances
    from stockholder                                       -          (229,862)
--------------------------------------------------------------------------------

Cash provided by financing activities                715,850           473,393
--------------------------------------------------------------------------------


Net increase (decrease) in cash and
  cash equivalents                                    45,114           (24,348)

Cash and cash equivalents, beginning of year         290,007           314,355
--------------------------------------------------------------------------------

Cash and cash equivalents, end of year          $    335,121      $    290,007
================================================================================


             See accompanying report of independent certified public accountants, summary of accounting policies and notes to consolidated financial statements.

                                                             Procyon Corporation
                                                                  and Subsidiary

                                                  Summary of Accounting Policies

================================================================================


Organization
and Business        Procyon Corporation (the "Company"), a Colorado corporation, was incorporated on March 19, 1987. Through May 9, 1996, the
                    Company had been  considered a development  stage company as it continued to identify and evaluate  merger or acquisition
                    candidates   for   purposes  of  engaging  in  its  business
                    activity.  As a result of the  acquisition  of Amerx  Health
                    Care Corp. ("Amerx") discussed in Note 2, the Company is no longer considered to be in the development stage.

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

                    The Company manufacturers and markets wound care and skin care products primarily in the United States and is actively seeking foreign market distribution.


Basis of
Presentation and
Principles of
Consolidation       The consolidated  financial  statements include the accounts of  Procyon  Corporation  and its wholly  owned  subsidiary,
                    Amerx,  acquired  during  1996 as  discussed  in Note 2. All
                    material   intercompany   accounts  and   transactions   are
                    eliminated.

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

                                                             Procyon Corporation
                                                                  and Subsidiary

                                                  Summary of Accounting Policies

================================================================================

Use of Estimates    The  preparation of financial  statements in conformity with generally accepted accounting principles requires management to make estimates and  assumptions  that affect the reported
                    amounts  of  assets  and  liabilities,   the  disclosure  of
                    contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Concentrations of
Credit Risk         Financial  instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents and accounts receivable. The Company places its cash and cash equivalents in what it considers to be highly-rated financial institutions and while at times such amounts may exceed federally insured limits, the Company has not experienced any losses from such amounts. Concentrations of credit risk with respect to accounts receivable are limited due to a broad customer base and generally short payment terms.

Cash Equivalents    For the purpose of the Statements of Cash Flows, the Company considers cash-on-hand, demand deposits in banks and highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Inventories         Inventories are valued at the lower of weighted average cost or market.

Machinery and
Equipment           Machinery and equipment are stated at cost.  Depreciation is computed on a straight-line basis over the estimated useful lives of the assets of five years.

Revenue
Recognition         Revenue  is   recognized   upon  the  shipment  of  finished
                    merchandise to customers.

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

                                                             Procyon Corporation
                                                                  and Subsidiary

                                                  Summary of Accounting Policies

================================================================================

Net Loss
Per Share           Net loss per share is based on the weighted  average  number
                    of  shares   outstanding   during  each  period   presented.
                    Outstanding stock rights are included as common stock equivalents, when dilutive.

Recent
Accounting
Pronouncements      The Financial  Accounting  Standards Board ("FASB") recently issued Statement of Financial  Accounting  Standards No. 128
                    "Earnings Per Share" ("SFAS 128") and Statement of Financial
                    Accounting  Standards  No. 129  "Disclosure  of  Information
                    About an Entity's Capital  Structure ("SFAS 129").  SFAS 128
                    provides a  different  method of  calculating  earnings  per share than is currently used in accordance  with  Accounting
                    Board Opinion  ("APB") No. 15 "Earnings Per Share." SFAS 128
                    provides  for  the  calculation  of  "Basic"  and  "Diluted"
                    earnings per share.  Basic  earnings  per share  includes no dilution  and is computed by dividing  income  available  to common stockholders by the weighted average number of common shares  outstanding  for the period.  Diluted  earnings  per share  reflects the potential  dilution of  securities  that could share in the  earnings of an entity,  similar to fully diluted earnings per share.  SFAS 129 establishes  standards
                    for  disclosing   information   about  an  entity's  capital
                    structure.  SFAS  No.  128 and SFAS  129 are  effective  for
                    financial   statements   issued  for  periods  ending  after
                    December 15, 1997. Their  implementation  is not expected to
                    have  a  material  effect  on  the  consolidated   financial
                    statements.

                    In June 1997, FASB issued Statement of Financial Accounting Standard No. 130 "Reporting Comprehensive Income ("SFAS 130") and Statement of Financial Accounting Standard No. 131 "Disclosure about Segments of an Enterprise and Related Information ("SFAS 131"). SFAS 130 establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that displays with the same prominence as other financial statements. SFAS 131 supersedes Statement of Financial Accounting Standard No. 14 "Financial Reporting for Segments of a Business Enterprise." SFAS 131 establishes standards of the way that public

                                                             Procyon Corporation
                                                                  and Subsidiary

                                                  Summary of Accounting Policies

================================================================================


                    companies report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. SFAS 131 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

                    SFAS 130 and SFAS 131 are effective for financial statements for periods beginning after December 15, 1997 and require comparative information for earlier years to be restated. Because of the recent issuance of these standards, management has been unable to fully evaluate the impact, if any, the standards may have on future financial statement disclosures. Results of operations and financial position, however, will be unaffected by implementation of these standards.

                                                             Procyon Corporation
                                                                  and Subsidiary

                                      Notes to Consolidated Financial Statements

================================================================================


1. Going Concern    As reflected in the accompanying  financial statements,  the
                    Company incurred net losses of $697,311 and $519,393 for the years ended June 30, 1997 and 1996.  In  addition,  net cash used in  operations  was $646,788 and $483,530 for the years ended  June  30,  1997  and  1996.  These  conditions  raise substantial doubt about the Company's ability to continue as a going concern.  Such  operating  cash  deficiency has been
                    funded  through   proceeds  from  private   preferred  stock
                    offerings, the continuance of which is uncertain.

                    Management plans to meet its operating cash requirements by increasing sales volume and gaining better production efficiencies by moving its manufacturing to a new manufacturer with state of the art manufacturing capability. While the Company has significant losses over the past two years, it has met its obligations and has established good working relationships with its vendors. Additionally, the Company intends to file a registration statement with the Securities and Exchange Commission for a public offering of its securities sometime in fiscal 1998. The ultimate results of these efforts cannot be determined at the present time.

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

                                                             Procyon Corporation
                                                                  and Subsidiary

                                      Notes to Consolidated Financial Statements

================================================================================

3. Inventories

                    Inventories consisted of the following:

                    June 30,                                1997
                    --------------------------------------------


                    Finished goods                      $ 20,422
                    Raw materials                         51,935
                    --------------------------------------------

                                                        $ 72,357
                    ============================================



4. Related Party
   Transactions     During fiscal 1995, the majority  stockholder of the Company advanced $348,363 to the Company which was used to fund operations and an investment in a certificate of deposit.
                    Effective July 1, 1995, the stockholder contributed $117,500 of the advance plus accrued interest of $15,500 into capital which was accounted for as part of the Exchange discussed in
                    Note 2. The remainder of the advances were repaid during fiscal 1996.

5. Commitments      Operating Leases
   and
   Contingencies    The Company leases office space and certain  equipment under operating  leases  expiring at various  dates  through 2001.
                    Rent  expense  under  these  agreements  was  approximately
                    $34,900 and $32,600 for the years ended June 30, 1997 and 1996. Future minimum rentals under the operating leases are as follows:


                    Year Ending June 30,
                    --------------------------------------------

                    1998                                $ 33,600
                    1999                                   6,800
                    2000                                   4,300
                    2001                                   4,300
                    --------------------------------------------

                                                        $ 49,000
                    ============================================

                                                             Procyon Corporation
                                                                  and Subsidiary

                                      Notes to Consolidated Financial Statements

================================================================================


                    Product Liability Insurance


6. Stockholder's
   Equity During January 1995, the Company's Board of Directors authorized the issuance of up to 4,000,000 shares of Series A Cumulative Convertible Preferred Stock ("Series A Preferred Stock"). As of June 30, 1997 and 1996, the Company had preferred stock sales resulting in subscriptions receivable of $41,000 and $96,700. Such receivables were collected in July of the subsequent fiscal year. The preferred stockholders are entitled to receive, as and if declared by the board of directors, quarterly dividends at an annual rate of $.10 per share of Series A Preferred Stock per annum. Dividends will accrue without interest and will be cumulative from the date of issuance of the Series A Preferred Stock and will be payable quarterly in arrears in cash or publicly traded common stock when and if declared by the board of directors. As of June 30, 1997, no dividends have been declared. Dividends in arrears on the outstanding preferred shares total $214,755 as of June 30, 1997. The preferred stockholders have the right to convert each share of Series A Preferred Stock into one share of the Company's common stock at any time without additional consideration. However, each share of Series A Preferred Stock is subject to mandatory conversion into one share of common stock of the Company, effective as of the close of a public offering of the Company's common stock provided, however, that the offering must provide a minimum of $1 million in gross proceeds to the Company and the initial offering price of such common stock must be at least $1 per share. In addition to the rights described above, the holders of the Series A Preferred Stock will have equal voting rights as the common stockholders based upon the number of shares of common stock into which the Series A Preferred Stock is convertible. The Company is obligated to reserve an adequate number of shares of its common stock to satisfy the conversion of all of the outstanding Series A Preferred Stock.

7. Income Taxes
   and Available
   Carryforwards    The  Company's  deferred tax asset at June 30, 1997 consists primarily of net operating loss carryforwards which, after the tax effect, amount to approximately $560,000. The
                    Company  has  recorded a  valuation  allowance  equal to 100

                                                             Procyon Corporation
                                                                  and Subsidiary

                                      Notes to Consolidated Financial Statements

================================================================================


                    percent of the deferred tax asset as the Company was unable to determine that it is more likely than not that the deferred tax asset will be realized. The valuation allowance increased approximately $237,000 from June 30, 1996 to 1997.

                    At June 30, 1997, for income tax purposes, the Company had net operating loss carryforwards of approximately $1,623,000 which expire through 2012.

8. Major
   Customers
   and Supplier     During  the year  ended  June  30,  1997,  three  individual customers accounted for 42%, 15% and 14% of the Company's net sales. During the year ended June 30, 1996, three individual customers accounted for 16%, 11% and 10% of the Company's net sales.

                    The Company's manufacturing and packaging activities are performed at a production facility owned and operated by a non-affiliated pharmaceutical manufacturer under the supervision of Company personnel. The Company does not have written contracts with the manufacturer or with suppliers of raw materials. Management is negotiating a manufacturing agreement with a large capacity, nationally recognized manufacturer.


9. Supplemental
   Disclosures of
   Cash Flow
   Information      Cash paid for interest for the years ended June 30, 1997 and
                    1996 was $4,434 and $3,469.

                    Non-cash investing and financing activities consisted of the following:

                    Years Ended June 30,                  1997          1996
                    ------------------------------------------------------------


                    Preferred stock issued for
                     subscription receivable           $ 41,000     $   96,700

                    Preferred stock issued for
                     commissions relating to
                     offering                          $      -     $   26,300
                    ============================================================