Form 10QSB
period 1997-09-30
PROCYON CORP
filed 1997-11-19
CIK 812306

                                  FORM 10-QSB

                        SECURITIES & EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                 Quarterly Report Under Section 13 or 15 (d) of
                      the Securities Exchange Act of 1934


                      For Quarter Ended September 30, 1997


                       Commission File Number:    0-17449
                                                  -------

                              PROCYON CORPORATION
          -----------------------------------------------------------
          (Name of Small Business Issuer as specified in its charter)

                                    COLORADO
         --------------------------------------------------------------
         (State or Other Jurisdiction of Incorporation or Organization)

                                   36-0732690
                      ------------------------------------
                      (IRS Employer Identification Number)

                        1150 Cleveland Street, Suite 410
                              Clearwater, Fl 34615
                        --------------------------------
                         (Address of Principal Offices)


                                 (813) 447-2998
              ----------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)

Indicate by check mark wether the registrant has (1) filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period than the registrant was required to file such reports), and (2) been subject to such filing requirements for the past 90 days.

                              YES   X        NO
                                  -----         -----

                          Common Stock No Par Value
                          -------------------------
                                   (Class)
3,637,920 Shares of Common Stock Outstanding as of November 13, 1997

                              PROCYON CORPORATION

                               Table of Contents



                                                                        Page No.
                                                                        --------
Part I   Financial Information

         Item 1. Financial Statements
                 Balance Sheets                                             3
                 Statement of Income (Loss)                                 4
                 Statement of Cash Flows                                    5
                 Notes to Financial Statements                              6

         Item 2. Management's Discussion and Analysis of
                 Financial Condition and Results of
                 Operations                                                 11

Part II  Other Information                                                  14

                        PROCYON CORPORATION & SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
                      SEPTEMBER 30, 1997 AND JUNE 30, 1997



                                                                     September 30,      June 30,
                                                                         1997             1997
                                                                     -------------      --------
ASSETS

Current Assets
  Cash & Cash Equivalents                                               $157,019        $335,121
  Accounts Receivable, less allowances
    of $24,000 for doubtful accounts                                      61,473          55,555
  Inventories                                                             60,146          72,357
  Subscriptions Receivable                                                     0          41,000
  Prepaid Expenses                                                         4,878           4,378
                                                                      ----------      ----------
  Total Current Assets                                                   283,516         508,411
                                                                      ----------      ----------
Machinery and Equipment less accumulated depreciation
  of $22,018 and $19,669                                                  28,819          31,168

Other Assets:
  Deposits                                                                 1,267           1,267
  Employee Advances                                                       39,000          34,500
                                                                      ----------      ----------
  Total Other Assets                                                      40,267          35,767
                                                                      ----------      ----------
  Total Assets                                                          $352,602        $575,346
                                                                      ==========      ==========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts Payable and                                                  $ 32,827        $ 60,293
  Accrued expenses                                                        35,660          38,472
                                                                      ----------      ----------
  Total Current Liabilities                                               68,487          98,765

Commitments and Contingencies

Stockholders' equity (Notes 1 & 5)
  Preferred stock, 496,000 shares authorized, none issued
  Series A Cumulative Convertible Preferred stock, no par
    value; 4,000,000 shares authorized; 2,065,000 shares
    issued and outstanding                                             2,058,950       1,997,850
  Common Stock, no par value, 80,000,000 shares authorized;
    3,637,920 shares issued and outstanding                              724,196         724,196
  Accumulated deficit                                                 (2,499,031)     (2,245,465)
                                                                      ----------      ----------
Total Stockholders' Equity                                               284,115         476,581
                                                                      ----------      ----------
Total Liabilities & Stockholders' Equity                                $352,602        $575,346
                                                                      ==========      ==========


The accompanying notes are an integral part of these statements.

                        PROCYON CORPORATION & SUBSIDIARY
                      CONSOLIDATED STATEMENT OF OPERATIONS
             For The Three Months Ended September 30, 1997 and 1996


                                                           Three Months        Three Months
                                                              Ended               Ended
                                                           September 30,       September 30,
                                                               1997                1996
                                                           -------------       -------------
Net Sales                                                    $  87,056           $  32,231
Cost of Sales                                                   25,271               8,876
                                                             ---------           ---------
Gross Profit                                                    61,785              23,355

Operating Expenses:
  Salaries and Benefits                                        164,825             103,418
  Selling, General and Administrative                          149,849              90,519
                                                             ---------           ---------
Total Operating Expenses                                       314,674             193,937
                                                             ---------           ---------
Loss from Operations                                          (252,889)           (170,582)

Other Income (Expense):
  Interest Expense                                              (4,466)             (2,539)
  Interest Income                                                3,789               2,431
                                                             ---------           ---------
Total Other Income (expense)                                      (677)               (108)
                                                             ---------           ---------
Net Loss                                                      (253,566)           (170,690)
Dividend requirements on preferred stock                        51,524              33,875
                                                             ---------           ---------
Loss applicable to common stock                              $(305,090)          $(204,565)
                                                             =========           =========
Net Loss per common share                                    $    0.08           $    0.06
                                                             =========           =========
Weighted average number of common shares outstanding         3,637,920           3,637,920
                                                             =========           =========



The accompanying notes are an integral part of these statements.

                        PROCYON CORPORATION & SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             For The Three Months Ended September 30, 1997 and 1996


Cash Flows From/(Used In)


                                                              Three Months        Three Months
                                                                 Ended               Ended
                                                              September 30,       September 30,
                                                                  1997                1996
                                                              -------------       -------------
Cash Flows From/(Used In) Operating Activities

  Net Loss                                                      (253,566)           (170,690)
  Adjustments to reconcile net income to net cash used
    in operating activities:
      Depreciation                                                 2,349               2,349
Changes in operating assets and liabilities
  Accounts Receivable, trade                                      (5,918)             (6,588)
  Inventories                                                     12,211               7,377
  Prepaid Expenses                                                  (500)             (2,035)
  Accounts payable and accrued expenses                          (30,278)             (9,332)
                                                                --------            --------
Cash used in Operating Activities                               (275,702)           (178,919)
                                                                --------            --------
Cash Flows From/(Used In) Investing Activities
  Purchases of machinery and equipment                                --                  --
  Advances to employees and stockholders                          (4,500)            (10,269)
  Payment for Deposit                                                 --                  --
                                                                --------            --------
Cash used in investing activities                                 (4,500)            (10,269)
                                                                --------            --------
Financing Activities
  Proceeds from subscriptions receivable                          41,000
  Proceeds from issuance of Series A Cumulative
    Convertible Preferred Stock                                   61,100              96,700
                                                                --------            --------
Cash provided by financing activities                            102,100              96,700
                                                                --------            --------
Net Increase (decrease) in cash and cash equivalents            (178,102)            (92,488)
Cash and Cash Equivalents, beginning of period                   335,121             290,007
                                                                --------            --------
Cash and Cash Equivalents, end of period                         157,019             197,519
                                                                ========            ========



The accompanying notes are an integral part of these statements.

Organization              Procyon Corporation (the "Company"), a Colorado
and Business              corporation, was incorporated on March 19, 1987.
                          Through May 9, 1996, the Company had been considered a development stage company as it continued to identify and evaluate merger or acquisition candidates for purposes of engaging in its business activity. As a result of the acquisition of Amerx Health Care Corp.
                          ("Amerx") discussed in Note 2, the Company is no longer considered to be in the development stage.

                          As described in Note 1, effective May 9, 1996, the Company acquired 100 percent of the issued and outstanding common stock of Amerx, a commonly-controlled company. The acquisition was accounted for in a manner similar to a pooling-of-interest and, accordingly, the Company's financial statements have been presented to include the results of Amerx as through the acquisition occurred as of July 1, 1994.

                          The Company manufactures and markets wound care and skin care products primarily in the United States and is actively seeking foreign market distribution.

Basis of                  The consolidated financial statements include the
Presentation and          accounts of Procyon Corporation and its wholly owned
Principles of             subsidiary, Amerx, acquired during 1996 as discussed
Consolidation             in Note 1. All material intercompany accounts and
                          transactions are eliminated.

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

Concentrations of         Financial instruments which potentially subject the
Credit Risk               Company to concentrations of credit risk consist
                          primarily of cash, cash equivalents and accounts receivable. The Company places its cash and cash equivalents in what it considers to be highly- rated financial institutions and while at times such amounts may exceed federally insured limits, the Company has not experienced any losses from such amounts. Concentrations of credit risk with respect to accounts receivable are limited due to a broad customer base and generally short payment terms.

Cash Equivalents          For the purpose of the Statements of cash flows, the
                          Company considers cash-on-hand, demand deposits in banks and highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Inventories               Inventories are valued at the lower of weighted
Machinery and             average cost or market.  Machinery and equipment are
Equipment                 stated at cost. Depreciation is computed on
                          straight-line basis over the estimated useful lives of the assets of five years.

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

Net Loss                  Net loss per share is based on the weighted average
Per Share                 number of shares outstanding during each period
                          presented. Outstanding stock rights are included as common stock equivalents, when dilutive.

Recent                    The Financial Accounting Standards Board ("FASB")
Accounting                recently issued Statement of Financial Accounting
Pronouncements            Standards No. 128 "Earnings Per Share" ("SFAS 128")
                          and Statement of Financial Accounting Standards No.
                          129 "Disclosure of Information About and Entity's
                          Capital Structure ("SFAS 129"). SFAS 128 provides a different method of calculating earnings per share than is currently used in accordance with Accounting
                          Board Opinion ("APB") No. 15 "Earnings Per Share."
                          SFAS 128 provides the calculation of "Basic" and "Diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earning per share reflects the potential dilution of securities that could share in the earnings of an entity, similar to fully diluted earnings per share. SFAS 129 establishes standards for disclosing information about an entity's capital structure. SFAS 128 and SFAS 129 are effective for financial statements issued for periods ending after December 15, 1997. Their implementation is not expected to have a material effect on the consolidated financial statements.

                          In June 1997, FASB issued Statement of Financial Accounting Standard No. 130 "Reporting Comprehensive Income ("SFAS 130") and Statement of Financial Accounting Standard No. 131 "Disclosure about Segments of an Enterprise and Related Information ("SFAS 131"). SFAS 130 establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that displays with the same prominence as other financial statements. SFAS 131 supersedes Statement of Financial Accounting Standard No. 14 "Financial Reporting for Segments of a Business Enterprise." SFAS 131 establishes standards of the way that public companies report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. SFAS 131 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

                          SFAS 130 and SFAS 131 are effective for financial statements for periods beginning after December 15, 1997 and require comparative information for earlier years to be restated. Because of the recent issuance of these standards, management has been unable to fully evaluate the impact, if any, the standards may have on future financial statement disclosures. Results of operations and financial position, however, will be unaffected.

1.  Acquisition           On January 31, 1997, the Company entered into an
                          Agreement and Plan of Exchange (the "Agreement") with
                          Amerx. The Agreement provides that the Company acquire Amerx through a share exchange in which all of the issued and outstanding common stock of Amerx was exchanged for 3,000,000 (post-split) shares of common stock of the Company (the "Exchange"). The
                          Agreement provides, as a condition of the Exchange, that the Company complete a five for one reverse split of its issued and outstanding shares of common stock. The president and majority stockholder of the Company was the sole stockholder of Amerx prior to the Exchange which was completed effective May 9, 1996.

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

2.  Inventories           Inventories consisted of the following:

                                                            September 30             June 30,
                                                            1997                     1997
                                                            ----                     ----
                          Finished Goods                    $ 18,827                 $ 20,422
                          Raw Materials                     $ 41,319                 $ 51,935
                                                            --------                 --------
                                                            $ 60,146                 $ 72,357
                                                            ========                 ========

3.  Related Party         During fiscal 1995, the majority stockholder of the
    Transactions          Company advanced $348,363 to the Company which was
                          used to fund operations and an investment in a certificate of deposit. Effective July 1, 1995, the stockholder contributed $117,500 of the advance plus accrued interest of $15,500 into capital which was accounted for as part of the Exchange discussed in
                          Note 1. The remainder of the advances were repaid during fiscal 1996.

4.  Commitments           Operating Leases
     And
     Contingencies        The Company leases office space and certain equipment
                          under operating leases expiring at various dates through 2001. Rent expense under these agreements was approximately $34,900 and $32,600 for the years ended June 30, 1997 and 1996. Future minimum rentals under the operating leases are as follows:

                          Year Ending June 30,
                          1998                                                                $33,600
                          1999                                                                  6,800
                          2000                                                                  4,300
                          2001                                                                  4,300
                                                                                              -------
                                                                                              $49,000
                                                                                              =======

5.  Stockholder's         During January 1995, the Company's Board of Directors
    Equity                authorized the issuance of Equity issuance of up to
                          4,000,000 shares of Series A Cumulative Convertible
                          Preferred Stock ("Series A Preferred Stock").  As of
                          June 30, 1997 and 1996, the Company had preferred stock sales resulting in subscriptions receivable of $41,000 and $96,700. Such receivables were collected in July of the subsequent fiscal year. The preferred stockholders are entitled to receive, as and if declared by the board of directors, quarterly dividends at an annual rate of $.10 per share of Series A Preferred Stock per annum. Dividends will accrue without interest and will be cumulative from the date of issuance of the Series A Preferred Stock and will be payable quarterly in arrears in cash or publicly traded common stock when and if declared by the board of directors. As of September 30, 1997, no dividends have been declared. Dividends in arrears on the outstanding preferred shares total $266,279 as of September 30, 1997. The preferred stockholders have the right to convert each share of Series A
                          Preferred Stock into one share of the Company's common stock at any time without additional consideration. However, each share of Series A
                          Preferred Stock is subject to mandatory conversion into one share of common stock of the Company, effective as of the close of a public offering of the Company's common stock provided, however, that the offering must provide a minimum of $1 million in gross proceeds to the Company and the initial offering price of such common stock must be at least
                          $1 per share. In addition to the rights described above, the holders of the Series A Preferred Stock will have equal voting rights as the common stockholders based upon the number of shares of common stock into which the Series A Preferred Stock is convertible. The Company is obligated to reserve an adequate number of shares of its common stock to satisfy the conversion of all the outstanding Series
                          A Preferred Stock.

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

Liquidity and Capital Resources

                 As of September 30, 1997, the Company's principal sources of liquidity included cash and cash equivalents of approximately $157,019 and net accounts receivable of $61,473. The Company had net working capital of $218,492 and no long term debt at September 30, 1997.

                 During the quarter ended September 30, 1997, cash and cash equivalents decreased from $335,121 as of June 30, 1997 to $157,019. Operating activities used cash of $201,622 during the quarter, consisting primarily of a net loss of $253,566. Advances against commissions to shareholders and employees of $4,500 were made and reflected as cash used in investing activities.

                 At September 30, 1997 the Company had no commitments for capital expenditures.

                 The Company has deferred tax assets with a 100% valuation allowance at September 30, 1997. Management is not able to determine if it is more likely than not that the deferred tax assets will be realized.

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

Results of Operations

                 Comparison of Three Months Ended September 30, 1997 and 1996. Net sales during the quarter ended September 30, 1997 were $87,056 as compared to $32,231 in the quarter ended September 30, 1997, and increase of $54,825, or 70%. The increase in sales quarter to quarter was primarily attributable to the Company's sales to the Wal-Mart retail chain. The Company expanded shipment to a limited number of the chain's stores in Florida through the Company's retail distributor. The Company has begun discussions with regional management of three additional national chains into whose regions the products may be introduced during the next business quarter. The Company did not expand its base of institutional distributors during the quarter and will continue to refrain from doing so until such time as it receives a Medicare reimbursement code for certain of its products. However, institutional sales showed improvement during the quarter. Management believes this improvement resulted from satisfied user facilities and continued sales efforts despite lack of billing code.

                 The Company received a 510(K) clearance for its Amerigel(TM) Ointment Wound Dressing that allows for expanded usage indications. Management believes the expanded indications will support its efforts to gain a Medicare reimbursement code and management is hopeful that the approval will come during the next quarter. There can be no assurance that the Company will succeed in its effort to qualify any of its products for reimbursement. When a code is received, management believes its sales will improve significantly.

                 The Company did embark on a select market advertising campaign concomitant to the introduction of its products into the chain store mentioned above. The radio advertising has been successful thus far and management expects that the program will continue during the next quarter.

                 Gross profit during the quarter ended September 30, 1997, was $ 61,785 as compared to $ 23,355 during the quarter ended September 30, 1996, an increase of $ 38,430, or 164%. As a percentage of net sales, gross profit was 71% in the quarter ended September 30, 1997, as compared to 72% in the corresponding quarter in 1996. The $ 38,430 increase in gross profit reflects the significant increase in net sales experienced during this quarter.

                 Operating expenses during the quarter ended September 30, 1997 were $ 314,674, consisting of $164,825 in salaries and benefits and $ 149,849 in selling, general and administrative expenses. This compares to operating expenses during the quarter ended September 30, 1996 of $193,937 consisting of $103,416 in salaries and benefits, and $90,519 in selling, general and administrative expenses. The Company expects expenses to rise somewhat as sales increase over the remainder of the fiscal year.

                 The Company incurred an operating loss of $252,566 in the quarter ended September 30, 1997 as compared to an operating loss of $170,690 in the corresponding quarter in 1996. The increase in operating loss was primarily due to the increase in advertising, and the hire of new sales reps. Net loss (after dividend requirements for Preferred Shares) was $305,090 during the quarter ended September 30, 1997 as compared to $204,565 during the quarter ended September 30, 1996.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

Not Applicable.

Item 2. CHANGES IN THE RIGHTS OF THE COMPANY'S SECURITY HOLDERS

Not Applicable.

Item 3. DEFAULTS BY THE COMPANY ON ITS SENIOR SECURITIES

Not Applicable.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

Not Applicable.

Item 5. OTHER INFORMATION

Not Applicable.

Item 6. EXHIBITS

Exhibit 27 Financial Data Schedule.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.


                                                   PROCYON CORPORATION
                                                   (Registrant)


November 18, 1997                                  /s/ John C. Anderson
-----------------                                  ---------------------------
Date                                               John C. Anderson, President

                                 EXHIBIT INDEX


Exhibit No.                       Description                               Page
-----------                       -----------                               ----

    27                      Financial Data Schedule