Form 10QSB/A
period 1997-09-30
PROCYON CORP
filed 1997-11-26
CIK 812306

                                 FORM 10-QSB/A1


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

Liquidity and Capital Resources


                 As of September 30, 1997, the Company's principal sources of liquidity included cash and cash equivalents of approximately $157,019 and net accounts receivable of $61,473. The Company had net working capital of $215,029 and no long term debt at September 30, 1997.



                 During the quarter ended September 30, 1997, cash and cash equivalents decreased from $335,121 as of June 30, 1997 to $157,019. Operating activities used cash of $275,702 during the quarter, consisting primarily of a net loss of $253,566. Advances against commissions to shareholders and employees of $4,500 were made and reflected as cash used in investing activities.




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

Results of Operations


                 Comparison of Three Months Ended September 30, 1997 and 1996. Net sales during the quarter ended September 30, 1997 were $87,056 as compared to $32,231 in the quarter ended September 30, 1996, and increase of $54,825, or 170%. The increase in sales quarter to quarter was primarily attributable to the Company's sales to the Wal-Mart retail chain. The Company expanded shipment to a limited number of the chain's stores in Florida through the Company's retail distributor. The Company has begun discussions with regional management of three additional national chains into whose regions the products may be introduced during the next business quarter. The Company did not expand its base of institutional distributors during the quarter and will continue to refrain from doing so until such time as it receives a Medicare reimbursement code for certain of its products. However, institutional sales showed improvement during the quarter. Management believes this improvement resulted from satisfied user facilities and continued sales efforts despite lack of billing code.


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


                 The Company incurred an operating loss of $252,889 in the quarter ended September 30, 1997 as compared to an operating loss of $170,582 in the corresponding quarter in 1996. The increase in operating loss was primarily due to the increase in advertising, and the hire of new sales reps. Net loss (after dividend requirements for Preferred Shares) was $305,090 during the quarter ended September 30, 1997 as compared to $204,565 during the quarter ended September 30, 1996.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

Not Applicable.

Item 2. CHANGES IN THE RIGHTS OF THE COMPANY'S SECURITY HOLDERS

Not Applicable.

Item 3. DEFAULTS BY THE COMPANY ON ITS SENIOR SECURITIES

Not Applicable.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

Not Applicable.

Item 5. OTHER INFORMATION

Not Applicable.

Item 6. EXHIBITS

Exhibit 27 Financial Data Schedule.*


------------
* Previously filed.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.


                                                   PROCYON CORPORATION
                                                   (Registrant)



November 24, 1997                                  /s/ John C. Anderson

-----------------                                  ---------------------------
Date                                               John C. Anderson, President

                                 EXHIBIT INDEX


Exhibit No.                       Description                               Page
-----------                       -----------                               ----

    27                      Financial Data Schedule*


----------
Previously filed.