Form 10QSB
period 1997-12-31
PROCYON CORP
filed 1998-01-30
CIK 812306

                                  FORM 10-QSB

                        SECURITIES & EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                 Quarterly Report Under Section 13 or 15 (d) of
                      the Securities Exchange Act of 1934


                      For Quarter Ended December 31, 1997


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

               YES    X        NO
                   -------         -------


                            Common Stock No Par Value
                            -------------------------
                                     (Class)
3,637,920 Shares of Common Stock Outstanding as of November 13, 1997

                               PROCYON CORPORATION

                                Table of Contents


                                                                                     Page No.
                                                                                     --------

Part I   Financial Information

         Item 1. Financial Statements
                    Consolidated Balance Sheets                                         3
                    Consolidated Statement of Operations                                4
                    Consolidated Statement of Cash Flows                                5
                    Notes to Financial Statements                                       6

         Item 2. Management's Discussion and Analysis of
                    Financial Condition and Results of
                    Operations                                                          11

Part II  Other Information                                                              14

                                    PROCYON CORP & SUBSIDIARY
                                    CONSOLIDATED BALANCE SHEETS
                                    DECEMBER 31, 1997 & JUNE 30, 1997

ASSETS

                                                                                December 31      June 30
Current Assets                                                                  1997             1997
         Cash & Cash Equivalents                                                $36,408          $335,121
         Accounts Receivable, less allowances
         of $24,000 for doubtful accounts                                       27,620           55,555
         Inventories                                                            120,363          72,357
         Subscriptions Receivable                                               1,000            41,000
         Prepaid Expenses                                                       4,878            4,378
         Total Current Assets                                                   190,269          508,411

Machinery and Equipment less accumulated
         depreciation of $24,367 and $19,669                                    26,470           31,168

Other Assets:
         Deposits                                                               1,267            1,267
         Employee Advances                                                      40,500           34,500
         Total Other Assets                                                     41,767           35,767

         Total Assets                                                           $258,506         $575,346

LIABILITIES AND STOCK HOLDERS' EQUITY

Current Liabilities:
         Accounts Payable and                                                   $117,894         $60,293
         Accrued expenses                                                       32,219           38,472
         Total Current Liabilities                                              150,113          98,765

Commitments and Contingencies

Stockholders' equity (Notes 1 & 5)
         Preferred stock, 496,000,000 shares
                  authorized; none issued
         Series A Cumulative Convertible Preferred stock, no par value;
                  4,000,000 shares authorized; 1,431,050 shares issued
                  and outstanding                                               2,065,000        1,997,850
         Common stock, no par value, 80,000,000 shares
                  authorized; 4,265,820 shares issued and
                  outstanding                                                   724,196          724,196
         Accumulated deficit                                                    (2,680,803)      (2,245,465)
Total Stockholders' Equity                                                      108,393          476,581

Total Liabilities & Stockholders' equity                                        $258,506         $575,346

The accompanying notes are an integral part of these statements.

                           PROCYON CORPORATION & SUBSIDIARY CONSOLIDATED STATEMENT OF OPERATIONS Three Months Ended December 31, 1997 and 1996 Six Months Ended December 31, 1997 and 1996


                                    Three Months       Three Months      Six Months       Six Months
                                    Ended              Ended             Ended            Ended
                                    December 31        December 31       December 31      December 31
                                    1997               1996              1997             1996
Net Sales                           $74,885            $42,916           $161,941         $75,147

Cost of Sales                       34,758             7,645             60,005           16,521

Gross Profit                        40,127             35,271            101,936          58,626

Operating Expenses:
         Salaries and Benefits      119,614            98,305            284,439          201,723
         Selling, General and
         Administrative             102,823            77,099            252,672          167,618

Total Operating Expenses            222,437            175,404           537,111          369,341

Loss from Operations                (182,310)          (140,133)         (435,175)        (310,715)

Other Income (Expense):
         Interest Expense           (367)              (779)             (4,833)          3,317
         Interest Income            906                1,013             4,695            3,444

Total Other Income (expense)        539                234               (138)            127

Net Loss                            (181,771)          (139,899)         (435,313)        (310,588)
Dividend requirements on
         preferred stock            51,625             33,875            103,149          67,750

Loss applicable to common
         stock                      $(233,396)         $(173,774)        (538,462)        $(378,338)

Net Loss per common share           $0.06              $0.05             $0.15            $0.10

Weighted average number of
         common shares
         outstanding                3,637,920          3,637,920         3,637,920        3,637,920

The accompanying notes are an integral part of these statements.

                           PROCYON CORPORATION & SUBSIDIARY CONSOLIDATED STATEMENTS OF CASH FLOWS Six Months Ended December 31, 1997 and 1996



Cash Flows From / (Used In)

                                                                       SIx Months                Six Months
                                                                       Ended                     Ended
                                                                       December 31,              December 31,
Cash Flows From / (Used In) Operating Activities                       1997                      1996
Net Loss                                                               $(435,338)                $(310,588)
Adjustments to reconcile net income to
         net cash used in operating activities:
                  Depreciation                                         4,698                     4,699
Changes in operating assets and liabilities
         Accounts Receivable, trade                                    27,935                    (18,958)
         Inventories                                                   (48,006)                  10,542
         Prepaid Expenses                                              (500)                     (268)
         Accounts payable and accrued expenses                         51,348                    (14,627)

Cash used in Operating Activities                                      (399,863)                 (329,200)

Cash Flows From / (Used In) Investing Activities
         Purchases of machinery and equipment                          -                         -
         Advances to employees and stockholders                        (6,000)                   (14,769)
         Payment for Deposit                                           -                         -

Cash used in investing activities                                      (6,000)                   (14,769)

Financing Activities
         Proceeds from subscriptions receivable                        40,000
         Proceeds from issuance of Series A
         Cumulative Convertible Preferred Stock                        67,150                    96,700

Cash provided by financing activities                                  107,150                   96,700

Net Increase (decrease) in cash and cash
      equivalents                                                      (298,713)                 (247,269)

Cash and Cash Equivalents, beginning of period                         335,121                   290,007

Cash and Cash Equivalents, end of period                               36,408                    42,738

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

Basis of                   The consolidated financial statements include the
Presentation and           accounts of Procyon Corporation and its wholly owned
Principales of             subsidiary, Amerx, acquired during 1996 as discussed
Consolidation              in Note 1. All material inter company accounts and
                           Consolidation transactions are eliminated.

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

2. Inventories             Inventories consisted of the following:

                                                                       December 31               June 30,
                                                                       1997                      1997
                           Finished Goods                              $ 54,825                  $ 20,422
                           Raw Materials                               $ 65,538                  $ 51,935
                                                                       --------                  --------
                                                                       $ 120,363                 $ 72,357
                                                                       =========                 ========

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

4. Commitments             Operating Leases
   And
   Contingencies           The Company leases office space and certain equipment
                           under operating leases expiring at various dates through 2001. Rent expense under these agreements was approximately $34,900 and $32,600 for the years ended
                           June 30, 1997 and 1996. Future minimum rentals under the operating leases are as follows:

                           Year Ending June 30,

                           1998                                         $27,300
                           1999                                           6,800
                           2000                                           4,300
                           2001                                           4,300
                                                                        -------
                                                                        $42,700
                                                                        =======

5. Stockholder's           During January 1995, the Company's Board of Directors
   Equity                  authorized the issuance of Equity issuance of up to
                           4,000,000 shares of Series A Cumulative Convertible
                           Preferred Stock ("Series A Preferred Stock"). As of
                           June 30, 1997 and 1996, the Company had preferred stock sales resulting in subscriptions receivable of $41,000 and $96,700. Such receivables were collected in July of the subsequent fiscal year. The preferred stockholders are entitled to receive, as and if declared by the board of directors, quarterly dividends at an annual rate of $.10 per share of Series A Preferred Stock per annum. Dividends will accrue without interest and will be cumulative from the date of issuance of the Series A Preferred

                           Stock and will be payable quarterly in arrears in cash or publicly traded common stock when and if declared by the board of directors. As of December 31, 1997, no dividends have been declared. Dividends in arrears on the outstanding preferred shares total $247,158 as of December 31, 1997. The preferred stockholders have the right to convert each share of Series A Preferred Stock into one share of the Company's common stock at any time without additional consideration. However, each share of Series A preferred Stock is subject to mandatory conversion into one share of common stock of the Company, effective as of the close of a public offering of the Company's common stock provided, however, that the offering must provide a minimum of $1 million in gross proceeds to the Company and the initial offering price of such common stock must be at least $1 per share. In addition to the rights described above, the holders of the Series A Preferred Stock will have equal voting rights as the common stockholders based upon the number of shares of common stock into which the Series A Preferred Stock is convertible. The Company is obligated to reserve an adequate number of shares of its common stock to satisfy the conversion of all the outstanding Series A Preferred Stock.

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

Liquidity and Capital Resources

                  As of December 31, 1997, the Company's principal sources of liquidity included cash and cash equivalents of approximately $36,408 and net accounts receivable of $27,620. The Company had net working capital of $64,028 and no long term debt at December 31, 1997.

                  During the six months ended December 31, 1997, cash and cash equivalents decreased from $ 335,121 as of June 30, 1997 to $36,408. Operating activities used cash of $399,863 during the period, consisting primarily of a net loss of $ 435,338. Advances against commissions to shareholders and employees of $ 6,000 were made and reflected as cash used in investing activities.

                  At December 31, 1997 the Company had no commitments for capital expenditures.

                  The Company has deferred tax assets with a 100% valuation allowance at December 31, 1997. Management is not able to determine if it is more likely than not that the deferred tax assets will be realized.

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

Results of Operations

                  Comparison of Three Months Ended December 31, 1997 and 1996. Net sales during the quarter ended December 31, 1997 were $ 74,885 as compared to $ 42,916 in the quarter ended December 31, 1996, and increase of $ 31,969, or 174%. The increase in sales quarter to quarter was primarily attributable to the Company's sales to the Wal-Mart retail chain. The Company expanded shipment to a limited number of the chain's stores in Florida through the Company's retail distributor. The Company has begun discussions with regional management of three additional national chains into whose regions the products may be introduced during the next business quarter. The Company did not expand its base of institutional distributors during the quarter and will continue to refrain from doing so until such time as it receives a Medicare reimbursement code for certain of its products. However, institutional sales showed improvement during the quarter. Management believes this improvement resulted from satisfied user facilities and continued sales efforts despite lack of billing code.

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

                  Gross profit during the quarter ended December 31, 1997, was $ 40,127 as compared to $ 35,271 during the quarter ended December 31, 1996, an increase of $ 4,856, or 114%. As a percentage of net sales, gross profit was 54% in the quarter ended December 31, 1997, as compared to 82% in the corresponding quarter in 1996. The $ 4,856 increase in gross profit reflects the significant increase in net sales experienced during this quarter.

                  Operating expenses during the quarter ended December 31, 1997 were $ 222,437, consisting of $119,614 in salaries and benefits and $ 102,823 in selling, general and administrative expenses. This compares to operating expenses during the quarter ended December 31, 1996 of $175,404 consisting of $98,305 in salaries and benefits, and $77,099 in selling, general and administrative expenses. The Company expects expenses to rise somewhat as sales increase over the remainder of the fiscal year.

                  The Company incurred an operating loss of $ 182,310 in the quarter ended December 31, 1997 as compared to an operating loss of $ 140,133 in the corresponding quarter in 1996. The increase in operating loss was primarily due to the increase in advertising, and the hire of new sales reps. Net loss (after dividend requirements for Preferred Shares) was $ 181,771 during the quarter ended December 31, 1997 as compared to $ 139,899 during the quarter ended December 31, 1996.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

Not Applicable.

Item 2. CHANGES IN THE RIGHTS OF THE COMPANY'S SECURITY HOLDERS

Not Applicable.

Item 3. DEFAULTS BY THE COMPANY ON ITS SENIOR SECURITIES

Not Applicable.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

Not Applicable.

Item 5. OTHER INFORMATION

Not Applicable.

Item 6. EXHIBITS

No reports were filed on Form 8-K during the quarter ended December 31, 1997. Financial Data Schedule is attached as Exhibit 27.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.


                                                PROCYON CORPORATION
                                                (Registrant)


January 29, 1998                                /s/ John C. Anderson
----------------                                --------------------
                                                John C. Anderson, President and
                                                Principal Financial Officer