Form 10QSB
period 1998-03-31
PROCYON CORP
filed 1998-05-14
CIK 812306

FORM 10-QSB

                SECURITIES & EXCHANGE COMMISSION
                      WASHINGTON, DC 20549

         Quarterly Report Under Section 13 or 15 (d) of the Securities Exchange Act of 1934


                For Quarter Ended March 31, 1998


               Commission File Number:    0-17449


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

                        YES   X    NO
                             ___      ___

                    Common Stock No Par Value
                    _________________________

                             (Class)
3,637,920 Shares of Common Stock Outstanding as of November 13, 1997

                       PROCYON CORPORATION

                        Table of Contents



                                                  Page No.

Part I    Financial Information

     Item 1. Financial Statements

             Consolidated Balance Sheets          3
             Statement of Operations              4
             Statement of Cash Flows              5
             Notes to Financial Statements        6

     Item 2. Management's Discussion and Analysis of
             Financial Condition and Results of
             Operations                          11


Part II    Other Information                     14

                    PROCYON CORP & SUBSIDIARY
                   CONSOLIDATED BALANCE SHEETS
                  MARCH 31, 1998 & JUNE 30, 1997

ASSETS
                                             March 31  June 30
Current Assets
                                               1998      1997

         Cash & Cash Equivalents             $2,278    $335,121

         Accounts Receivable, less allowances
         of $24,000 for doubtful accounts    34,895      55,555
         Inventories                         47,858      72,357
         Subscriptions Receivable            10,000      41,000
         Prepaid Expenses                     4,378       4,378
                                             ------     -------
         Total Current Assets                99,409     508,411

Machinery and Equipment less accumulated
         depreciation of $24,367 and $19,669  5,273      31,168

Other Assets:
         Deposits                             2,018       1,267
         Employee Advances                   40,500      34,500
                                             ------      ------
         Total Other Assets                  42,518      35,767
                                            -------    --------
Total Assets                               $147,200    $575,346

LIABILITIES AND STOCK HOLDERS' EQUITY

Current Liabilities:
         Accounts Payable                 $219,633     $60,293
         Accrued Expenses                   24,452      38,472
                                           -------      ------
         Total Current Liabilities         244,085      98,765

Commitments and Contingencies

Stockholders' equity (Notes 1 & 5)
     Preferred stock, 496,000,000 share
          authorized; none issued
     Series A Cumulative Convertible
     Preferred stock, no par value;
      4,000,000 shares authorized;
      1,431,050 shares issued and
      outstanding                        2,087,050  1,997,850
     Common stock, no par value,
      80,000,000 shares authorized;
      4,265,820 shares issued and
      outstanding                          724,196    724,196
      Accumulated deficit               (2,908,131)(2,245,465)
                                        ----------  ---------
Total Stockholders' Equity                 (96,885)   476,581
                                        ----------- ---------
Total Liabilities & Stockholders' equity   $147,200  $575,346
                                        =========== =========

The accompanying notes are an integral part of these statements.

                PROCYON CORPORATION & SUBSIDIARY
              CONSOLIDATED STATEMENTS OF OPERATIONS
           Three Months Ended March 31, 1998 and 1997
            Nine Months Ended March 31, 1998 and 1997



                      Three Months   Three Months   Nine Months    Nine Months
                      Ended          Ended          Ended          Ended
                      March 31       March 31       March 31       March 31
                      1998           1997           1998           1997

Net Sales             66,526         $91,578        229,029       166,725

Cost of Sales         21,278          26,231         64,298        42,752
                      ------          ------        -------       -------
Gross Profit          45,248          65,347        164,731       123,973

Operating Expenses:
 Salaries and
  Benefits           137,011         104,804        468,550       306,527
  Selling, General
  and Administrative  74,235          75,818        361,636       243,436
                     -------         -------        -------       ------
Total Operating
  Expenses           211,246         180,622        830,186       549,963
                    --------         -------        -------       -------
Loss from
  Operations        (165,998)       (115,275)      (665,455)     (425,990)

Other Income (Expense):
  Interest Expense      (766)           (514)        (1,477)       (3,831)
  Interest Income         63             117          4,266         3,561
                     --------        --------       --------      --------
Total Other Income
  (expense)             (703)           (397)         2,789          (270)
                     --------        --------       --------     ---------
Net Loss            (166,701)       (115,672)      (662,666)     (426,260)

Dividend
requirements on
 preferred stock      51,625          35,900        103,149       107,700
                    --------         -------       --------      ---------
Loss applicable
 to common stock   ($218,326)      ($151,572)      (765,815)     (533,960)
                   =========         ========      ========      ========
Net Loss per
 common share          $0.06           $0.04          $0.21         $0.15

Weighted average
 number of common
 shares outstanding  3,637,920     3,637,920      3,637,920     3,637,920


The accompanying notes are an integral part of these statements.

                PROCYON CORPORATION & SUBSIDIARY
              CONSOLIDATED STATEMENTS OF CASH FLOWS
            Nine Months Ended March 31, 1998 and 1997




                                            Nine Months         Nine Months
                                            Ended               Ended
                                            March 31,           March 31,
                                            1998                1997

Net Loss                                       (662,666)          (426,260)
Adjustments to reconcile net loss to
     net cash used in operating activities:

Depreciation                                      7,048              7,048
Loss on sale of fixed assets                      4,663
Changes in operating assets and liabilities
     Accounts Receivable, trade                  20,660            (67,102)
     Inventories                                 24,499                874
     Prepaid Expenses                                 0               (268)
     Accounts payable and accrued
      expenses                                  159,340             42,287
                                               --------           ---------
Cash used in operating activities              (446,456)          (443,421)

Cash Flows From Investing Activities
     Advances to employees and stockholders      (6,000)           (19,269)
     Proceeds from sale of Property & Equipment   2,000
                                                -------           ---------
Cash used in investing activities                (4,000)           (19,269)

Cash Flows From Financing Activities
     Proceeds from related party notes payable   28,413                  0
     Proceeds from subscriptions receivable      10,000             81,000
     Cumulative Convertible Preferred Stock      79,200             96,700
                                                -------            -------
Cash provided by financing activities           117,613            177,700
                                               --------           --------
Net decrease in cash and cash equivalents      (332,843)          (284,990)

Cash and Cash Equivalents, beginning of period  335,121            290,007
                                               --------           --------
Cash and Cash Equivalents, end of period          2,278              5,017
                                               ========           ========

The accompanying notes are an integral part of these statements.

Organization   Procyon  Corporation  (the  "Company"),   a
and Business   Colorado corporation, was incorporated on
               March  19,  1987. Through May 9,  1996,  the
               Company  had  been considered a development  stage
               company  as it continued to identify and  evaluate
               merger  or acquisition candidates for purposes  of
               engaging in its business activity. As a result  of
               the   acquisition  of  Amerx  Health  Care   Corp.
               ("Amerx") discussed in Note 2, the Company is no longer considered to be in the development stage.

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

Basis of       The  consolidated financial  statements
               include the accounts of Procyon Corporation and
Presentation   its  wholly  owned  subsidiary,  Amerx,
and            acquired during 1996 as discussed in Note 1. All
Principles of  material   inter-company   accounts    and
               transactions are eliminated.
Consolidation
               Effective May 9, 1996, the Company effected a five
               for  one  reverse  split of its  then  issued  and
               outstanding  common stock in anticipation  of  its
               acquisition  of  Amerx. All share  and  per  share
               information   in   the   accompanying    financial
               statements has been retroactively restated to reflect the reverse stock split.

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

Concentrations Financial  instruments  which  potentially
of             subject the Company to concentrations of credit
Credit Risk    risk   consist  primarily  of  cash,   cash
               Equivalents  and accounts receivable. The  Company
               places  its cash and cash equivalents in  what  it
               considers    to    be    highly-rated    financial
               institutions and while at times such amounts may exceed federally insured limits, the Company has not experienced any losses from such amounts.
               Concentrations of credit risk with respect to accounts receivable are limited due to a broad customer base and generally short payment terms.

Cash           For the purpose of the statement of cash
Equivalents    flows,  the Company considers cash-on-hand, demand
               deposits in banks and highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Inventories    Inventories  are  valued  at  the  lower  of
Machinery and  weighted average cost or market. Machinery and
Equipment      equipment are stated at cost. Depreciation is
               computed on straight-line basis over the estimated useful lives of the assets of five years.

Revenue        Revenue  is recognized upon the shipment  of
Recognition    finished merchandise to customers.



Income Taxes   The Company accounts for income taxes under
               Statement of Financial Accounting Standards No.
               109 ("SFAS No. 109"). Temporary differences are differences between the tax basis of assets and liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future years.

Net Loss       Net  loss per share is based on the weighted
               average number of shares outstanding during
Per Share      each  period  presented.  Outstanding  stock
               rights are included as common stock equivalents, when dilutive.

Recent         The Financial Accounting Standards Board
               ("FASB") recently issued Statement of Financial
Accounting     Accounting  Standards No. 128 "Earnings  Per
               Share" ("SFAS 128") and Statement of
Pronouncements Financial  Accounting  Standards  No.   129
               "Disclosure  of  Information  About  and  Entity's
               Capital  Structure ("SFAS 129"). SFAS 128 provides
               a  different  method of calculating  earnings  per
               share  than  is currently used in accordance  with
               Accounting Board Opinion ("APB") No. 15  "Earnings
               Per  Share." SFAS 128 provides the calculation  of
               "Basic"  and  "Diluted" earnings per share.  Basic
               earnings  per  share includes no dilution  and  is
               computed  by dividing income available  to  common
               stockholders  by  the weighted average  number  of
               common  shares outstanding for the period. Diluted
               earning  per share reflects the potential dilution
               of  securities that could share in the earnings of
               an  entity, similar to fully diluted earnings  per
               share.   SFAS   129  establishes   standards   for
               disclosing information about an entity's capital structure. SFAS 128 and SFAS 129 are effective for financial statements issued for periods ending after December 15, 1997. Their implementation is not expected to have a material effect on the consolidated financial statements.

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

2.  Inventories   Inventories consisted of the following:

                               March 31,             June 30,
                               1998                  1997

Finished Goods               $   35,306              $ 20,422
Raw Materials                    12,552                51,935
                               --------              --------
                             $   47,858              $ 72,357
                               ========              ========

3.  Related    During  fiscal  1995,  the  majority
    Parties    stockholder of the Company advanced $348,363 to the
               Transactions Company   which  was  used   to   fund
               operations  and an investment in a certificate  of
               deposit.   Effective July 1, 1995, the stockholder
               contributed  $117,500 of the advance plus  accrued
               interest   of  $15,500  into  capital  which   was
               accounted for as part of the Exchange discussed in
               Note 1. The remainder of the advances were repaid during fiscal 1996.

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
                                                     -------
                                                     $42,700
                                                     =======

5. Stockholder's  During January 1995, the Company's Board  of
   Equity      Directors authorized the  issuance  of  up   to
               4,000,000 shares of Series A Cumulative Convertible Preferred Stock ("Series A Preferred Stock"). As of June 30, 1997 and 1996, the Company had preferred stock sales resulting in subscriptions receivable of $41,000 and $96,700. Such receivables were collected in July of the subsequent fiscal year. The preferred stockholders are entitled to receive, as and if declared by the board of directors, quarterly dividends at an annual rate of $.10 per share of Series A Preferred Stock per annum. Dividends will accrue without interest and will be cumulative from the date of issuance of the Series A Preferred
                Stock and will be payable quarterly in arrears in
               cash or publicly traded common stock when and if declared by the board of directors. As of December 31, 1997, no dividends have been declared. Dividends in arrears on the outstanding preferred shares total $247,158 as of December 31, 1997. The preferred stockholders have the right to convert each share of Series A Preferred Stock into one share of the Company's common stock at any time without additional consideration. However, each share of Series A preferred Stock is subject to mandatory conversion into one share of common stock of the Company, effective as of the close of a public offering of the Company's common stock provided, however, that the offering must provide a minimum of $1 million in gross proceeds to the Company and the initial offering price of such common stock must be at least $1 per share. In addition to the rights described above, the holders of the Series A Preferred Stock will have equal voting rights as the common stockholders based upon the number of shares of common stock into which the Series A Preferred Stock is convertible. The Company is obligated to reserve an adequate number of shares of its common stock to satisfy the conversion of all the outstanding Series A Preferred Stock.

Item   2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

General
               The following discussion and analysis should
               be   read   in  conjunction  with  the   Condensed
               Financial Statements and Notes thereto appearing elsewhere in this report.

               The following discussion contains certain forward-looking statements, within the meaning of the "safe-harbor" provisions of the Private Securities Reform Act of 1995, the attainment of which involves various risks and uncertainties. Forward-looking statements may be identified by the use of forward-looking terminology such as "may", "will", "expect", "believe", "estimate", "anticipate", "continue", or similar terms, variations of these terms or the negative of those terms. The Company's actual results may differ materially from those described in these forward-looking statements due to among other factors, competition in the Company's product markets, dependence on suppliers, the Company's manufacturing experience, and production delays or inefficiencies.

               The Company has conducted a comprehensive review of its computer systems to identify systems that could be affected by the "Year 2000" issue and has developed an implementation plan to resolve the issue. The Year 2000 problem is the result of computer programs being written using two digits rather than four to define the applicable year.
               Any of the Company's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a major system failure or miscalculations if not appropriately addressed. The Company presently believes that, with modifications to existing software and by converting to new software, the Year 2000 problem will not pose significant operational problems for the Company's computer systems as so modified and converted.

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

Liquidity and Capital Resources

          As of March 31, 1998, the Company's principal sources of liquidity included cash and cash equivalents of approximately $2,278 and net accounts receivable of $34,895. The Company had net working capital of $37,173 and no long term debt at March 31, 1998.

          During the nine months ended March 31, 1998, cash and cash equivalents decreased from $ 335,121 as of June 30, 1997 to $2,278. Operating activities used cash of $446,456 during the period, consisting primarily of a net loss of $ 662,666. Advances against commissions to shareholders and employees of $ 6,000 were made and reflected as cash used in investing activities.

          At March 31, 1998 the Company had no commitments for capital expenditures.

          The  Company  has  deferred  tax  assets  with  a  100%
          valuation allowance at March 31, 1998. Management is not able to determine if it is more likely than not that the deferred tax assets will be realized.

          The company has incurred losses since its inception and is dependent upon equity financing to fund working capital needs. The Company has made significant progress this past quarter with respect to future sales of its products to large national chain drug stores and mass merchandisers. However, sales have declined from the previous quarter as a result of the company lacking the necessary capital to advertise its products to the retail consumer. Operating losses also were less than the previous quarter ($165,998 vs. $182,310) primarily due to lower spending on sales and marketing. The Company also reduced its headcount during the quarter which will be reflected in the lower operating cost next quarter. Management is attempting to raise capital through private equity placement so that it can increase spending on sales and marketing and take advantage of the sales opportunities that have been created.

Results of Operations

Comparison of Three Months Ended March 31, 1998 and 1997.

           Net sales during the quarter ended March 31, 1998 were $ 66,526 as compared to $ 91,578 in the quarter ended March 31, 1997, a decrease of $ 25,052, or 27%. The decrease in sales for the quarter ended March 31, 1998 compared to the quarter ended March 31, 1997 was primarily attributable to severing relations with a distributor who was acting as our distributor to the retail market. The Company has replaced this distribution capability with large national drug wholesale distributors to support retail sales growth and as sales begin to grow, distribution is in place to support the growth.

          The   Company  continues  to  seek  Medicare   Part   B
          reimbursement to enable it to initiate a more aggressive selling effort to the institutional customers such as nursing homes, hospitals, home health care, etc. The company will have completed a 80 patient wound care study assessing the efficacy of its lead product AmerigelTM Wound Dressing during the next quarter. Management believes the results will benefit sales and also help to secure a Medicare Part B reimbursement code.

          Gross profit during the quarter ended March 31, 1998, was $ 45,248 as compared to $65,347 during the quarter ended March 31, 1997, a decrease of $ 20,099, or 30%. As a percentage of net sales, gross profit was 68% in the quarter ended March 31, 1998, as compared to 71% in the corresponding quarter in 1997. The $ 20,099 decrease in gross profit reflects the significant decrease in net sales experienced during this quarter.

          Operating expenses during the quarter ended March 31, 1998 were $ 211,246, consisting of $137,011 in salaries and benefits and $ 74,235 in selling, general and administrative expenses. This compares to operating expenses during the quarter ended March 31, 1997 of $180,622 consisting of $104,804 in salaries and benefits, and $75,818 in selling, general and administrative expenses. The Company expects expenses to rise somewhat as sales increase over the remainder of the fiscal year.

          The Company incurred an operating loss of $ 165,998 in the quarter ended March 31, 1998 as compared to an operating loss of $ 115,275 in the corresponding quarter in 1997. The increase in operating loss was primarily due to lower sales and the increase in advertising, and the hire of new sales reps. Net loss (before dividend requirements for Preferred Shares) was $ 166,701 during the quarter ended March 31, 1998 as compared to $ 115,672 during the quarter ended March 31, 1997.

          During this next quarter, Management will continue striving to secure an equity private placement, close sales to two large retail chain stores and initiate an advertising campaign consisting of direct mail, select radio advertising, select journal advertising and in store point of sale material to support new sales. Management has secured agreements with three different independent sales representatives who have long standing business relationships with major chains to help sell The Company's products to the chains.

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


                                   PROCYON CORPORATION
                                   (Registrant)


May 14, 1998                        /s/ John C. Anderson
Date                                John C. Anderson, President


May 14, 1998