Form 10KSB
period 1998-06-30
PROCYON CORP
filed 1998-10-14
CIK 812306

FORM 10-KSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
(Mark One)
[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934     For the fiscal year ended June 30, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED] for the transition period from _______________ to __________________

                         Commission file number 0-17449

                               PROCYON CORPORATION
                               -------------------
                 (Name of small business issuer in its charter)

               Colorado                                      36-0732690
               --------                                      ----------
     (State or other jurisdiction of                      (I.R.S. Employer
      incorporation or organization)                    Identification Number)


              1150 Cleveland Street, Suite 410
                    Clearwater, Florida                         34615
           --------------------------------------             ---------
          (Address of principal executive offices)           (Zip Code)


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

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ]

State Issuer's revenues for its most recent fiscal year: $371,198

The aggregate market value of the 1,176,455 shares of Common Stock held by non-affiliates was $735,284 on September 30, 1998 based on the average bid and asked price of $.625 on such date. As of September 30, 1998, 4,526,455 shares of the issuer's Common Stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

The information required by Part III of this annual report is incorporated by reference to the registrant's definitive proxy statement if filed with the Commission on or before October 28, 1998. If such proxy statement is not filed by such date, the information required by Part III of this annual report will be filed with the Commission as an amendment to this Form 10-KSB under cover of Form 10-KSB/A, not later than October 28, 1998.

Transitional Small Business Disclosure Format: Yes       No   X
                                                   -----    -----

                                      INDEX


Title                                                                     Page


ITEM   1.    DESCRIPTION OF BUSINESS................................       3

ITEM   2.    DESCRIPTION OF PROPERTY................................       6

ITEM   3.    LEGAL PROCEEDINGS......................................       6

ITEM   4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS....       6

ITEM   5.    MARKET FOR COMMON EQUITY AND  RELATED STOCKHOLDER
             MATTERS................................................       7

ITEM   6.    MANAGEMENT'S DISCUSSION AND ANALYSIS
             OR PLAN OF OPERATION...................................       8

ITEM   7.    FINANCIAL STATEMENTS...................................      12

ITEM   8.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
             ACCOUNTING AND FINANCIAL DISCLOSURE....................      13

ITEM   9.    DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
             PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE
             ACT ...................................................      14

ITEM 10.     EXECUTIVE COMPENSATION.................................      14

ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
             MANAGEMENT.............................................      14

ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.........      14

ITEM 13.     EXHIBITS AND REPORTS ON FORM 8-K.......................      14

                                     Part I

ITEM     1.   BUSINESS

History and Organization

     Procyon Corporation (the "Company"), a Colorado corporation, was incorporated on March 19, 1987 and was deemed a development stage company until May 1996 when it acquired Amerx Health Care Corp. ("Amerx"), a corporation based in Clearwater, Florida ("Amerx") which was wholly-owned by John C. Anderson. The Company acquired Amerx pursuant to an Agreement and Plan of Exchange (the "Agreement") in which all of the issued and outstanding shares of Common Stock of Amerx were acquired by the Company for 3,000,000 (post-split) shares of the Company's Common Stock (the "Exchange"). As a condition to the Exchange, the Company was required to effect a five for one reverse split of its issued and outstanding shares of Common Stock. The reverse stock split was approved by the Company's shareholders on April 15, 1996 and became effective as of May 8, 1996. The Exchange was completed as of May 9, 1996.

     As a result of completing the Exchange, the Company's business operations are conducted through its wholly-owned subsidiary, Amerx, which was formed as a Florida corporation in 1993 to develop and market proprietary medical products used in the treatment of pressure ulcers, dermatitis, inflammation, and various other skin problems. Such problems are most common among diabetics and the elderly, particularly residents of long term healthcare facilities. If not treated promptly and effectively, such skin problems can result, in worst case scenarios, in amputations, particularly of lower extremities. The Company's products are generally sold through distributors to health care institutions, such as nursing homes and home health care agencies, and to retailers, including national and regional chain stores and pharmacies.

Products

     Amerx's products currently consist of Amerigel(TM) Ointment Wound Dressing, Amerigel(TM) Preventive Care Lotion and Amerigel(TM) Preventive Barrier Lotion. The Amerigel(TM) Ointment Wound Dressing is formulated to be used to manage pressure ulcers stages I-IV, stasis ulcers, diabetic skin ulcers, skin irritations, cuts and abrasions. The Amerigel(TM) Preventive Care Lotion has emollients which restore moisture to fragile skin; protect the skin against tears and chafing; and assist in prevention of chronic pressure ulcers. The Amerigel(TM) Barrier Lotion provides barrier protection to reduce the harmful effects of urine and feces in incontinent patients. The Company also intends to introduce a new product consisting of two-inch and four-inch square gauze sponges saturated with the Amerigel(TM) Ointment Wound Dressing. The sponges have been developed for packing deep wounds, and are expected to improve healing and keep the wound moist and clean. The Company had planned to introduce these sponges during the fiscal year ended June 30, 1998 ("fiscal 1998"), but postponed the introduction until the fiscal year ending June 30, 1999 ("fiscal 1999").

     Management believes that each Amerx product is based on proprietary formulations which the Company attempts to protect as trade secret information. Each product is registered with the Food and Drug Administration and has been granted a National Drug Code. In September 1998, the Company was granted a Medicare Part B HCPCS Reimbursement Code ("Reimbursement Code") for its Amerigel(TM) Ointment Wound Dressing. Products which carry a Reimbursement Code qualify for Medicare payments. The Reimbursement Code granted to the Company's product does not designate a specific reimbursement fee but allows for reimbursement under the general wound care category. Medicare reimburses providers up to 80% of a regionally defined amount for certain wound care products which have been granted a Reimbursement Code. Management believes that the grant of the Reimbursement Code, even though it does not specify the amount to be reimbursed, will enhance institutional sales to such entities as nursing homes and home health care agencies. The Company is considering a petition to HCFA for an exception to the standard wound care listing and a request for a new code specific to the Company's product. The Amerigel(TM) Preventive Care Lotion and the Amerigel(TM) Barrier Lotion are not eligible for Medicare Part B reimbursement as they are formulated for preventive maintenance care and as skin protectants.

Market for Skin Treatment Products

     Amerx products are generally sold to an institutional market and a retail market. The institutional market is comprised of hospitals, nursing homes, home health care agencies and other health care institutions which provide wound care to a large number of patients. Based on a study of the clinical and economic impact of diabetic neuropathy published by the Health Science Institute, management believes that approximately one out of five nursing home patients suffers from chronic pressure ulcers, and that an estimated 5,000 amputations per month are performed due to chronic skin wounds. Management believes that Amerigel(TM) products represent an inexpensive, yet effective, treatment and prevention program for chronic pressure ulcers and other skin problems which are treated in health care institutions. The retail market for Amerx's products is comprised of mass merchandise stores and pharmacies that sell wound care products to individuals for their own personal use outside of health care facilities. The Company plans to actively develop visibility for its products with the American Diabetes Association in fiscal 1999.

Sales and Marketing

     The Company's sales strategy is to contract with national and regional distributors capable of selling to the retail market and the institutional market. The Company added Cardinal Health as a distributor during fiscal 1998, but it was not able to significantly broaden its distributor base, particularly to distributors in the institutional market. Sales to the institutional market depend more heavily on the availability of a Reimbursement Code than do sales to the retail market. Management expects to gain additional distributors in fiscal 1999, particularly institutional distributors, as a result of obtaining a Reimbursement Code for its Amerigel(TM) Ointment Wound Dressing in September 1998.

     The Company's principal distributors to the institutional market in fiscal 1998 included Gulf South, Cardinal Health, General Medical and Southland Medical Supply. Distributors sell the Company's products in the institutional market to nursing homes, hospitals, and home health care organizations.

     The Company's principal retail distributors during fiscal 1998 were McKesson Drug, Amerisource and Bergen Brunswig. To date, products have been distributed for sale primarily in the southeastern United States. In particular, the Company's products are presently carried in certain Wal- Mart stores and independent pharmacies, primarily in Florida.

     During fiscal 1998, retail and institutional sales represented approximately 79% and 21%, respectively, of total net sales as compared to 54% and 44%, respectively, during fiscal 1997. The increase in retail sales was principally a result of sales to one distributor for resale to a large retail chain. Management expects that retail sales will continue to account for a significant percentage of total net sales, although it expects the recent grant of a Reimbursement Code for its Amerigel(TM) Ointment Wound Dressing will improve institutional sales.

     Distributors purchase products from the Company on standard credit terms. Product returns by distributors are generally permitted only on dated products based upon a two year expiration date. The Company supports its distributors through product literature, selected and limited advertising and limited participation at industry trade shows. All existing distributors sell Amerx products on a non-exclusive basis. The Company has one direct sales employee who engages in direct selling activities and supports the efforts of distributors in his territory. The Company also engages a limited number of independent representatives.

Significant Customers

     During fiscal 1998, McKesson Drug, Amerisource, Gulf South and Bergen Brunswig accounted for 60.5%, 9.88%, 5.37% and 4.96%, respectively, of Amerx's net sales. McKesson Drug, Gulf South and DMC (a distributor from approximately December 1996 through April 1997) accounted for 14%, 13% and 40%, respectively, of Amerx's net sales during fiscal 1997. The Company expects that certain of its principal distributors, such as McKesson, may continue to account for a significant portion of net sales. Because the loss of any significant distributor could have an adverse affect on the Company's future operating results and financial condition, the Company is attempting to reduce its dependence on a limited number of distributors by establishing relationships with additional distributors who are capable of introducing and selling Amerx products in new geographic markets and to additional retail chains.

Manufacturing

     All manufacturing and packaging activities are performed pursuant to current good manufacturing practices ("cGMP") as defined under the United States Federal Food, Drug and Cosmetic Act, as amended, and the regulations promulgated under such Act. All manufacturing activities are required to comply with the product specifications, supplies and test methods developed by Amerx specifically for its products, as well as the cGMP which apply to all activities conducted by the manufacturer in the facility.

     In November 1997, Amerx negotiated an exclusive manufacturing contract with Bausch & Lomb Pharmaceuticals, Inc., a nationally-recognized pharmaceuticals manufacturer that operates an FDA approved production facility in Tampa, Florida. The five-year contract commenced in January 1998. The Company had anticipated that its new manufacturing arrangements would provide greater assurance of product availability, enhance quality control, and eventually reduce production costs and agreed to certain annual and quarterly minimum order requirements in anticipation of increased sales to one distributor that supplies a national retail chain. The Company has not met all of the quarterly minimum purchase requirements during the 1998 calendar year and does not anticipate meeting the annual minimum purchase requirements specified in the contract. The manufacturer has the right to impose a 10% or 20% price adjustment if the annualized volume is less than certain specified minimum annual order amounts. The Company intends to negotiate with the manufacturer regarding the minimums required and the price adjustment, but there is no assurance that the manufacturer will agree to concessions as to the minimum annual order amounts or the implementation of price adjustments.

     One ingredient contained in all of the Company's products is purchased and shipped to the manufacturing facility by Amerx, but all other raw materials are provided by the manufacturer. Amerx does not have a written contract with this supplier and believes that an alternative supplier could be secured if necessary.

Research and Development

     In September 1997, the Company entered into a one year contract with a research laboratory to provide services ranging from improvement of existing products to development of new products. The Company paid the research laboratory a monthly fee of $4,800 during the term of the agreement. The contract provided that the Company would issue an amount of shares of Common Stock equal to $3,000 for any new product developed and marketed commercially as a result of the research conducted by the laboratory. Management did not renew the contract upon its expiration, but believes that the research and development effort was successful in suggesting both improvements to existing products and innovations which may lead to new product introductions in fiscal 1999.

Proprietary Rights

     The Company has filed a trademark application for the Amerigel(TM) mark with the United States Patent and Trademark Office. The mark will be published in October 1998 and if no opposition is filed by any person who believes he will be damaged by the registration of the mark, a certificate of registration may be issued. The Company relies on a combination of trademark and trade secret protection to establish and protect its proprietary rights.

Employees

     As of September 30, 1998, the Company had six full-time employees, consisting of one sales representative, three management employees (two of whom also devote a portion of their time to sales related activities) and two administrative employees.

ITEM 2.  PROPERTIES

     The Company currently maintains its offices at 1150 Cleveland Street, Suite 410, Clearwater, Florida 33755. The Company's offices consist of approximately 2,400 square feet of space which is leased from an unrelated party. The annually renewable office lease requires monthly payments of approximately $2,100. Management believes the facility is adequate for the Company's current needs.

ITEM 3.  LEGAL PROCEEDINGS

     No material legal proceedings to which the Company is party or to which property of the Company is subject is pending and no such material proceeding is known by management of the Company to be contemplated.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matter was submitted to a vote of security holders during the quarter ended June 30, 1998.

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

         Fiscal 1997                                     High            Low
         -----------                                     ----            ---

         Second Quarter............................    $   2.25        $  2.25
         Third Quarter.............................    $   2.50        $   .75
         Fourth Quarter............................    $   3.50        $  1.875

         Fiscal 1998                                     High            Low
         -----------                                     ----            ---

         First Quarter.............................    $   3.75        $  2.00
         Second Quarter............................    $   2.125       $   .875
         Third Quarter.............................    $   1.125       $   .5625
         Fourth Quarter............................    $   1.125       $   .5625

     As of September 30, 1998 there were approximately 130 record holders of the Company's Common Shares. The closing bid price of the Common Shares on September 30, 1998 was $.625.

     Holders of Common Stock are entitled to receive such dividends as may be declared by the Company's Board of Directors. No dividends on the Common Stock have been paid by the Company, nor does the Company anticipate that dividends will be paid in the foreseeable future.

     As reflected in the price quotations above, there have been significant price fluctuations in the Company's Common Stock. Factors that may have caused or can cause market prices to fluctuate include any purchase or sale of a significant number of shares during a relatively short time period, quarterly fluctuations in results of operations, issuance of additional securities, entrance of such securities into the public float, market conditions specific to the Company's industry and market conditions in general. In addition, in recent years the stock market in general has experienced significant price and volume fluctuations. These fluctuations, which may be unrelated to the operating performance of specific companies, have had a substantial effect on the market price for many small capitalization companies such as the Company. Factors such as those cited above, as well as other factors that may be unrelated to the operating performance of the Company, may adversely affect the price of the Common Stock.

Recent Sales of Unregistered Securities

     The Company sold 100,100, 678,000 and 594,000 shares of its Series A Preferred Stock during fiscal 1998, 1997 and 1996, respectively, at a purchase price of $1 per share. The Company relied on Section 4(2) of the Securities Act of 1933, as amended (the "1933 Act") for the exemption from the registration requirements of the1933 Act. Consequently, these securities were were not registered under the 1933 Act . All of the foregoing sales were made to officers and directors, or to individuals or entities which had access to information enabling them to evaluate the merits and risks of the investment by virtue of their relationship to officers and directors of the Company or their economic bargaining power. Each investor was furnished with information concerning the operations of the Company and each had the opportunity to verify the information supplied. Additionally, the Company obtained a signed representation from each of the foregoing persons or entities of his or its intent to acquire the shares for the purpose of investment only, and not with a view toward the subsequent distribution thereof.

     Holders of the Preferred Stock are entitled to receive, as and if declared by the Board of Directors, quarterly dividends at an annual rate of $.10 per share. Dividends accrue without interest, are cumulative from the date of issuance and are payable in arrears in cash or common stock, when and if declared by the Board of Directors. No dividends had been declared or paid at June 30, 1998 and dividends in arrears at such date total $257,875.

     Holders of the Preferred Stock have the right to convert their shares of Preferred Stock into an equal number of shares of Common Stock of the Company. Such shares will mandatorily convert into one share of Common Stock at the close of a public offering of Common Stock by the Company provided the Company receives gross proceeds of at least $1,000,000, and the initial offering price of the Common Stock sold in such offering is equal to or in excess of $1 per share. During fiscal 1998, holders of 832,200 shares of Preferred Stock converted their shares to Common Stock.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

General

     The continuing operations and revenues of the Company consist primarily of the operations of, and revenues generated by, Amerx, the Company's wholly owned subsidiary. Amerx's wound care and skin care products, marketed under the trademark Amerigel(TM), are formulated to enhance the quality of skin and wound care and to lower the treatment cost of those who suffer from wound and skin care problems.

     The Company markets Amerigel(TM) products to institutional customers such as nursing homes, hospitals and home health agencies and to retail customers. Institutional sales are made either directly to the end user or through medical supply distributors. Many institutional customers will not purchase directly from the manufacturer; they will purchase products only through a national distributor who warehouses the products and supplies the products directly to the customer. Accordingly, the Company's products must be in the distributor's warehouse in order for the Company to compete with other manufacturers. As of June 30, 1998, Amerx products were available through McKesson Drug, Bergen

Brunswig, Cardinal Health, Amerisource, Gulf South and a number of smaller local and regional distributors. Amerx reaches the retail consumer through some of the same distributors or, in some cases, through direct sales to the retail store chain.

Results of Operations

     Comparison of Fiscal 1998 to 1997. Net sales during fiscal 1998 were $371,000 as compared to $216,000 in fiscal 1997, an increase of $155,637 or 72%. The increase was primarily due to a fourth quarter sales to McKesson distribution centers to support a sales expansion in a major chain store. During fiscal 1997, Amerx implemented certain changes to its distribution and marketing strategy. Prior to fiscal 1997, Amerx relied primarily on small distributors which were granted the exclusive right to sell products in specified territories. Such distributors focused largely on the institutional market. For various reasons, including the lack of a Reimbursement Code, the exclusive distributors were not able to achieve the sales levels desired by Amerx. During fiscal 1997, Amerx terminated its relationship with substantially all of such distributors and shifted its focus to national and regional distributors which are capable of selling to the retail market as well as the institutional market. As a result of these changes and in anticipation of the grant of a Reimbursement Code for its Amerigel(TM) Ointment Wound Dressing in early fiscal 1998, management projected a significant increase in sales in fiscal 1998 in both the retail market and the institutional market.

     The Company did not attain the revenues for fiscal 1998 that it had sought to attain for several reasons. First, the Company did not foresee the extensive lead time required to obtain appointments with buyers in the large retail chains and accordingly, planned expansion into the large retail chains was slower than forecasted. Second, buyers for large retail chains generally identify new products and authorize new products to be placed on the shelves of their respective stores only one time each year and the Company was not successful in obtaining shelf space commitments for its products. Third, the Company lacked the necessary funds to sustain local advertising campaigns to increase sales more rapidly. Management believes that the experience it gained in fiscal 1997 and fiscal 1998 has set the stage for a more successful effort in retail sales in fiscal 1999.

     The Company's institutional sales were relatively flat in fiscal 1998 due in large part to the extensive time required to obtain a Medicare Part B Reimbursement Code. Medicare reimburses providers up to 80% of a regionally defined amount for certain wound care products which have been granted a Reimbursement Code. Medical supply distributors not only supply wound care products to a care-giving facility, such as a nursing home, but also submit reimbursement requests for the allowable amount on that given product. The Company has been at a severe competitive disadvantage in marketing its
Amerigel(TM) Ointment Wound Dressing because it had not been granted a Reimbursement Code. Generally, medical supply distributors will not sell and distribute wound care products for treating hard to heal wounds unless they have been granted a Reimbursement Code. Amerigel(TM) Ointment Wound Dressing currently represents approximately 64% of sales by the Company, while Amerigel(TM) Preventive Care Lotion and Amerigel(TM) Preventive Barrier Lotion represent 21% and 15%, respectively.

     During fiscal 1998, management employed five new direct sales people to call on physicians, pharmacists, nurses and institutional facilities. Four of these sales people were located in Florida and one was located in Georgia. These sales people were largely ineffective in selling product to their targeted market, primarily due to the lack of a Reimbursement Code and lack of broad based retail distribution. This direct sales strategy also increased the Company's expenses, further impacting the Company's cash flow. As one component of the Company's effort to implement cost reductions, the direct sales people in Florida were terminated and sales expense were reduced. The results of these reductions will be reflected in fiscal 1999.

     Gross profit during fiscal 1998 was $190,000 as compared to $119,000 during fiscal 1997, an increase of $71,000 or 60%. As a percentage of sales, gross profit was 51% in fiscal 1998 vs. 55% in fiscal 1997. The decrease in margin reflects increased costs in production from the new manufacturer, increased costs in raw materials and some write-offs of expired inventory.

     Operating expenses during fiscal 1998 were $1,043,000 consisting of $535,000 in salaries and benefits, $460,000 in selling, general and administrative expenses and $48,000 in research and development expenses. This represents an increase in expenses of $223,000 over expenses in fiscal 1997. However, as a percentage of net sales, operating expenses during fiscal 1998 decreased to 281% as compared to 380% during fiscal 1997. The majority of the increase in expenses was due to increased marketing personnel and an increase in selling and marketing expenses as discussed above. The Company did not expend any funds for research and development in fiscal 1997 as compared to research and development costs of $48,000 in fiscal 1998. Management believes that the research and development effort was successful in suggesting both improvements to existing products and innovations which may lead to new product introductions in fiscal 1999.

     The Company incurred a loss from operations of $855,000 compared to $696,000 in fiscal 1997. The increase in operating loss was due primarily to increased operating expenses and lower margins. Net loss (after dividend requirements for Preferred Shares) was $841,000 during fiscal 1997 as compared to $899,000 during fiscal 1998.

     As of June 30, 1998, the Company had a deferred tax asset of approximately $942,000 consisting primarily of net operating losses. The Company recorded a valuation allowance equal to 100 percent of the deferred tax asset as the Company was unable to determine that it more likely than not that the deferred tax asset will be realized. The valuation allowance increased approximately $382,000 from fiscal 1997 to 1998.

Liquidity and Capital Resources

     As of June 30, 1998, the Company's principal sources of liquidity included cash and cash equivalents of approximately $53,000, inventories of $24,000 and net accounts receivable of $20,000. The Company had also prepaid $94,000 under its manufacturing agreement for finished products which were not received until fiscal 1999. The Company had negative working capital of $266,000 and no long term debt at June 30, 1998.

     During fiscal 1998, cash and cash equivalents decreased $282,000, from $335,000 to $53,000, whereas in fiscal 1997 cash and cash equivalents had increased by $45,000. Operating activities used cash of $625,000 during fiscal 1998 and $647,000 during fiscal 1997, consisting primarily of net losses of $855,000 and $697,000 respectively. Cash used in investing activities during fiscal 1998 and 1997 was $5,000 and $24,000, respectively. Cash provided by financing activities during fiscal 1998 and 1997 was $348,000 and $716,000, respectively, consisting of $100,000 and $716,000, respectively, in proceeds from the sale of Preferred Stock.

     At June 30, 1998 the Company had no commitments for capital expenditures.

     During fiscal 1998, holders of 832,000 shares of Preferred Stock converted their shares to Common Stock.

     The Company had deferred tax assets with a 100% valuation allowance at June 30, 1998. Management is not able to determine if it is more likely than not that the deferred tax assets will be realized.

     The Company's financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred losses since its inception and has been dependent upon equity financing and shareholder loans to fund working capital needs. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty. Management's plans for increasing revenues and reducing losses include continuing activities to recruit new distributors in order to aggressively sell products into the retail and institutional markets and developing complementary new products. Management also believes that the grant of a Reimbursement Code for Amerigel(TM) Wound Dressing will significantly enhance sales to the institutional market. There can be no assurance that the Company will be able to increase its revenues or achieve a profitable level of operations.

Year 2000 Compliance

     The Company is cognizant of the issues associated with the programming code in existing computer systems as the year 2000 approaches. The "Year 2000" issues are the result of computer programs being written to use two digits, rather than four, to define the applicable year. Any of the Company's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. Systems that do not properly recognize date sensitive information could generate erroneous data or fail.

     The Company has conducted a comprehensive review of its computer systems to identify systems that could be affected by the "Year 2000" issue and has developed an implementation plan to resolve issues discovered in its review. The Company has also confirmed with its primary vendors that such vendors are or will be Year 2000 compliant in sufficient time to allow for testing and system implementation before December 31, 1999.

     The Company presently believes that, with modifications to its existing software and by converting to certain new software, the Year 2000 problem will not pose significant operational problems for the Company's computer systems. The Company expect that such modifications and conversions can be implemented for approximately $5,000 and that the Company will be fully Year 2000 compliant by June 1999. The Company does not anticipate that any other material expenditures will be necessary to achieve Year 2000 compliance.

Safe Harbor"  Statement under the Private  Securities  Litigation  Reform Act of
1995

     This Report on Form 10-KSB, including Management's Discussion and Analysis or Plan of Operation, contains forward-looking statements. When used in this report, the words "may," "will," "expect," "anticipate," "continue," "estimate," "project," "intend," "believe" and similar expressions, variations of these words or the negative of those word are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934 regarding events, conditions and financial trends including, without limitation, business conditions in the skin and wound care market and the general economy, competitive factors, changes in product mix, production delays, manufacturing capabilities, and other risks or uncertainties detailed in other of the Company's Securities and Exchange Commission filings. Such statements are based on management's current expectations and are subject to risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, the Company's actual plan of operations, business strategy, operating results and financial position could differ materially from those expressed in, or implied by, such forward-looking statements.

Recent Accounting Pronouncements

     Please refer to the Summary of Accounting Policies - Recent Accounting Pronouncements in Note A in the accompanying financial statements.

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Consolidated Financial Statements as of June 30, 1998 and for the year ended June 30, 1998 were audited by Giunta, Ferlita & Walsh, P.A., the Company's independent auditors, as indicated in their report included appearing at page F-1. Consolidated Financial Statements as of June 30, 1997 and for the year ended June 30, 1997 were audited by BDO Seidman, LLP, the Company's independent auditors during such year, as indicated in their report included herein appearing at page F-2.

                          INDEX TO FINANCIAL STATEMENTS
                             -----------------------
                                                                          Page

Report of Independent Certified Public Accountant......................   F-1

Report of Independent Certified Public Accountant......................   F-2

Balance Sheet - June 30, 1998..........................................   F-3

Statements of Operations - For the years ended
June 30, 1998 and 1997.................................................   F-4

Statements of Stockholders' Equity - For the years ended
June 30, 1998 and 1997.................................................   F-5

Statements of Cash Flows - For the years ended June 30, 1998 and 1997..   F-6

Notes to Financial Statements..........................................   F-7

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Board of Directors
Procyon Corporation
Clearwater, Florida


We have audited the accompanying consolidated balance sheet of Procyon Corporation and subsidiary as of June 30, 1998 and the related statements of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Procyon Corporation and subsidiary as of June 30, 1998 and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note B, the Company has incurred significant operating losses and is dependent of stockholder loans and equity financing to fund working capital needs. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans are described in Note B. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




GIUNTA, FERLITA & WALSH, P.A.
Certified Public Accountants

September 24, 1998

               Report of Independent Certified Public Accountants



To the Directors and Stockholders
Procyon Corporation
Clearwater, Florida

We have audited the consolidated balance sheet (not included herein) of Procyon Corporation and Subsidiary (the "Company") as of June 30, 1997, and the accompanying related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Procyon Corporation and subsidiary at June 30, 1997, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

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


                                                     BDO SEIDMAN, LLP


Denver, Colorado
September 11, 1997

PROCYON CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEET
June 30, 1998

ASSETS

CURRENT ASSETS
  Cash                                                              $    53,080
  Accounts receivable, less allowance
    of $34,252 for doubtful accounts                                     19,828
  Deposit on inventory                                                   93,913
  Inventories                                                            24,180
                                                                    -----------

            TOTAL CURRENT ASSETS                                        191,001

PROPERTY AND EQUIPMENT, less accumulated
    depreciation of $15,959                                              15,786

OTHER ASSETS                                                              2,056
                                                                    -----------

                                                                    $   208,843
                                                                    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                                  $   133,759
  Accrued salaries                                                      109,446
  Note payable to stockholder                                           213,316
                                                                    -----------

            TOTAL CURRENT LIABILITIES                                   456,521

STOCKHOLDERS' EQUITY
  Preferred stock, 496,000,000 shares authorized;
    none issued
  Series A cumulative convertible preferred stock
    no par value; 4,000,000 shares authorized;
    1,341,000 shares issued and outstanding                           1,296,850
  Common stock, no par value, 80,000,000 shares
    authorized; 4,470,120 shares issued and outstanding               1,556,396
  Accumulated deficit                                                (3,100,924)
                                                                    -----------

                                                                       (247,678)
                                                                    -----------

                                                                    $   208,843
                                                                    ===========












The accompanying notes are an integral part of these financial statements.

PROCYON CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENT OF OPERATIONS
Years Ended June 30,

                                                      1998             1997
                                                   -----------      -----------

NET SALES                                          $   371,198      $   215,561

COST OF SALES                                          181,250           96,951
                                                   -----------      -----------

GROSS PROFIT                                           189,948          118,610

OPERATING EXPENSES
  Salaries and benefits                                535,213          457,084
  Selling, general and administrative                  460,049          362,804
  Research and development                              48,122                0
                                                   -----------      -----------
                                                     1,043,384          819,888
                                                   -----------      -----------

LOSS FROM OPERATIONS                                  (853,436)        (701,278)

OTHER INCOME (EXPENSE)
  Interest income                                        4,770            8,401
  Interest expense                                      (2,570)          (4,434)
  Loss on sale of property and equipment                (4,223)               0
                                                   -----------      -----------
                                                        (2,023)           3,967
                                                   -----------      -----------

NET LOSS                                              (855,459)        (697,311)

Dividend requirements on preferred stock                43,120          144,009
                                                   -----------      -----------

Loss applicable to common stock                    $  (898,579)     $  (841,320)
                                                   ===========      ===========

Net loss per common share                          $     (0.22)     $     (0.23)
                                                   ===========      ===========

Weighted average number of common
  shares outstanding                                 4,167,761        3,637,920
                                                   ===========      ===========













The accompanying notes are an integral part of these financial statements.

PROCYON CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Years Ended June 30, 1998 and 1997

                                                    Preferred Stock                Common Stock
                                                 ------------------------      -----------------------   Accumulated
                                                  Shares        Amount           Shares      Amount        Deficit         Total
                                                 ---------    -----------      ---------   -----------   -----------    -----------

Balance, July 1, 1996                            1,355,000    $ 1,328,700      3,637,920   $   724,196   $(1,548,154)   $   504,742

  Stock issued in connection with
    private placements, net of
    stock issuance costs                           678,000        660,150              0             0             0        660,150

  Stock issued for services                          9,000          9,000              0             0             0          9,000

  Net loss                                               0              0              0             0      (697,311)      (697,311)
                                               -----------    -----------    -----------   -----------   -----------    -----------

Balance, June 30, 1997                           2,042,000      1,997,850      3,637,920       724,196    (2,245,465)       476,581

  Stock issued in connection with
    private placements, net of
    stock issuance costs                           100,100        100,100              0             0             0        100,100

  Stock issued for services                         31,100         31,100              0             0             0         31,100

  Conversion of preferred stock
    to common stock                               (832,200)      (832,200)       832,200       832,200             0              0

  Net loss                                               0              0              0             0      (855,459)      (855,459)
                                               -----------    -----------    -----------   -----------   -----------    -----------

Balance, June 30, 1998                           1,341,000    $ 1,296,850      4,470,120   $ 1,556,396   $(3,100,924    $  (247,678)
                                               ===========    ===========    ===========   ===========   ===========    ===========










The accompanying notes are an integral part of these financial statements.

                                                                 F-5


PROCYON CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended June 30,
                                                                                          1998               1997
                                                                                       ---------          ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                                             $(855,459)         $(697,311)
  Adjustments to reconcile net loss to
    net cash used by operating activities:

    Depreciation                                                                           6,011              9,620
    Stock issued for services                                                             31,100              9,000
    Loss (gain) on sale of property and equipment                                          4,223             (1,500)
    Decrease (increase) in:
      Accounts receivable                                                                 35,727            (37,665)
      Inventory                                                                           48,177             36,290
      Prepaid expenses                                                                   (48,535)            (4,378)
      Other assets                                                                          (789)                 0
    Increase (decrease) in:
      Accounts payable, trade                                                             83,747              1,819
      Accrued salaries                                                                    70,974             37,337
                                                                                       ---------          ---------
                                                             NET CASH USED BY
                                                         OPERATING ACTIVITIES           (624,824)          (646,788)

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment                                                      (7,133)            (5,948)
  Proceeds from disposal of property and equipment                                         2,000                  0
  Advances to employees and stockholder                                                        0            (18,000)
                                                                                       ---------          ---------
                                                             NET CASH USED BY
                                                         INVESTING ACTIVITIES             (5,133)           (23,948)

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of preferred stock                                              100,100            715,850
  Proceeds from loan from stockholder                                                    266,316                  0
  Repayments on loan from stockholder                                                    (53,000)                 0
  Repayment of advances to employees and stockholder                                      34,500                  0
                                                                                       ---------          ---------
                                                         NET CASH PROVIDED BY
                                                         FINANCING ACTIVITIES            347,916            715,850
                                                                                       ---------          ---------

                                              NET INCREASE (DECREASE) IN CASH           (282,041)            45,114

CASH AT BEGINNING OF PERIOD                                                              335,121            290,007
                                                                                       ---------          ---------

                                                        CASH AT END OF PERIOD          $  53,080          $ 335,121
                                                                                       =========          =========












The accompanying notes are an integral part of these financial statements.

                                                       F-6

PROCYON CORPORATION AND SUBSIDIARY
NOTES TO FINANCIAL STATEMENTS

NOTE A - SUMMARY OF ACCOUNTING

Business Activity
-----------------

Procyon Corporation and its wholly owned subsidiary, Amerx Health Care Corp. ("Amerx") manufacturer and market wound care and skin care products primarily in the United States and is actively seeking foreign market distribution.

Principles of Consolidation
---------------------------

The  consolidated   financial   statements   include  the  accounts  of  Procyon
Corporation and its wholly owned subsidiary, Amerx. All material intercompany accounts and transactions are eliminated.

Use of Estimates
----------------

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

Concentrations of Credit Risk
-----------------------------

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

Cash Equivalents
----------------

For the purpose of the Statements of Cash Flows, the Company considers cash-on-hand, demand deposits in banks and highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Inventories
-----------

Inventories are valued at the lower of weighted average cost or market.

Property and Equipment
----------------------

Property and equipment are stated at cost. Depreciation is computed on a straight-line basis over the estimated useful lives of the assets of five years.

Revenue Recognition
-------------------

Revenue is recognized upon the shipment of finished merchandise to customers.


Advertising and Promotion
-------------------------

All costs associated with advertising and promoting products are expensed in the year incurred. Advertising and promotion expense was $100,146 in 1998 and $34,011 in 1997.

PROCYON CORPORATION AND SUBSIDIARY
NOTES TO FINANCIAL STATEMENTS


Research and Development
------------------------

Research and development costs consist of expenditures incurred aimed at discovery of new knowledge which will be useful in developing new products or enhancing existing products. The Company expenses all research and development costs as they are incurred. Research and development cost was $48,122 in 1998.

Income Taxes
------------

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109 ("SFAS No. 109"). Temporary differences are differences between the tax basis of assets and liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future years.

Net Loss Per Share
------------------

Net loss per share is based on the weighted average number of shares outstanding during each period presented. Outstanding stock rights are included as common stock equivalents, when dilutive.

Fair Value of Financial Instruments
-----------------------------------

The carrying value of cash, accounts receivable, deposits, inventory, accounts payable, and accrued expenses approximate fair value. Note payable to related party is discussed in Note E.

Considerable judgement is necessarily required in interpreting market data to develop the estimates of fair value, and, accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

Recent Accounting Pronouncements
--------------------------------

In June 1997, "FASB" issued Statement of Financial Accounting Standard No 130 'Reporting Comprehensive Income (SFAS.-130)and Statement of Financial Accounting Standard No. 131 'Disclosure about Segments of an Enterprise and Related Information ('SFAS 131'). SFAS 130 establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that displays with the same prominence as other financial statements. SFAS 131 supersedes Statement of Financial Accounting Standard No. 14 'Financial Reporting for Segments of a Business Enterprise.' SFAS 131 establishes standards of the way that public companies report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. SFAS 131 defines operating segments as components of a company about which separate financial information is available that is evaluated, regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

PROCYON CORPORATION AND SUBSIDIARY
NOTES TO FINANCIAL STATEMENTS

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


NOTE B - GOING CONCERN

As reflected in the accompanying financial statements, the Company has a deficit in stockholders' equity of $247,678 at June 30, 1998 and has incurred net losses of $855,459 and $697,311 for the years ended June 30, 1998 and 1997. In addition, net cash used in operations was $624,824 and $646,788 for the years ended June 30, 1998 and 1997. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Such operating cash deficiency, has been funded through proceeds from private preferred stock offerings and loans from the major stockholder, the continuance of which is uncertain.

Management plans to meet its operating cash requirements by increasing sales volume. When the Company has significant losses over the past few years - it has met its obligations and has established good working relationships with its vendors. The ultimate results of these efforts cannot be determined at the present tune. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.


NOTE C - INVENTORIES

Inventories consisted of the following:

                                                       June 30,
                                                         1998
                                                    --------------
          Finished Goods                             $       7,097
          Raw Materials                                     17,083
                                                    --------------
                                                     $      24,180
                                                    ==============


NOTE D - RELATED PARTY TRANSACTIONS

At June 30, 1998, the majority stockholder of the Company was owed $213,316 on a non-interest bearing note due June 30, 1999, collateralized by all the assets of the Company. Advances on this note during fiscal year ended June 30, 1998 totaled $266,316 which was used to fund operations.


NOTE E - COMMITMENTS AND CONTINGENCIES

Operating Leases
----------------

The Company leases office space and certain equipment under operating leases expiring at various dates through 2001. Rent expense under these agreements was approximately $36,000 and $34,900 for the years ended June 30, 1998 and 1997. Future minimum rentals under the operating leases for the years ending June 30, are as follows:


           1999                              $     22,920
           2000                                     4,041
           2001                                     4,041
                                             ------------
                                             $     31,002
                                             ============

PROCYON CORPORATION AND SUBSIDIARY
NOTES TO FINANCIAL STATEMENTS

Research Contract
-----------------

In September 1997, the Company entered into a contract with a research laboratory to provide services ranging from revision of existing products to development of new products. The contract is for one year with monthly payments of $4,800. The contract also provides for stock incentives for each new product developed and taken to market.


NOTE F - STOCKHOLDER'S EQUITY

During January 1995, the Company's Board of Directors authorized the issuance of up to 4,000,000 shares of Series A Cumulative Convertible Preferred Stock Series A ("Preferred Stock"). The preferred stockholders are entitled to receive, as and if declared by the board of directors, quarterly dividends at an annual rate of $.10 per share of Series A Preferred Stock per annum. Dividends will accrue without interest and will be cumulative from the date of issuance of the Series A Preferred Stock and will be payable quarterly in arrears in cash or publicly traded common stock when and if declared by the board of directors. As of June 30, 1998, no dividends have been declared. Dividends in arrears on the outstanding preferred shares total $257,875 as of June 30, 1998. The preferred stockholders have the right to convert each share of Series A Preferred Stock into one share of the Company's common stock at any time without additional consideration. However, each share of Series A Preferred Stock is subject to mandatory conversion into one share of common stock of the Company, effective as of the close of a public offering of the Company's common stock provided, however, that the offering must provide a minimum of $1 million in gross proceeds to the Company and the initial offering price of such common stock must be at least $1 per share. In addition to the rights described above, the holders of the Series A Preferred Stock will have equal voting rights as the common stockholders based upon the number of shares of common stock into which the Series A Preferred Stock is convertible. The Company is obligated to reserve an adequate number of shares of its common stock to satisfy the conversion of all of the outstanding Series A Preferred Stock.


NOTE G - INCOME TAXES AND AVAILABLE CARRYFORWARDS

The Company's deferred tax asset at June 30, 1998 consists primarily of net operating loss carryforwards which, after the tax effect, amount to approximately $942,000. The Company has recorded a valuation allowance equal to 100 percent of the deferred tax asset as the Company was unable to determine that it is more likely than not that the deferred tax asset will be realized. The valuation allowance increased approximately $382,000 from June 30, 1997 to 1998. At June 30, 1998, for income tax purposes, the Company had net operating loss carryforwards of approximately $2,380,000 which expire through 2013.


NOTE H - MAJOR CUSTOMERS AND SUPPLIER

During the year ended June 30, 1998, two individual customers accounted for 61%, and 10% of the Company's net sales. During the year ended June 30, 1997, three individual customers accounted for 42%, 15% and 14% of the Company's net sales.

The Company's manufacturing and packaging activities are performed at a production facility owned and operated by a nonaffiliated pharmaceutical manufacturer. The Company does not have written contracts with the suppliers of raw materials.

PROCYON CORPORATION AND SUBSIDIARY
NOTES TO FINANCIAL STATEMENTS


NOTE I - SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid for interest for the years ended June 30, 1998 and 1997 was $2,570 and $4,434.

Non-cash investing and financing activities consisted of the following:


Years Ended June 30,                                1998                1997
--------------------                            -------------      -------------

Preferred stock issued for
 subscription receivable                        $         -        $    41,000
Preferred stock issued for services             $      31,100      $       -
Conversion of Series A Preferred Stock
 to Common Stock                                $     832,200      $       -
Reduction of trade accounts payable as
 consideration for sale of equipment            $      10,281      $       -

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     The Company has not reported any disagreement with its auditors on any matter of accounting principles or practices or financial statement disclosure. BDO Seidman, LLP reported on the financial statements of the Company for the fiscal year ended June 30, 1997. The report of BDO Seidman, LLP on the financial statements for such year contained no adverse opinion, disclaimer of opinion and was not modified as to uncertainty, audit scope or accounting principles, however, the report for such year contained an explanatory paragraph related to the Company's ability to continue as a going concern. On August 21, 1998, the Company engaged Giunta, Ferlita & Walsh, P.A. as the principal accountants to audit the Company's financial statements for the fiscal year ended June 30, 1998.

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

     2. The Financial Data Schedule is filed herewith. The remaining documents set forth below have been included as exhibits to previous filings with the
Securities  and  Exchange   Commission  and  are  incorporated  herein  by  this
reference:

                                                                       Reg. S-B
Exhibit No.             Document                                       Item No.
-----------             --------                                       --------


     *   3.1      Articles of Incorporation                                3

     +   3.1.1    Articles of Amendment to Articles of Incorporation       3

     *   3.2      Bylaws                                                   3

     +   4.1      Designation of Series A Preferred Stock                  4

     +   10.4     Loan and Security Agreement, dated as of
                  January 1, 1995, by and between the Company and
                  Amerx Health Care Corp., including
                  Promissory Notes issued thereunder.                     10

     o   10.4     Agreement and Plan of Exchange, dated
                  January 31, 1996, by and
                  between the Company and Amerx.                          10

     x   10.5     Agreement, dated November 21, 1998, by and
                  between Amerx and Bausch
                  & Lomb Pharmaceuticals, Inc.                            10

     x   27.1     Financial Data Schedule                                 27

------------------

* Incorporated by reference to the Company's Registration Statement on Form S-1, S.E.C. File No. 33-13273.

** Incorporated by reference to the Company's Form 10-KSB for the fiscal year ended June 30, 1989.

+ Incorporated by reference to the Company's Form 10-KSB for the fiscal year ended June 30, 1995.

o Incorporated by reference to the Company's Form 8-K filed on or about February 2, 1996.

x    Filed herewith.

------------------

(b)  Reports on Form 8-K
     -------------------

     The Company did not file any reports on Form 8-K during the quarter ended June 30, 1998.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               PROCYON CORPORATION


                           By:   /s/ John C. Anderson
                               -------------------------------------------------
                               John C. Anderson, President and acting Principal Executive, Financial and Accounting Officer

Date:    October 12, 1998

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

      Signature                   Title                              Date
      ---------                   -----                              ----

                              President and Acting
                              Principal Executive, Financial
  /s/ John C. Anderson        and Accounting Officer            October 12, 1998
--------------------------
John C. Anderson


  /s/ Chester L. Wallack      Director                          October 12, 1998
--------------------------
Chester L. Wallack


  /s/ Fred W. Suggs, Jr.      Director                          October 12, 1998
--------------------------
Fred W. Suggs, Jr.


   /s/ Alan B. Crane          Director                          October 12, 1998
--------------------------
Alan B. Crane

                                  EXHIBIT INDEX




     Exhibit No.             Document                                  Item No.
     -----------             --------                                 --------


     *   3.1      Articles of Incorporation                               3

     +   3.1.1    Articles of Amendment to Articles of Incorporation      3

     *   3.2      Bylaws                                                  3

     +   4.1      Designation of Series A Preferred Stock                 4

     +   10.4     Loan and Security Agreement, dated as of
                  January 1, 1995, by and between
                  the Company and Amerx Health Care Corp.,
                  including Promissory Notes issued thereunder.          10

     o   10.4     Agreement and Plan of Exchange, dated
                  January 31, 1996, by and between the
                  Company and Amerx.                                     10

     x   10.5     Agreement, dated November 21, 1998, by and
                  between Amerx and Bausch
                  & Lomb Pharmaceuticals, Inc.                           10

     x   27.1     Financial Data Schedule                                27

* Incorporated by reference to the Company's Registration Statement on Form S-1, S.E.C. File No.33-13273.

** Incorporated by reference to the Company's Form 10-KSB for the fiscal year ended June 30, 1989.

+ Incorporated by reference to the Company's orm 10-KSB for the fiscal year ended June 30, 1995.

o Incorporated by reference to the Company's Form 8-K filed on or about February 2, 1996.

x    Filed herewith.