Form 10KSB/A
period 1998-06-30
PROCYON CORP
filed 1998-10-28
CIK 812306

FORM 10-KSB\A1

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

                         Commission file number 0-17449

                               PROCYON CORPORATION
                 (Name of small business issuer in its charter)

           Colorado                                             36-0732690
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                            Identification Number)

   1150 Cleveland Street, Suite 410
        Clearwater, Florida                                       34615
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

                      DOCUMENTS INCORPORATED BY REFERENCE:

                                      None

Transitional Small Business Disclosure Format: Yes    No X

                                      INDEX


Title                                                                       Page


ITEM  9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
             PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE
             ACT ...........................................................   3

ITEM 10.     EXECUTIVE COMPENSATION.........................................   4

ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
             MANAGEMENT.....................................................   5

ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.................   6

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

     The directors and executive officers of the Company are listed below. Directors hold office until the next annual meeting of shareholders and until a successor is elected and qualified, or until their prior resignation. Executive officers are elected by the Board of Directors to serve until their resignation or their earlier removal by the Board.

     The following material contains information concerning the directors and executive officers, including their recent employment, positions with the Company, other directorships and age.

                                       Capacities in                   Director
       Name            Age              Which Served                    Since
       ----            ---              ------------                    -----

John C. Anderson        55     President, Chief Executive and            1994
                                Financial Officer, and Director
Chester L. Wallack      57     Director                                  1995
Fred W. Suggs, Jr.      52     Director                                  1995
Alan B. Crane           48     Director                                  1995

-------------

     John C. Anderson. Mr. Anderson has served as a director of the Company and also as its President and Chief Executive and Financial Officer since November, 1994, when he purchased a controlling interest in the Company. From 1989 to 1994, he served as President of Rush-In Mart, Inc., an import-export firm doing business primarily in the former Soviet Union. From 1978 to 1989, he served as President of Stuffit Company, Inc., a print and mail direct marketing firm with over 300 employees and eleven locations. From 1970 to 1978, he served as President of Radius International, a firm engaged in retail and exporting activities. Mr. Anderson received a B.S. degree in Business Administration from Kansas State University.

     Chester L. Wallack. Mr. Wallack serves as Chief Executive Officer of Felton West, Inc., a real estate development and construction company in Dover, Delaware. Mr. Wallack is a retired United States Air Force officer having served as a pilot and in various management capacities. He graduated from the University of Kansas with a B.S. degree in Industrial Management and from Southern Illinois University with an M.B.A. degree in Finance.

     Fred W. Suggs, Jr. Mr. Suggs has been a practicing attorney since 1975. He is a partner in the Greenville, South Carolina office of Ogletree, Deakins, Nash, Smoak & Stewart, specializing in labor and employment law. He has been certified as a specialist in labor and unemployment law by the South Carolina Supreme Court and is a frequent lecturer on labor and employment law issues. Mr. Suggs graduated from Kansas State University with a B.S. degree and he received his J.D. degree from the University of Alabama.

     Alan B. Crane. Mr. Crane is a partner in Crane Farms, a farming partnership in Larned, Kansas. In 1994, Mr. Crane was appointed by the governor of Kansas to the Kansas Water Authority to oversee project expenditures. He received a B.S. degree from Kansas State University.

Key Employee

     Ronald L. Maddix. Mr. Maddix has served as the President and Chief Executive Officer of the Company's wholly-owned subsidiary, Amerx Health Care Corporation, since July 1996. From February 1995 to June 1996, Mr. Maddix served as President of SunStates Medical Products, Inc., a distributor of medical capital equipment. From July 1993 to February 1995, he served as President of Granitec Corporation, a manufacturer of building materials. From July 1992 to July 1993, he served as President of Environmed International, Inc., a medical products company. From March 1987 to July 1992, Mr. Maddix served as Vice President of Marketing for a microsurgical laser manufacturer. Mr. Maddix attended Parsons College majoring in Business Administration.

ITEM 10. EXECUTIVE COMPENSATION.

     Summary Compensation Table. The following table sets forth the annual and long-term compensation for services in all capacities to the Company for the three fiscal years ended June 30, 1998, 1997 and 1996 of the Company's Chief Executive Officer (the "Named Officer"). No other officer of the Company received total annual salary and bonus in excess of $100,000 during the year ended June 30, 1998.

                                                            Long Term Compensation
                                                            ----------------------
                                                                    Awards
                                        Annual Compensation         ------
                               Fiscal   -------------------  Securities Underlying     All Other
Name and Principal Position     Year    Salary($)  Bonus($)     Options/SARs(#)     Compensation($)
---------------------------     ----    ---------  --------     ---------------     ---------------

John C. Anderson,               1998    $144,000    $  -0-            --                $ -0-
 President, Chief Executive     1997     144,000       -0-            --                  -0-
 and Financial Officer and      1996     144,000       -0-            --                  -0-
 Director

     Option Grants Table. No grants of stock options were made during the fiscal year ended June 30, 1998.

     Fiscal Year-End Options/Option Values Table. The Named Officer does not have any options to purchase the Company's securities.

Compensation of Directors

     No employee of the Company receives any additional compensation for his services as a director. No non-employee director receives any compensation for his service; however, the Board of Directors has authorized payment of reasonable travel or other out-of-pocket expenses incurred by non-management directors in attending meetings of the Board of Directors. The Board of Directors may consider alternative director compensation arrangements from time to time.

Option Plan

     In 1987, the Company adopted an Incentive Stock Option Plan pursuant to which 1,000,000 Common Shares were available for issuance. This plan was designed to comply with Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), which provides that no incentive option may be granted more than ten years after effectiveness of the plan. No options were ever granted under this plan.

Board and Committee Attendance

     In fiscal year 1998, the Board of Directors held one formal meeting and all directors attended that board meeting. There are no committees of the Board of Directors.

Section 16(a) Beneficial Ownership Reporting Compliance

     Under the securities laws of the United States, the Company's directors, its executive officers, and any persons holding more than ten percent of the Company's Common Stock are required to report their initial ownership of the Company's Common Stock and any subsequent changes in that ownership to the Securities and Exchange Commission and the Company. Specific due dates for these reports have been established and the Company is required to disclose any failure to file, or late filing, of such reports. Based solely on the Company's review of Forms 3, 4 and 5 and amendments thereto furnished to the Company and written representations with respect to filing of such Forms, the Company is not aware of any failure to file, or late filing, of any such reports during the 1998 fiscal year.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth certain information regarding beneficial ownership of Common Stock as of October 27, 1998 by (i) each person known by the Company to own beneficially more than 5% of the outstanding Common Stock, (ii) each director or nominee, and (iii) all executive officers and directors as a group. Each person has sole voting and sole investment or dispositive power with respect to the shares shown except as noted. The address of each person listed is 1150 Cleveland Street, #410, Clearwater, Florida 54615.

                                               Shareholdings on October 27, 1998
                                               ---------------------------------
                                                   Number of       Percent of
     Name and Address                              Shares(1)          Class
     ----------------                              ---------          -----

John C. Anderson..............................     3,386,000           74.8%
Chester L. Wallack............................        60,000            1.3
Fred W. Suggs.................................       100,000            2.2
Alan B. Crane.................................        86,000            1.9
All directors and officers
  as a group (four persons)...................     3,632,000           80.2%

----------

(1) Consists of 36,000, 60,000, 100,000 and 86,000 shares of Series A Preferred Stock owned by Messrs. Anderson, Wallack, Suggs and Crane respectively, which Preferred Stock is convertible into an equal number of shares of Common Stock of the Company. Such conversion occurs (i) at the option of the holder, or (ii) automatically, effective as of the close of a public offering of Common Stock if such public offering satisfies certain size and price per share requirements.

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

     During fiscal 1995, Mr. Anderson advanced $348,363 to the Company which was used to fund operations and an investment in a certificate of deposit. The certificate of deposit was pledged to guaranty a letter of credit which was obtained by the Company in order to finance certain proposed inventory purchases. The anticipated inventory purchases were not made, and the letter of credit was not used. Effective July 1, 1995, Mr. Anderson converted $117,500 of the advance plus accrued interest of $15,500 into paid in capital, which was accounted for as part of the Exchange. The remainder of the advances were repaid during fiscal 1996 following liquidation of the certificate of deposit. Mr. Anderson has continued to advance funds to the Company. During fiscal 1998, Mr. Anderson advanced $266,316 to the Company to fund operations and at June 30, 1998, the Company owed him $213,316 on these advances which is represented by a non-interest bearing note due June 30, 1999, collateralized by all of the assets of the Company.

     At June 30, 1998, the Company had outstanding a total of 1,341,000 shares of its Preferred Stock. The Company's directors, consisting of Messrs. Anderson, Wallack, Suggs and Crane, have purchased a total of 297,000 shares of Preferred Stock at a price of $1 per share. Such purchases were made on terms and conditions which were identical to the purchases made by all other private investors.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          PROCYON CORPORATION


                                          By: /s/ John C. Anderson
                                             -----------------------------------
                                             John C. Anderson, President and
                                             acting Principal Executive,
                                             Financial and Accounting Officer

Date: October 27, 1998

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

       Signature                       Title                         Date
       ---------                       -----                         ----


                              President and Acting
                              Principal Executive, Financial
/s/ John C. Anderson          and Accounting Officer            October 27, 1998
-------------------------
John C. Anderson


/s/ Chester L. Wallack        Director                          October 27, 1998
-------------------------
Chester L. Wallack


/s/ Fred W. Suggs, Jr.        Director                          October 27, 1998
-------------------------
Fred W. Suggs, Jr.


/s/ Alan B. Crane             Director                          October 27, 1998
-------------------------
Alan B. Crane