Form 10QSB
period 1998-09-30
PROCYON CORP
filed 1998-11-06
CIK 812306

SECURITIES & EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

[x] Quarterly Report Under Section 13 or 15 (d) of the Securities Exchange Act of 1934


                  For Quarterly Period Ended September 30, 1998


                         Commission File Number: 0-17449


                               PROCYON CORPORATION
        (Exact Name of Small Business Issuer as specified in its charter)

           COLORADO                                     36-0732690
    (State of Incorporation)                (IRS Employer Identification Number)


                        1150 Cleveland Street, Suite 410
                              Clearwater, Fl 34615
                         (Address of Principal Offices)

                                 (727) 447-2998
                           (Issuer's Telephone Number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                     YES      [ X ]    NO       [    ]


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:


 Common stock, no par value; 4,541,455 shares outstanding as of November 2, 1998

                          PART I. FINANCIAL INFORMATION



Item                                                                     Page

ITEM 1. FINANCIAL STATEMENTS.........................................      3

                           Index to Financial Statements

Financial Statements:

         Consolidated Balance Sheets.................................      3
         Statement of Operations.....................................      4
         Statement of Cash Flows ....................................      5
         Notes to Financial Statements ..............................      6

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS............      7

                            PART II.OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.............................................     9

ITEM 2. CHANGES IN SECURITIES ........................................     9

ITEM 3. DEFAULTS UPON SENIOR SECURITIES ..............................     9

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...........     9

ITEM 5. OTHER INFORMATION ............................................     9

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K .............................     9

PROCYON CORP & SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 1998 & JUNE 30, 1998

                                                                          September 30            June 30
                                                                          1998                    1998
                                                                          ------------            -----------
ASSETS

Current Assets

         Cash & Cash Equivalents                                          $    17,711             $    53,080
         Accounts Receivable, less allowances
         of $500 & $34,252 for doubtful accounts                                1,287                  19,828
         Inventories                                                          118,048                  24,180
         Deposit on Inventory                                                   5,618                  93,913
                                                                          -----------             -----------
                  TOTAL CURRENT ASSETS                                        142,663                 191,001

Machinery and Equipment less accumulated
         depreciation of $16,666 and $15,959                                   14,214                  15,786

Other Assets:
         Deposits                                                               1,986                   2,056
                                                                          -----------             -----------

                                                                          $   158,863             $   208,843
                                                                          ===========             ===========

LIABILITIES AND STOCK HOLDERS' EQUITY

Current Liabilities:
         Accounts Payable and                                             $    86,339             $   133,759
         Accrued Salaries                                                     114,985                 109,446
         Loan Payable                                                         238,316                 213,316
                                                                          -----------             -----------
                  TOTAL CURRENT LIABILITIES                                   439,640                 456,521

         Advanced Deposit on Stock                                            100,000

Stockholders' equity (Notes 2 & 6)

         Preferred stock, 496,000,000 shares
                  authorized; none issued
         Series A Cumulative Convertible Preferred stock,
                  no par value; 4,000,000 shares authorized;
                  1,284,655 shares issued and outstanding                   1,240,515               1,296,850
         Common stock, no par value, 80,000,000 shares
                  authorized; 4,526,455 shares issued and
                  outstanding                                               1,612,731               1,556,396
         Accumulated deficit                                               (3,234,023)             (3,100,924)
                                                                          -----------             -----------
Total Stock Holders' Equity                                                  (280,777)               (247,678)
                                                                          -----------             -----------

                                                                          $   158,863             $   208,843
                                                                          ===========             ===========






                                                    -3-

PROCYON CORPORATION & SUBSIDIARY
CONSOLIDATED STATEMENT OF OPERATIONS
For The Three Months Ended September 30, 1998 and 1997

                                                                Three Months             Three Months
                                                                Ended                    Ended
                                                                September 30             September 30
                                                                1998                     1997
                                                                -------------            ------------

Net Sales                                                       $    30,437              $    87,056

Cost of Sales                                                         9,607                   25,271
                                                                -----------              -----------

Gross Profit                                                         20,830                   61,785

Operating Expenses:
         Salaries and Benefits                                       97,795                  164,825
         Selling, General and Administrative                         52,312                  149,849
                                                                -----------              -----------
Total Operating Expenses                                            150,107                  314,674
                                                                -----------              -----------

Loss from Operations                                               (129,277)                (252,889)

Other Income (Expense):
         Interest Expense                                            (3,912)                  (4,466)
         Interest Income                                                 90                    3,789
                                                                -----------              -----------

Total Other Income (expense)                                         (3,822)                    (677)
                                                                -----------              -----------

Net Loss                                                           (133,099)                (253,566)

Dividend requirements on preferred stock                             26,567                   51,524
                                                                -----------              -----------

Loss applicable to common stock                                 $  (159,666)             $  (305,090)
                                                                ===========              ===========

Net Loss per common share                                       $     (0.04)             $     (0.08)
                                                                ===========              ===========

Weighted average number of common shares outstanding              4,474,242                3,637,920
                                                                ===========              ===========










                                                        -4-

PROCYON CORPORATION & SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
For The Three Months Ended September 30, 1998 and 1997

                                                                    Three Months              Three Months
                                                                    Ended                     Ended
                                                                    September 30,             September 30,
                                                                       1998                      1997
                                                                    ------------              -------------
CASH FLOWS FROM OPERATING ACTIVITIES

Net Loss                                                            $(133,099)               $(253,566)
Adjustments to reconcile net income to
         net cash used in operating activities:
                  Depreciation                                          1,572                    2,349
Changes in operating assets and liabilities
     Decrease (Increase) in:
         Accounts Receivable, trade                                    18,541                   (5,918)
         Inventories                                                  (93,868)                  12,211
         Deposit on Inventory                                          88,295                     --
         Prepaid Expenses                                                (500)                    --
     Increase (Decrease) in:
         Accounts payable and accrued expenses                        (47,420)                 (30,278)
         Accrued Salary                                                 5,539                     --
                                                                    ---------                ---------

Cash used in Operating Activities                                    (160,440)                (275,702)

CASH FLOWS FROM INVESTING ACTIVITIES

         Purchases of machinery and equipment                            --                       --
         Advances to employees and stockholders                          --                     (4,500)
         Payment for Deposit                                               70                     --
                                                                    ---------                ---------

Cash used in investing activities                                          70                   (4,500)

CASH FLOWS FROM FINANCING ACTIVITIES

         Proceeds from Stock                                          100,000                  102,100
         Proceeds from loan from Stockholder                           25,000                     --
                                                                    ---------                ---------

Cash provided by financing activities                                 125,000                  102,100
                                                                    ---------                ---------


Net Increase (decrease) in cash and cash equivalents                  (35,369)                (178,102)

Cash and Cash Equivalents, beginning of period                         53,080                  335,121
                                                                    ---------                ---------

Cash and Cash Equivalents, end of period                            $  17,711                $ 157,019
                                                                    =========                =========


                                                        -5-

NOTE A - SUMMARY OF ACCOUNTING

     The financial statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations. The Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the Company's audited financial statements dated June 30, 1998. While management believes the procedures followed in preparing these financial statements are reasonable, the accuracy of the amounts are, in some respects, dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year.

     Management of the Company is of the opinion that the accompanying unaudited condensed financial statements prepared in conformity with generally accepted accounting principles, which require the use of management estimates, contain all adjustments(including normal recurring adjustments) necessary to present fairly the operations and cash flows for the period presented and to make the financial statements not misleading.

NOTE B - INVENTORIES

     Inventories consisted of the following:

                                        September 30              June 30,
                                        1998                      1998
            Finished Goods              $ 92,623                  $   7,097
            Raw Materials               $ 25,424                  $  17,083
                                        --------                  ---------
                                        $118,047                  $  24,180
                                        ========                  =========

NOTE C -  RELATED PARTY TRANSACTIONS

     At September 30, 1998, the majority stockholder of the Company was owed $238,316 on a non-interest bearing note due June 30, 1999, collateralized by all the assets of the Company. Advances on this note during fiscal year ended June 30, 1998 totaled $266,316 which was used to fund operations.


NOTE D -  COMMITMENTS AND CONTINGENCIES

Operating Leases

     The Company leases office space and certain equipment under operating leases expiring at various dates through 2001. Rent expense under these agreements was approximately $36,000 and $34,900 for the years ended June 30, 1998 and 1997. Future minimum rentals under the operating leases are as follows:

                       Year Ending June 30,

                           1999                               $23,398
                           2000                                 4,425
                           2001                                 4,325
                                                            ---------
                                                              $32,148
NOTE E -  STOCKHOLDER'S EQUITY

     During January 1995, the Company's Board of Directors authorized the issuance of up to 4,000,000 shares of Series A Cumulative Convertible Preferred Stock ("Series A Preferred Stock"). The preferred stockholders are entitled to receive, as and if declared by the board of directors, quarterly dividends at an annual rate of $.10 per share of Series A Preferred Stock per annum. Dividends will accrue without interest and will be cumulative from the date of issuance of the Series A Preferred Stock and will be payable quarterly in arrears in cash or publicly traded common stock when and if declared by the board of directors. As of September 30,

     1998, no dividends have been declared. Dividends in arrears on the outstanding preferred shares total $284,442 as of September 30, 1998. The preferred stockholders have the right to convert each share of Series A Preferred Stock into one share of the Company's common stock at any time without additional consideration. However, each share of Series A Preferred Stock is subject to mandatory conversion into one share of common stock of the Company, effective as of the close of a public offering of the Company's common stock provided, however, that the offering must provide a minimum of $1 million in gross proceeds to the Company and the initial offering price of such common stock must be at least $1 per share. In addition to the rights described above, the holders of the Series A Preferred Stock will have equal voting rights as the common stockholders based upon the number of shares of common stock into which the Series A Preferred Stock is convertible. The Company is obligated to reserve an adequate number of shares of its common stock to satisfy the conversion of all the outstanding Series A Preferred Stock.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

     The following discussion and analysis should be read in conjunction with the unaudited Condensed Financial Statements and Notes thereto appearing elsewhere in this report.

     "Safe Harbor" Statement under the Private Securities Litigation reform Act of 1995

     This Report on Form 10-QSB, including Management's Discussion and analysis or Plan of Operation, contains forward-looking statements. When used in this report, the words "may", "will", "expect", "anticipate", "continue", "estimate", "project", "intend", "believe", and similar expressions, variations of these words or the negative of those word are intended to identify forward - looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 regarding events, conditions and financial trends including , without limitation, business conditions in the skin and wound care market and the general economy, competitive factors, changes in product mix, production delays, manufacturing capabilities, and otherwise or uncertainties detailed in other of the Company's Securities and Exchange Commission filings. Such statements are based on management's current expectations and are subject to risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, the Company's actual plan of operations, business strategy, operating results and financial position could differ materially from those expressed in, or implied by, such forward looking statements.

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

     The Company has conducted a comprehensive review of its computer systems to identify systems that could be affected by the "Year 2000" issue and has developed an implementation plan to resolve issues discovered in its review. The Company also has confirmed with its primary vendors that such vendors are or will be Year 2000 compliant in sufficient time to allow for testing and system implementation before December 31, 1999.

     The Company presently believes that, with modifications to its existing software and by converting to certain new software, the year 2000 problem will not pose significant operational problems for the Company's computer systems. The Company expects that such modifications and conversions ca be implemented for approximately $5,000 and that the Company will be fully Year 2000 compliant by June 1999. The Company does not anticipate that any other material expenditures will be necessary to achieve Year 2000 compliance.

Liquidity and Capital Resources

     As of September 30, 1998, the Company's principal sources of liquidity included cash and cash equivalents of approximately $17,711, inventories of $118,048 and net accounts receivable of $1,287. The Company also had prepaid $5,618 for finished products which were not received during the quarter. The Company had negative working capital of $296,997 and no long term debt at September 30, 1998.

     During the three months ended September 30, 1998, cash and cash equivalents decreased from $53,080 as of June 30, 1998 to $17,711. Operating activities used cash of $160,440 during the period, consisting primarily of a net loss of $133,099. Cash provided by financing activities was $125,000 as compared to $102,100 for the corresponding period in 1997. During the quarter, holders of 56,335 Preferred Stock converted their shares to Common Stock.

     At  September  30,  1998  the  Company  had  no  commitments   for  capital
     expenditures.

     The Company has deferred tax assets with a 100% valuation allowance at September 30, 1998. Management is not able to determine if it is more likely than not that the deferred tax assets will be realized.

     The Company has incurred losses since its inception and has been dependent upon equity financing, and shareholder loans to fund working capital needs. The Company has made significant progress this past quarter with respect to future sales of its products to large national chain drug stores and mass merchandisers. However, sales have declined from the previous quarter as a result of the Company lacking the necessary capital to advertise its products to the retail consumer. Management is attempting to raise capital through private equity placement so that it can increase spending on sales and marketing and take advantage of the sales opportunities that have been created.

Results of Operations

     Comparison of Three Months Ended September 30, 1998 and 1997.

     Net sales during the quarter ended September 30, 1998 were $ 30,437 as compared to $ 87,056 in the quarter ended September 30, 1997, a decrease of $ 56,619, or 65%. The decrease in sales for the quarter ended September 30, 1998 compared to the quarter ended September 30, 1997 was primarily attributable to lack of advertising in the retail markets.

     The Company received a Medicare Part B reimbursement code at the end of September, 1998, for the Amerigel Wound Dressing. This will enable the Company to initiate a more aggressive selling effort to institutional customers such as nursing homes and home health care organizations.

     Gross profit during the quarter ended September 30, 1998, was $ 20,830 as compared to $61,785 during the quarter ended September 30, 1997, a decrease of $ 40,955, or 66%. As a percentage of net sales, gross profit was 68% in the quarter ended September 30, 1998, as compared to 71% in the corresponding quarter in 1997. The $ 20,099 decrease in gross profit reflects the significant decrease in net sales experienced during this quarter.

     Operating expenses during the quarter ended September 30, 1998 were $ 150,107, consisting of $97,795 in salaries and benefits and $ 52,312 in selling, general and administrative expenses. This compares to operating expenses during the quarter ended September 30, 1997 of $314,674 consisting of $164,825 in salaries and benefits, and $149,849 in selling, general and administrative expenses. The Company expects expenses to rise somewhat as sales increase over the remainder of the fiscal year.

     The Company incurred an operating loss of $ 129,277 in the quarter ended September 30, 1998 as compared to an operating loss of $ 252,889 in the corresponding quarter in 1997. The decrease in operating loss was primarily due to a cutback in sales and marketing expense. Net loss (before dividend requirements for Preferred Shares) was $ 133,099 during the quarter ended September 30, 1998 as compared to $ 253,566 during the quarter ended September 30, 1997.

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


PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Not Applicable.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     (a) Not Applicable.

     (b) Not Applicable.

     (c) During the quarter ended September 30, 1998, the Company sold 100,000 shares of its Series A Preferred Cumulative Convertible Preferred Stock ("Series A Preferred Stock") at a purchase price of $1 per share. The Company relied on
Section 4(2) of the Securities Act of 1933, as amended (the "1933 Act") for the exemption from the registration requirements of the 1933 Act. Consequently, these securities were not registered under the 1933 Act. The foregoing sale was made to an individual who had access to information enabling him to evaluate the merits and risks of the investment by virtue of his economic bargaining power. The investor was furnished with information concerning the operations of the Company and had the opportunity to verify the information supplied.

Holders of the preferred Stock are entitled to receive, as and if declared by the Board of Directors, quarterly dividends at an annual rate of $0.10 per share. Dividends accrue without interest, are cumulative from the date of issuance and are payable in arrears in cash or common stock, when and if declared by the Board of Directors. No dividends had been declared or paid at September 30, 1998 and dividends in arrears at such date total $284,442.

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

     (d) Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable.

ITEM 5. OTHER INFORMATION

Not Applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)      None

         (b) A report on form 8-K was filed on August 31, 1998 to disclose a change in the Company's certifying accountants. Amendment to such Form 8-K were filed on September 21, 1998 and September 30, 1998.











                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.


                                                PROCYON CORPORATION



November 6, 1998                          By:   /s/ John C. Anderson
----------------                                --------------------
Date                                            John C. Anderson, President and
                                                Chief Financial Officer