Form 10QSB
period 1998-12-31
PROCYON CORP
filed 1999-02-16
CIK 812306

SECURITIES & EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

                    [x] Quarterly Report Under Section 13 or
                      15 (d) of the Securities Exchange Act
                                     of 1934

                  For Quarterly Period Ended December 31, 1998

       [ ] Transition Report Under Section 13 or 15(d) of the Exchange Act

                         Commission File Number: 0-17449


                               PROCYON CORPORATION
        (Exact Name of Small Business Issuer as specified in its charter)

        COLORADO                                         36-0732690
(State of Incorporation)                    (IRS Employer Identification Number)


                        1150 Cleveland Street, Suite 410
                              Clearwater, Fl 33755
                         (Address of Principal Offices)

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


Common stock, no par value; 4,541,455 shares outstanding as of January 26, 1999

Transitional Small Business Disclosure Format (check one)  Yes _____   No  x

                          PART I. FINANCIAL INFORMATION



Item                                                                        Page

ITEM 1. FINANCIAL STATEMENTS...............................................  3

                           Index to Financial Statements
                           -----------------------------

Financial Statements:

         Consolidated Balance Sheets.......................................  3
         Statement of Operations...........................................  4
         Statement of Cash Flows ..........................................  5
         Notes to Financial Statements ....................................  6

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS..................  7

                            PART II.OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS..................................................  9

ITEM 2. CHANGES IN SECURITIES .............................................  9

ITEM 3. DEFAULTS UPON SENIOR SECURITIES ...................................  9

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................  9

ITEM 5. OTHER INFORMATION ................................................. 10

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K .................................. 10

SIGNATURES................................................................. 10


PROCYON CORP & SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1998 & JUNE 30, 1998

ASSETS

                                                                        December 31,    June 30,
                                                                          1998            1998
                                                                          ----            ----
Current Assets                                                          (unadited)     (audited)
             Cash & Cash Equivalents                                   $    60,237    $    53,080
             Accounts Receivable, less allowances
             of $500                                                            76         19,828
             Inventories                                                   125,661         24,180
             Deposit on Inventory                                                0         93,913
             Prepaid Expenses                                                2,200              0
                                                                       -----------    -----------
             TOTAL CURRENT ASSETS                                          188,174        191,001


Machinery and Equipment less accumulated
             depreciation of $18,284 and $15,959                            15,180         15,786

Other Assets:
             Deposits                                                        2,018          2,056
                                                                       -----------    -----------

                                                                       $   205,372    $   208,843
                                                                       ===========    ===========

LIABILITIES AND STOCK HOLDERS' EQUITY

Current Liabilities:
             Accounts Payable and                                      $    83,405    $   133,759
             Accrued Salaries                                              109,446        109,446
             Loan Payable                                                  288,316        213,316
                                                                       -----------    -----------
                     Total Current Liabilities                             481,168        456,521

             Advanced Deposit on Stock                                     250,000

Stockholders' equity (Notes 2 & 6)
             Preferred stock, 496,000,000 shares
                     authorized; none issued
             Series A Cumulative Convertible Preferred stock,
                     no par value; 4,000,000 shares authorized;
                     2,065,000 shares issued and outstanding             1,242,133      1,296,850
             Common stock, no par value, 80,000,000 shares
                     authorized; 4,541,455 shares issued and
                     outstanding                                         1,612,831      1,556,396
             Accumulated deficit                                        (3,380,760)    (3,100,924)
                                                                       -----------    -----------
Total Stock Holders' Equity                                               (525,796)      (247,678)
                                                                       -----------    -----------

                                                                       $   205,372    $   208,843
                                                                       ===========    ===========

             Note: Taken from the audited balance sheet at that date

                                       3



PROCYON  CORPORATION & SUBSIDIARY
CONSOLIDATED  STATEMENT OF  OPERATIONS
Three Months Ended December 31, 1998 and 1997
Six Months Ended December 31, 1998 and 1997



                                                 Three Months      Three Months       Six Months        Six Months
                                                    Ended             Ended             Ended             Ended
                                                 December 31,      December 31,      December 31,      December 31,
                                                     1998              1997              1998              1997
                                                     ----              ----              ----              ----

Net Sales                                        $    43,952       $    74,885       $    74,369       $   161,941

Cost of Sales                                         11,429            34,758            21,034            60,005
                                                 -----------       -----------       -----------       -----------

Gross Profit                                          32,523            40,127            53,335           101,936

Operating Expenses:
             Salaries and Benefits                    96,757           119,614           194,552           284,439
             Selling, General and Administrative      76,783           102,823           130,584           252,672
                                                 -----------       -----------       -----------       -----------

Total Operating Expenses                             173,540           222,437           325,136           537,111
                                                 -----------       -----------       -----------       -----------

Loss from Operations                                (141,017)         (182,310)         (271,802)         (435,175)

Other Income (Expense):
             Interest Expense                         (4,310)             (367)           (8,223)           (4,833)
             Interest Income                              99               906               188             4,695
                                                 -----------       -----------       -----------       -----------

Total Other Income (expense)                          (4,212)              539            (8,035)             (138)
                                                 -----------       -----------       -----------       -----------

Net Loss                                            (145,229)         (181,771)         (279,836)         (435,313)
Dividend requirements on preferred stock              32,117            51,625            58,683           103,149
                                                 -----------       -----------       -----------       -----------

Loss applicable to common stock                  ($  177,346)      ($  233,396)      ($  338,519)      ($  538,462)
                                                 ===========       ===========       ===========       ===========

Net Loss per common share                        ($     0.04)      ($     0.06)      ($     0.08)      ($     0.15)

Fully Diluted Net Loss per comon share           ($     0.03)      ($     0.04)      ($     0.05)      ($     0.08)
                                                 ===========       ===========       ===========       ===========

Weighted average number of
             common shares outstanding             4,474,242         3,637,920         4,474,242         3,637,920
                                                 ===========       ===========       ===========       ===========

                                       4

PROCYON  CORPORATION  &  SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
Six Months Ended December 31, 1998 and 1997



(Increase / Decrease),  in Cash Equivalents


                                                      Six Months    Six Months
                                                         Ended         Ended
                                                      December 31,  December 31,
                                                         1998          1997
                                                         ----          ----
                                                      (unaudited)   (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES

Net Loss                                               ($279,836)   ($435,338)
Adjustments to reconcile net income to
             net cash used in operating activities:
                   Depreciation                            2,325        4,698
Changes in operating assets and liabilities
             Accounts Receivable, trade                   19,752       27,935
             Inventories                                (101,481)     (48,006)
             Prepaid Expenses                             (2,200)        (500)
             Deposits                                         38            0
             Deposit on Inventory                         93,913
             Accounts payable and accrued expenses       (50,354)      51,348
                                                       ---------    ---------

Cash used in Operating Activities                       (317,843)    (399,863)

CASH FLOWS FROM INVESTING ACTIVITIES

             Advances to employees and stockholders            0       (6,000)
                                                       ---------    ---------

Cash used in investing activities                              0       (6,000)

CASH FLOWS FROM FINANCING ACTIVITIES

             Long Term Loans                              75,000
             Proceeds from subscriptions receivable      250,000       40,000
             Cumulative Convertible Preferred Stock            0       67,150
                                                       ---------    ---------

Cash provided by financing activities                    325,000      107,150
                                                       ---------    ---------

Net Increase (decrease) in cash and cash equivalents       7,157     (298,713)

Cash and Cash Equivalents, beginning of period            53,080      335,121
                                                       ---------    ---------

Cash and Cash Equivalents, end of period               $  60,237    $  36,408
                                                       =========    =========

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

     Earnings per share: In 1997, the Financial Accounting Standards Board issued SFAS No. 128, Earnings per Share. SFAS No. 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share, respectively. Unlike the previously reported primary earnings per share, basic earnings per share excludes the dilutive effects of stock options. Diluted earnings per share is similar to the previously reported fully diluted earnings per share. Earnings per share amounts for all periods presented have been calculated in accordance with and, where appropriate, restated to conform to, the requirements of SFAS No. 128.

NOTE B - INVENTORIES

     Inventories consisted of the following:

                                       Dec. 31,   June 30,
                                        1998        1998
                                        ----        ----
                      Finished Goods   $ 89,124   $  7,097
                      Raw Materials    $ 36,537   $ 17,083
                                       --------   --------
                                       $125,661   $ 24,180
                                       ========   ========

NOTE C -  RELATED PARTY TRANSACTIONS

     At December 31, 1998, the majority stockholder of the Company was owed $238,316 on a non-interest bearing note due June 30, 1999, collateralized by all the assets of the Company. Advances on this note during the fiscal year ended June 30, 1998 totaled $266,316 all of which was used to fund operations.


NOTE D -  COMMITMENTS AND CONTINGENCIES

Operating Leases

     The Company leases office space and certain equipment under operating leases expiring at various dates through 2001. Rent expense under these agreements was approximately $36,000 and $34,900 for the years ended June 30, 1998 and 1997. Future minimum rentals under the operating leases are as follows:

              Year Ending June 30,

              1999                                $23,398
              2000                                  4,425
              2001                                  4,325
                                                  -------
                                                  $32,148
                                                  =======

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

Liquidity and Capital Resources

     As of December 31, 1998, the Company's principal sources of liquidity included cash and cash equivalents of approximately $60,237, inventories of $125,661 and net accounts receivable of $76.

     During the six months ended December 31, 1998, cash and cash equivalents increased from $53,080 as of June 30, 1998 to $60,237. Operating activities used cash of $317,843 during the period, consisting primarily of a net loss of $279,836. Cash provided by financing activities was $325,000 as compared to $107,150 for the corresponding period in 1997. At December 31, 1998 the Company had no commitments for capital expenditures.

     The Company has deferred tax assets with a 100% valuation allowance at December 31, 1998. Management is not able to determine if it is more likely than not that the deferred tax assets will be realized.

     The Company has incurred losses since its inception and has been dependent upon equity financing and shareholder loans to fund working capital needs. Management believes it has made significant progress this past quarter with respect to future sales of its products to large national chain drug stores and mass merchandisers. During the last month of the quarter, the Company began to advertise its products to the retail consumer and management expects sales to increase in its retail business during the next quarter. Management is attempting to raise capital through private equity placement so that it can increase spending on sales and marketing and take advantage of the sales opportunities that have been created.

Results of Operations

     Comparison of Six Months Ended December 31, 1998 and 1997.

     Net sales during the quarter ended December 31, 1998 were $ 43,952 as compared to $ 74,885 in the quarter ended December 31, 1997, a decrease of $ 30,933, or 41%. The decrease in sales for the quarter ended December 31, 1998 compared to the quarter ended December 31, 1997 was primarily attributable to lack of advertising in the retail markets.

     Gross profit during the quarter ended December 31, 1998, was $ 32,523 as compared to $40,127 during the quarter ended December 31, 1997, a decrease of $ 7,604, or 19%. As a percentage of net sales, gross profit was 74% in the quarter ended December 31, 1998, as compared to 54% in the corresponding quarter in 1997. The $ 7,604 decrease in gross profit reflects the significant decrease in net sales experienced during this quarter.

     Operating expenses during the quarter ended December 31, 1998 were $ 173,540, consisting of $96,757 in salaries and benefits and $ 76,783 in selling, general and administrative expenses. This compares to operating expenses during the quarter ended December 31, 1997 of $222,437 consisting of $119,614 in salaries and benefits, and $102,823 in selling, general and administrative expenses. Operating expenses decreased from $222,437 in 1997 to $173,540 a difference of $48,897 or 22%. The Company expects expenses to rise somewhat as sales increase over the remainder of the fiscal year.

     The Company incurred an operating loss of $ 141,017 in the quarter ended December 31, 1998 as compared to an operating loss of $ 182,310 in the corresponding quarter in 1997, a decrease of $41,293, or 23%. The decrease in operating loss was primarily due to a cutback in sales and marketing expense. Net loss was $ 145,229 during the quarter ended December 31, 1998 as compared to $ 181,771 during the quarter ended December 31, 1997, a decrease of $36,542 or 20%.

     The Company received a Medicare Part B reimbursement code at the end of September, 1998, for the Amerigel Wound Dressing. This will enable the Company to initiate a more aggressive selling effort to institutional customers such as nursing homes and home health care organizations.

     During the quarter ended December 31, 1998, the Company initiated a test sale market with a large national chain. During the next quarter, management will conclude the national chain store test. Management is hopeful that a successful test will lead to a national rollout of its products during the last quarter of the Company's fiscal year.

     Management continues to negotiate with another national chain to carry the Company's products in its stores. Both chains are potential new customers during the last quarter of the fiscal year. Management is continuing to discuss a private equity placement with investors and is hopeful that an agreement will be reached during this next quarter.


PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Not Applicable.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     (a) Not Applicable.

     (b) Not Applicable.

     (c) During the quarter ended December 31, 1998, the Company received a subscription for 150,000 shares of its Series A Preferred Cumulative Convertible Preferred Stock ("Series A Preferred Stock") at a purchase price of $1 per share. The Company relied on Section 4(2) of the Securities Act of 1933, as amended (the "1933 Act") for the exemption from the registration requirements of the 1933 Act. Consequently, these securities were not registered under the 1933 Act. The foregoing offer was made to an individual who had access to information enabling him to evaluate the merits and risks of the investment by virtue of his economic bargaining power. The investor was furnished with information concerning the operations of the Company and had the opportunity to verify the information supplied. Shares will be issued upon the company's receipt of the necessary documentation.

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

     (d) Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     (e) The annual meeting of shareholders was held December 5, 1998.

     (f) The shareholders elected the following persons as directors to hold office for one-year terms or until their successors are elected and qualified.

              Name                   Votes For              Votes Withheld
              ----                   ---------              --------------
     John C. Anderson                3,891,048                       9,000
     Chester L. Wallack              3,891,048                       9,000
     Fred W. Suggs, Jr               3,891,048                       9,000
     Alan B. Crane                   3,891,048                       9,000
     Richard T. Thompson             3,891,048                       9,000

     (g) The shareholders approved the Company's 1998 Omnibus Stock Option Plan by the following vote:

         For                       3,530,870
         Against                   9,000
         Abstained                 0
         Not Voted                 350,958

     (h) The shareholders ratified the appointment of Guinta, Ferlita & Walsh, P.A. as independent auditors of the Company by the following vote:

         For                       3,891,048
         Against                   9,000
         Abstained                 0


ITEM 5. OTHER INFORMATION

Not Applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

         27. Financial Data Schedule

     (b) Reports Form 8-K

         None


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.


                                               PROCYON CORPORATION



February 2, 1999                               By: /s/ John C. Anderson
----------------                                  ------------------------------
Date                                              John C. Anderson, President
                                                  and Chief Financial Officer