Form 10QSB
period 1999-03-31
PROCYON CORP
filed 1999-05-17
CIK 812306

SECURITIES & EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

[x] Quarterly Report Under Section 13 or 15 (d) of the Securities Exchange Act of 1934


                    For Quarterly Period Ended March 31, 1999

[ ]    Transition Report Under Section 13 or 18(d) of the Exchange Act

                         Commission File Number: 0-17449


                               PROCYON CORPORATION
         ---------------------------------------------------------------
        (Exact Name of Small Business Issuer as specified in its charter)

        COLORADO                                           36-0732690
-----------------------                              ---------------------
(State of Incorporation)                                  (IRS Employer
                                                     Identification Number)


                        1150 Cleveland Street, Suite 410
                              Clearwater, Fl 34615
                          ------------------------------
                         (Address of Principal Offices)

                                 (727) 447-2998
                            --------------------------
                           (Issuer's Telephone Number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                YES [ X ] NO [ ]


State the number of shares outstanding of each of the issuer=s classes of common equity, as of the latest practicable date:


     Common stock, no par value; 4,961,455 shares outstanding as of May 11, 1999

     Transitional Small Business Disclosure Format (check one) Yes [ ] No [x]

                          PART I. FINANCIAL INFORMATION



Item
                                                                      Page
                                                                      ----

ITEM 1. FINANCIAL STATEMENTS.....................................       3

                          Index to Financial Statements
                          -----------------------------

Financial Statements:

         Consolidated Balance Sheets.............................       3
         Statement of Operations.................................       4
         Statement of Cash Flows ................................       5
         Notes to Financial Statements...........................       6

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS........       8

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS........................................      10

ITEM 2. CHANGES IN SECURITIES ...................................      10

ITEM 3. DEFAULTS UPON SENIOR SECURITIES .........................      10

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS......      10

ITEM 5. OTHER INFORMATION .......................................      10

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K ........................      10

SIGNATURES.......................................................      11

PROCYON CORPORATION & SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
MARCH 31, 1999 & JUNE 30, 1998

ASSETS

                                                                           March 31,              June 30,
                                                                             1999                   1998
                                                                         -----------             -----------
Current Assets                                                           (unaudited)              (audited)

         Cash & Cash Equivalents                                         $     1,067             $    53,080
         Accounts Receivable, less allowances
         of $500                                                              36,180                  19,828
         Inventories                                                         114,230                  24,180
         Deposit on Inventory                                                      0                  93,913
         Prepaid Expenses                                                      2,200                       0
                                                                         -----------             -----------
         TOTAL CURRENT ASSETS                                                153,678                 191,001


Machinery and Equipment less accumulated
         depreciation of $18,284 and $15,959                                  12,824                  15,786

Other Assets:
         Deposits                                                              2,045                   2,056
                                                                         -----------             -----------

                                                                         $   168,547             $   208,843
                                                                         ===========             ===========

LIABILITIES AND STOCK HOLDERS' EQUITY

Current Liabilities:
         Accounts Payable and                                            $    68,354             $   133,759
         Accrued Salaries                                                    103,908                 109,446
         Loan Payable                                                        401,627                 213,316
                                                                         -----------             -----------
                  Total Current Liabilities                                  573,889                 456,521

         Advanced Deposit on Stock                                           250,000

Stockholders' equity (Notes 2 & 6)
         Preferred stock, 496,000,000 shares
                  authorized; none issued
         Series A Cumulative Convertible Preferred stock,
                  no par value; 4,000,000 shares authorized;
                  2,065,000 shares issued and outstanding                    867,133               1,296,850
         Common stock, no par value, 80,000,000 shares
                  authorized; 4,961,455 shares issued and
                  outstanding                                              1,987,831               1,556,396
         Accumulated deficit                                              (3,510,306)             (3,100,924)
                                                                         -----------             -----------
Total Stockholders' Equity                                                  (655,342)               (247,678)
                                                                         -----------             -----------

                                                                         $   168,547             $   208,843
                                                                         ===========             ===========



                            Note: Taken from the audited balance sheet at that date




PROCYON  CORPORATION & SUBSIDIARY  CONSOLIDATED
STATEMENT OF  OPERATIONS
Three Months Ended March 31, 1999 and 1998
Nine Months Ended March 31, 1999 and 1998


                                                  Three Months      Three Months      Nine Months              Nine Months
                                                  Ended             Ended             Ended                    Ended
                                                  March 31,         March 31,         March 31,                March 31,
                                                  1999              1998              1999                     1998
                                                  ------------      ------------      ------------             -----------
                                                  (unaudited)       (unaudited)       (unaudited)              (unaudited)

Net Sales                                         $    68,795       $    66,526       $   143,163              $   229,029

Cost of Sales                                          12,656            21,278            33,690                   64,298
                                                  -----------       -----------       -----------              -----------

Gross Profit                                           56,139            45,248           109,473                  164,731

Operating Expenses:
         Salaries and Benefits                         78,810           137,011           273,362                  468,550
         Selling, General and Administrative          103,345            74,235           233,929                  361,636
                                                  -----------       -----------       -----------              -----------

Total Operating Expenses                              182,155           211,246           507,291                  830,186
                                                  -----------       -----------       -----------              -----------

Loss from Operations                                 (126,016)         (165,998)         (397,818)                (665,455)

Other Income (Expense):
         Interest Expense                              (4,013)             (766)          (12,235                   (1,477)
         Interest Income                                  483                63               671                    4,266
                                                  -----------       -----------       -----------              -----------

Total Other Income (expense)                           (3,530)             (703)          (11,564)                   2,789
                                                  -----------       -----------       -----------              -----------

Net Loss                                             (129,546)         (166,701)         (409,382)                (662,666)
Dividend requirements on preferred stock              (36,144)           51,625           (36,144)                 103,149
                                                  -----------       -----------       -----------              -----------

Loss applicable to common stock                   $   (93,402)      $  (218,326)      $  (373,238)             $  (765,815)
                                                  ===========       ===========       ===========              ===========

Basic Loss per common share                       $     (0.02)      $     (0.06)      $     (0.08)             $      0.21

Diluted Loss per comon share                      $     (0.02)      $     (0.06)      $     (0.08)             $     (0.21)

Weighted average number of
         common shares outstanding                  4,961,455         3,637,920         4,961,455                3,637,920
                                                  ===========       ===========       ===========              ===========





PROCYON  CORPORATION  & SUBSIDIARY
CONSOLIDATED  STATEMENTS  OF CASH FLOWS
Nine Months Ended March 31, 1999 and 1998



(Increase / Decrease),  in Cash Equivalents

                                                                Nine Months              Nine Months
                                                                  Ended                     Ended
                                                                 March 31,                March 31,
                                                                    1999                     1998
                                                                 ---------                ----------
                                                                (unaudited)              (unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES

Net Loss                                                         $(409,382)               $(662,666)
Adjustments to reconcile net income to
         net cash used in operating activities:
                  Depreciation                                       6,284                    7,048
                  Loss on sale of fixed assets                           0                    4,663
Changes in operating assets and liabilities
         Accounts Receivable, trade                                (16,352)                  20,660
         Inventories                                               (90,050)                  24,499
         Other Assets                                               (3,794)                       0
         Deposit on Inventory                                       93,913
         Accounts payable and accrued expenses                     (70,943)                 159,340
                                                                 ---------                ---------

Cash used in Operating Activities                                 (490,324)                (446,456)

CASH FLOWS FROM INVESTING ACTIVITIES

         Proceeds from sale of Property & Equipment                      0                    2,000
         Advances to employees and stockholders                          0                   (6,000)
                                                                 ---------                ---------

Cash used in investing activities                                        0                   (4,000)

CASH FLOWS FROM FINANCING ACTIVITIES

         Long Term Loans                                           188,311                   28,413
         Proceeds from subscriptions receivable                    250,000                   10,000
         Cumulative Convertible Preferred Stock                          0                   79,200

Cash provided by financing activities                              438,311                  117,613
                                                                 ---------                ---------

Net Increase (decrease) in cash and cash equivalents               (52,013)                (332,843)

Cash and Cash Equivalents, beginning of period                      53,080                  335,121
                                                                 ---------                ---------

Cash and Cash Equivalents, end of period                         $   1,067                $   2,278
                                                                 =========                =========

                                                        5

NOTE A - SUMMARY OF ACCOUNTING

     The financial statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations. The Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the Company=s audited financial statements dated June 30, 1998. While management believes the procedures followed in preparing these financial statements are reasonable, the accuracy of the amounts are, in some respects, dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year.

     Management of the Company is of the opinion that the accompanying unaudited condensed financial statements prepared in conformity with generally accepted accounting principles, which require the use of management estimates, containing all adjustments ( including normal recurring adjustments ) necessary to present fairly the operations and cash flows for the period presented and to make the financial statements not misleading.

NOTE B - INVENTORIES

     Inventories consisted of the following:

                                                     March 31        June 30,
                                                       1999           1998
                                                     --------       ---------
        Finished Goods                               $ 78,180       $   7,097
        Raw Materials                                $ 36,050       $  17,083
                                                     --------       ---------
                                                     $114,230       $  24,180
                                                     ========       =========

NOTE C -  RELATED PARTY TRANSACTIONS

     At March 31, 1999, the majority stockholder of the Company was owed $251,62731 on a non-interest bearing note due June 30, 1999, collateralized by all the assets of the Company. Advances on this note during the fiscal year ended June 30, 1998 totaled $266,316 all of which was used to fund operations.


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
                                                    -------
                                                    $32,148
                                                    =======

NOTE E -  STOCKHOLDER'S EQUITY

     During January 1995, the Company's Board of Directors authorized the issuance of up to 4,000,000 shares of Series A Cumulative Convertible Preferred Stock ("Series A Preferred Stock"). The preferred stockholders are entitled to receive, as and if declared by the board of directors, quarterly dividends at an annual rate of $.10 per share of Series A Preferred Stock per annum. Dividends will accrue without interest and will be cumulative from the date of issuance of the Series A Preferred Stock and will be payable quarterly in arrears in cash or publicly traded common stock when and if declared by the board of directors. As of March 31, 1999, no dividends have been declared. Dividends in arrears on the outstanding preferred shares total $221,731 as of March 31, 1999. The preferred stockholders have the right to convert each share of Series A Preferred Stock into one share of the Company's common stock at any time without additional consideration. However, each share of Series A Preferred Stock is subject to mandatory conversion into one share of common stock of the Company, effective as of the close of a public offering of the Company's common stock provided, however, that the offering must provide a minimum of $1 million in gross proceeds to the Company and the initial offering price of such common stock must be at least $1 per share. In addition to the rights described above, the holders of the Series A Preferred Stock will have equal voting rights as the common stockholders based upon the number of shares of common stock into which the Series A Preferred Stock is convertible. The Company is obligated to reserve an adequate number of shares of its common stock to satisfy the conversion of all the outstanding Series A Preferred Stock.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

     The following discussion and analysis should be read in conjunction with the unaudited Condensed Financial Statements and Notes thereto appearing elsewhere in this report.

     "Safe Harbor" Statement under the Private Securities Litigation reform Act of 1995

     This Report on Form 10-QSB, including Management's Discussion and analysis or Plan of Operation, contains forward-looking statements. When used in this report, the words "may", "will", Aexpect", Aanticipate", Acontinue", Aestimate", "project", "intend", Abelieve", and similar expressions, variations of these words or the negative of those word are intended to identify forward - looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 regarding events, conditions and financial trends including , without limitation, business conditions in the skin and wound care market and the general economy, competitive factors, changes in product mix, production delays, manufacturing capabilities, and otherwise or uncertainties detailed in other of the Company=s Securities and Exchange Commission filings. Such statements are based on management=s current expectations and are subject to risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, the Company=s actual plan of operations, business strategy, operating results and financial position could differ materially from those expressed in, or implied by, such forward looking statements.

     The Company is cognizant of the issues associated with the programming code in existing computer systems as the year 2000 approaches. The AYear 2000" issues are the result of computer programs being written to use two digits, rather than four, to define the applicable year. Any of the Company=s programs that have time-sensitive software may recognize a date using A00" as the year 1900 rather than the year 2000. Systems that do not properly recognize date sensitive information could generate erroneous data or fail.

     The Company has conducted a comprehensive review of its computer systems to identify systems that could be affected by the AYear 2000" issue and has developed an implementation plan to resolve issues discovered in its review. The Company also has confirmed with its primary vendors that such vendors are or will be Year 2000 compliant in sufficient time to allow for testing and system implementation before December 31, 1999.

     The Company presently believes that, with modifications to its existing software and by converting to certain new software, the year 2000 problem will not pose significant operational problems for the Company's computer systems. The Company expects that such modifications and conversions can be implemented for approximately $5,000 and that the Company will be fully Year 2000 compliant by June 1999. The Company does not anticipate that any other material expenditures will be necessary to achieve Year 2000 compliance.

Liquidity and Capital Resources

     As of March 31, 1999, the Company's principal sources of liquidity included cash and cash equivalents of approximately $1,067, inventories of $114,230 and net accounts receivable of $36,180. The Company had net working capital of $37,247 and no long term debt at March 31, 1999.

     During the nine months ended March 31, 1999, cash and cash equivalents decreased from $53,080 as of June 30, 1998 to $1,067. Operating activities used cash of $488,719 during the period, consisting primarily of a net loss of $409,382. Cash provided by financing activities was $436,706 as compared to $117,613 for the corresponding period in 1998. During the period, holders of 431,435 Preferred Stock converted their shares to Common Stock.

     At March 31, 1999 the Company had no commitments for capital expenditures.

     The Company has deferred tax assets with a 100% valuation allowance at March 31, 1999. Management is not able to determine if it is more likely than not that the deferred tax assets will be realized.

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

Results of Operations

     Comparison of Three Months Ended March 31, 1999 and 1998.

     Net sales during the quarter ended March 31, 1999 were $ 68,795 as compared to $ 74,885 in the quarter ended March 31,1998 a decrease of $ 6,090, or 8%.

     Gross profit during the quarter ended March 31, 1999, was $ 56,139 as compared to $40,127 during the quarter ended March 31, 1998, an increase of $16,012, or 40%. As a percentage of net sales, gross profit was 82% in the quarter ended March 31, 1999, as compared to 54% in the corresponding quarter in 1998.

     Operating expenses during the quarter ended March 31, 1999 were $ 182,155, consisting of $78,810 in salaries and benefits and $ 103,345 in selling, general and administrative expenses. This compares to operating expenses during the quarter ended March 31, 1998 of $222,437 consisting of $119,614 in salaries and benefits, and $102,823 in selling, general and administrative expenses. The Company expects expenses to rise somewhat as sales increase over the remainder of the fiscal year.

     The Company incurred an operating loss of $ 126,016 in the quarter ended March 31, 1999 as compared to an operating loss of $ 182,310 in the corresponding quarter in 1998. The decrease in operating loss was primarily due to a cutback in sales and marketing expense. Net loss (before dividend requirements for Preferred Shares) was $ 129,546 during the quarter ended March 31, 1999 as compared to $ 233,396 during the quarter ended March 31, 1998.

     The Company received a Medicare Part B reimbursement code at the end of September, 1998, for the Amerigel7 Wound Dressing. This will enable the Company to initiate a more aggressive selling effort to institutional customers such as nursing homes and home health care organizations. Sales have begun to increase in certain of these markets in the southeast United States.

     During the quarter ended December 31, 1998, the Company initiated a test sale market with a large national chain. During the quarter ending March 31, 1999, the test was concluded successfully. Management had anticipated a national rollout resulting from the test but the chain wants more testing which has been initiated in three states during the month of April. Sales results will be measured during the last quarter of the fiscal year and if positive, management expects to expand into more states with this chain. The Company did gain a commitment from a 3,000 store chain to begin stocking its Amerigel7 Ointment Wound Dressing in all stores. Stocking will be initiated during the first quarter of the new fiscal year.

     Management is continuing its efforts to raise additional funding through a private equity placement. The funds will be used to support advertising and it is hoped that the funding effort will be concluded during the quarter.



PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Not Applicable.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

         Not Applicable.

         Not Applicable.

         (c)      Not Applicable.

(4)      Not Applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         Not Applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not Applicable.

ITEM 5. OTHER INFORMATION

         Not Applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibit 27- Financial Data Schedule

(2)      None

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.


                                                  PROCYON CORPORATION



May 12, 1999                            By: /s/  John C. Anderson
------------                            ----------------------------------------
Date                                    John C. Anderson, President and
                                        Chief Financial Officer