Form 10KSB
period 1999-06-30
PROCYON CORP
filed 1999-10-12
CIK 812306

FORM 10-KSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended June 30, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED] for the transition period from _______________ to __________________

                         Commission file number 0-17449

                               PROCYON CORPORATION
                               -------------------
                 (Name of small business issuer in its charter)

           Colorado                                             36-0732690
           --------                                             ----------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                            Identification Number)

    1150 Cleveland Street, Suite 410
          Clearwater, Florida                                      33755
          -------------------                                      -----
(Address of principal executive offices)                         (Zip Code)

          Issuer's telephone number, including area code (727) 447-2998

           Securities registered pursuant to Section 12(b) of the Act:
           -----------------------------------------------------------
                                      None

           Securities registered pursuant to section 12(g) of the Act:
           -----------------------------------------------------------
                                  Common Stock

Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ]

State Issuer's revenues for its most recent fiscal year: $292,685

The aggregate market value of the 1,705,955 shares of Common Stock held by non-affiliates was $852,978 on September 30, 1999 based on the average bid and asked price of $.50 on such date. As of September 30, 1999, 5,762,155 shares of the issuer's Common Stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

The information required by Part III of this annual report is incorporated by reference to the registrant's definitive proxy statement if filed with the Commission on or before October 28, 1999. If such proxy statement is not filed by such date, the information required by Part III of this annual report will be filed with the Commission as an amendment to this Form 10-KSB under cover of Form 10-KSB/A, not later than October 28, 1999.

Transitional Small Business Disclosure Format: Yes   No X

                                      INDEX


Title                                                                       Page


ITEM  1.     DESCRIPTION OF BUSINESS.....................................    3

ITEM  2.     DESCRIPTION OF PROPERTY.....................................    6

ITEM  3.     LEGAL PROCEEDINGS...........................................    6

ITEM  4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........    6

ITEM  5.     MARKET FOR COMMON EQUITY AND  RELATED STOCKHOLDER
             MATTERS.....................................................    7

ITEM  6.     MANAGEMENT'S DISCUSSION AND ANALYSIS
             OR PLAN OF OPERATION........................................    8

ITEM  7.     FINANCIAL STATEMENTS........................................   12

ITEM  8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
             ACCOUNTING AND FINANCIAL DISCLOSURE.........................   13

ITEM  9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
             PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE
             ACT ........................................................   14

ITEM 10.     EXECUTIVE COMPENSATION......................................   14

ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
             MANAGEMENT..................................................   14

ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..............   14

ITEM 13.     EXHIBITS AND REPORTS ON FORM 8-K............................   14

                                     Part I

ITEM 1. BUSINESS

History and Organization

     Procyon Corporation (the "Company"), a Colorado corporation, was incorporated on March 19, 1987 and was deemed a development stage company until May 1996 when it acquired Amerx Health Care Corp. ("Amerx"), a corporation based in Clearwater, Florida which was wholly-owned by John C. Anderson. Since that acquisition, the Company's business operations have been conducted solely through Amerx, a Florida corporation formed in 1993 to develop and market proprietary medical products used in the treatment of pressure ulcers, dermatitis, inflammation, and various other skin problems. Such problems are most common among diabetics and the elderly, particularly residents of long term healthcare facilities. If not treated promptly and effectively, such skin problems can result, in worst case scenarios, in amputations, particularly of lower extremities. Historically, the Company's products have been sold through distributors to health care institutions, such as nursing homes and home health care agencies, and to retailers, including national and regional chain stores and pharmacies.

Products

     Amerx's products currently consist of Amerigel(R) Ointment Wound Dressing, Amerigel(R) Preventive Care Lotion and Amerigel(R) Preventive Barrier Lotion. The Amerigel(R) Ointment Wound Dressing is formulated to be used to manage pressure ulcers stages I-IV, stasis ulcers, diabetic skin ulcers, skin irritations, cuts and abrasions. The Amerigel(R) Preventive Care Lotion has emollients which restore moisture to fragile skin; protect the skin against tears and chafing; and assist in prevention of chronic pressure ulcers. The Amerigel(R) Barrier Lotion provides barrier protection to reduce the harmful effects of urine and feces in incontinent patients. The Company also expects to introduce new products in fiscal 2000 provided the funds necessary to manufacture and advertise these new products becomes available. One of proposed products consists of two-inch and four-inch square gauze sponges saturated with the Amerigel(R) Ointment Wound Dressing. The sponges have been developed for packing deep wounds, and are expected to improve healing and keep the wound moist and clean. The other currently proposed new products are an acne cream and a facial scrub. The Company intends to commence product testing on those products during the first half of fiscal 2000.

     Management believes that each Amerx product is based on proprietary formulations which the Company attempts to protect as trade secret information. Each product is registered with the Food and Drug Administration and receives a National Drug Code. In September 1998, the Company was granted a Medicare Part B HCPCS Reimbursement Code ("Reimbursement Code") for its Amerigel(R) Ointment Wound Dressing, which allows it to qualify for Medicare reimbursements. The Amerigel(R) Preventive Care Lotion and the Amerigel(R) Barrier Lotion are not eligible for Medicare Part B reimbursement as they are formulated for preventive maintenance care and as skin protectants. Amerigel(R) Ointment Wound Dressing currently represents approximately 79% of sales by the Company, while Amerigel(R) Preventive Care Lotion and Amerigel(R) Preventive Barrier Lotion represent 16% and 5%, respectively.

Market for Skin Treatment Products

     The institutional market for skin treatment products is comprised of hospitals, nursing homes, home health care agencies and other health care institutions which provide wound care to a large number of patients. Based on a study of the clinical and economic impact of diabetic neuropathy published by the Health Science Institute, management believes that approximately one out of five nursing home patients suffers from chronic pressure ulcers, and that an estimated 5,000 amputations per month are performed due to chronic skin wounds. Management believes that Amerigel(R) products represent an inexpensive, yet effective, treatment and prevention program for chronic pressure ulcers and other skin problems which are treated in health care institutions. The Company sought a Medicare Reimbursement Code for its Amerigel(R) Ointment Wound Dressing because Medicare reimburses providers up to 80% of a regionally defined amount for certain wound care products which have been granted a Reimbursement Code. Management believes that obtaining the Reimbursement Code, even though it does not specify the amount to be reimbursed and requires case by case approval, enhances the offering of Amerigel(R) Ointment Wound Dressing to institutional entities such as nursing homes and home health care agencies.

     The retail market for skin care products is comprised mainly of mass merchandise stores and pharmacies that sell such products to individuals for their own personal use outside of health care facilities. The Company's products are presently sold retail in certain Wal-Mart stores primarily in the southeastern United States, certain independent pharmacies, primarily in Florida, and in Eckerd Drug stores nationally. Recently, the Company initiated a direct response program and is now making direct retail sales to individual consumers.

Sales and Marketing

     The Company's principal channel of distribution has been through distributors. The Company's principal distributors to the institutional market in fiscal 1999 included Bindley Western Drug, Gulf South, Cardinal Health, General Medical and Southland Medical Supply. The Company's principal retail distributors during fiscal 1999 were McKesson Drug, Amerisource and Bergen Brunswig. During fiscal 1999, retail and institutional sales represented approximately 76% and 24%, respectively, of total net sales as compared to 79% and 21%, respectively, during fiscal 1998. Management expects that retail sales will continue to account for a significant percentage of total net sales, although it is currently seeking an institutional sales manager to develop and implement a new marketing plan to increase sales in the institutional market.

     Distributors purchase products from the Company on standard credit terms. Product returns by distributors are generally permitted only on dated products based upon a two-year expiration date. The Company supports its distributors through product literature, advertising and limited participation at industry trade shows. All existing distributors sell Amerx products on a non-exclusive basis.

     As indicated above, the Company recently initiated a direct response program for retail consumer sales which gives individual consumers the opportunity to purchase the Company's skin care products directly from the Company.

     The Company has also periodically received inquiries about foreign market distribution. These inquiries have been generated by the Company's advertising, market presence and web sites (www.amerxch.com and www.amerigel.com). The Company responds to and pursues all such inquiries.

Significant Customers

     During fiscal 1999, McKesson Drug, Eckerd Drug, Gulf South and Bergen Brunswig accounted for approximately 44%, 10%, 7% and 5%, respectively, of Amerx's net sales. In fiscal 1998, McKesson Drug, Amerisource, Gulf South and Bergen Brunswig accounted for approximately 61%, 10%, 5% and 5%, respectively, of Amerx's net sales. The Company expects that certain of its principal distributors, such as McKesson Drug, or individual customers, such as Eckerd Drug, may continue to account for a significant portion of net sales, so the loss of any significant distributor or customer could have an adverse affect on the Company's future operating results and financial condition. The Company has been able to maintain relationships with its distributors and has been able to establish relationships with one or two new distributors each year. Management will continue to attempt to increase its distributor base, particularly with distributors who can introduce the Company's products in new geographical areas and to new retail chains. An increase in the number of distributors may enable the Company to reduce its dependence on a limited number of principal distributors.

Manufacturing

     All manufacturing and packaging activities are performed pursuant to current good manufacturing practices ("cGMP") as defined under the United States Federal Food, Drug and Cosmetic Act, as amended (the "Act"), and the regulations promulgated under the Act. All manufacturing activities are required to comply with the product specifications, supplies and test methods developed by Amerx specifically for its products, as well as the cGMP which apply to all activities conducted by the manufacturer in the facility.

     During part of fiscal 1998 and all of fiscal 1999, manufacturing was done pursuant to an exclusive five-year manufacturing contract with a nationally-recognized pharmaceuticals manufacturer which operates a production facility in Tampa, Florida. The contract specified annual and quarterly minimum order requirements which the Company did not meet. The Company was unable to negotiate a change in the minimum annual order amounts and the manufacturer has canceled the contract. The Company has currently arranged for manufacturing by a small regional firm which has in the past performed, and will in the coming year perform, research and development for the Company. The Company does not have a written contract with this manufacturer and there are no minimum purchase agreements. Management believes there are a number of companies which could manufacture the Company's products if necessary.

     One proprietary ingredient contained in all of the Company's products is purchased and shipped to the manufacturing facility by the Company. The Company does not have a written contract with the supplier of this ingredient and management believes that an alternative supplier could be secured. Other raw materials and ingredients are generally provided by the manufacturer and the Company believes there are multiple suppliers of these materials and ingredients.

Research and Development

     In September 1997, the Company entered into a one year contract with a research laboratory to provide research and development services. Management did not renew the contract upon its expiration in September 1998, but has utilized some of the research to improve existing products and to develop an acne creme and facial scrub which are proposed new products. In October 1999, the Company entered into a new one year contract with the same research laboratory pursuant to which the Company will pay a monthly fee of $4,000 for specified research and development services.

Proprietary Rights

     In January 1999, the United States Patent and Trademark Office registered the Company's Amerigel(R) trademark. The Company has applied for a trademark application for the principal proprietary ingredient used in all of its currently available products. The Company relies on a combination of trademark and trade secret protection and confidentiality agreements to establish and protect its proprietary rights.

Competition

     The market for skin treatment products is highly competitive and fragmented. Competition is intense and is based primarily on product efficacy, brand recognition and loyalty, quality, price and availability of shelf space in the retail market. The Company competes against several large well-capitalized companies offering a broad range of skin treatment products and numerous small competitors having a limited number of products. Many of these competitors have longer operating histories, better name recognition and greater financial, marketing and other resources than the Company. Because of the intense competition and the Company's financial condition, there can be no assurance that it will be able to increase its market share.

Employees

     As of September 30, 1999, the Company had five full-time employees, consisting of three management employees (two of whom also devote a portion of their time to sales-related activities) and two administrative employees.

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

ITEM 3. LEGAL PROCEEDINGS

     The Company is not a party to any pending material legal proceedings nor is its property the subject of a pending legal proceeding.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matter was submitted to a vote of security holders during the quarter ended June 30, 1999.

                                     Part II

ITEM 5. MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCK MATTERS

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

         Fiscal 1998
         -----------
         First Quarter....................   $3.7500         $2.0000
         Second Quarter...................    2.1250           .8750
         Third Quarter....................    1.1250           .5625
         Fourth Quarter...................    1.1250           .5625

         Fiscal 1999
         -----------
         First Quarter....................   $1.2500         $ .3124
         Second Quarter...................     .3125           .0625
         Third Quarter....................     .5313           .0625
         Fourth Quarter...................     .4375           .1875

     As of September 30, 1999, there were approximately 150 record holders of the Company's Common Stock. On September 30, 1999, the closing bid price of the Company's common stock was $.25 and the closing ask price was $.75. On September 23, 1999, the last date on which a sale occurred, the last reported sale price was $.625.

     Holders of Common Stock are entitled to receive such dividends as may be declared by the Company's Board of Directors. No dividends on the Common Stock have been paid by the Company, nor does the Company anticipate that dividends on its Common Stock will be paid in the foreseeable future.

     As reflected in the price quotations above, there have been significant price fluctuations in the Company's Common Stock. Factors that may have caused or can cause market prices to fluctuate include the number of shares available in the public float, any purchase or sale of a significant number of shares during a relatively short time period, quarterly fluctuations in results of operations, issuance of additional securities, entrance of such securities into the public float, market conditions specific to the Company's industry and market conditions in general, and the willingness of broker-dealers to effect transactions in low priced securities. In addition, in recent years the stock market in general has experienced significant price and volume fluctuations. These fluctuations, which may be unrelated to a company's operating performance, have had a substantial effect on the market price for many small capitalization companies such as the Company. Factors such as those cited above, as well as other factors that may be unrelated to the operating performance of the Company, may adversely affect the price of the Common Stock.

Recent Sales of Unregistered Securities

     The Company did not sell any securities during fiscal 1999, but sold 100,100, and 678,000 shares of its Series A Preferred Stock (the "Preferred Stock") in fiscal 1998 and 1997, respectively, at a purchase price of $1 per share. The Company relied on Section 4(2) of the Securities Act of 1933, as amended (the "1933 Act") for exemption from the registration requirements of the1933 Act. All of the foregoing sales were made to officers and directors, or to individuals or entities which had access to information enabling them to evaluate the merits and risks of the investment by virtue of their relationship to officers and directors of the Company or their economic bargaining power. Each investor was furnished with information concerning the operations of the Company and each had the opportunity to verify the information supplied. Additionally, the Company obtained a signed representation from each of the foregoing persons or entities of his or its intent to acquire the shares for the purpose of investment only, and not with a view toward the subsequent distribution thereof.

     Holders of the Preferred Stock are entitled to receive, as and if declared by the Board of Directors, quarterly dividends at an annual rate of $.10 per share. Dividends accrue without interest, are cumulative from the date of issuance, and are payable in arrears in cash or common stock, when and if declared by the Board of Directors. No dividends had been declared or paid at June 30, 1999 and dividends in arrears at such date total approximately $201,000.

     Holders of the Preferred Stock have the right to convert their shares of Preferred Stock into an equal number of shares of Common Stock of the Company. Such shares will mandatorily convert into one share of Common Stock at the close of a public offering of Common Stock by the Company provided the Company receives gross proceeds of at least $1,000,000, and the initial offering price of the Common Stock sold in such offering is equal to or in excess of $1 per share. During fiscal 1999, holders of 531,335 shares of Preferred Stock converted their shares to Common Stock.

     Subsequent to the end of fiscal 1999, one individual converted his investment into common stock. His total investment of $642,000 was converted into 706,200 shares of common stock.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

General

     The continuing operations and revenues of the Company consist solely of the operations of, and revenues generated by, Amerx, the Company's wholly owned subsidiary. Amerx's wound care and skin care products, marketed under the trademark Amerigel(R), are formulated to enhance the quality of skin and wound care and to lower the treatment cost of those who suffer from wound and skin care problems.

     The Company markets Amerigel(R) products to institutional customers such as nursing homes, hospitals and home health agencies and to retail customers. Institutional sales are made either directly to the end user or through medical supply distributors. Many institutional customers will not purchase directly from the manufacturer; they will purchase products only through a national distributor who warehouses the products and supplies the products directly to the customer. Accordingly, the Company's products must be in the distributor's warehouse in order for the Company to compete with other manufacturers. Amerx reaches the retail consumer primarily through distributors, but, in some cases, through direct sales to a retail store chain, such as Eckerd Drug. As of June 30, 1999, the Company's skin care products were being distributed to institutions and to retail stores through McKesson Drug, Bergen Brunswig, Cardinal Health, Amerisource, Gulf South, General Medical, Southland Medical Supply, Bindley Western Drug and a number of smaller local and regional distributors.

Results of Operations

     Comparison of Fiscal 1999 to 1998. Net sales during fiscal 1999 were approximately $293,000 as compared to approximately $371,000 in fiscal 1998, a decrease of approximately $78,000, or 21%. During fiscal 1998, the Company retained five direct sales people to call on physicians, pharmacists, nurses and institutional facilities located primarily in Florida. These institutional sales people were largely ineffective in selling product to their targeted market, partially due to the lack of a Reimbursement Code and the absence of broad-based retail distribution. The implementation of this direct sales strategy also increased the Company's expenses, further effecting the Company's cash flow. Accordingly, management decided to terminate the direct sales program and the decrease in sales in fiscal 1999 was caused primarily by the termination of the Company's direct institutional sales force in late fiscal 1998. Management believed that, even without these direct sales people, institutional sales though distributors would increase after the Company obtained a Reimbursement Code for its Amerigel(R) Ointment Wound Dressing in September 1998. The Medicare Part B Reimbursement Code is required in order for Medicare to reimburse care-giving providers for a portion of the cost of wound care products. Generally, medical supply distributors will not sell and distribute wound care products for treating hard to heal wounds unless they have been granted a Reimbursement Code. However, obtaining the Reimbursement Code for Amerigel(R) Ointment Wound Dressing has not enhanced sales to distributors as significantly as had been anticipated by the Company's management. The Company is actively seeking a sales manager to develop and implement a new marketing plan to increase institutional sales.

     To increase retail sales, the Company shifted its focus during 1997 from small distributors which were granted the exclusive right to sell products in specified territories and which sold products primarily in the institutional market, to national and regional distributors which were capable of selling to the retail market as well as the institutional market. Management believes there are several reasons that this marketing plan has not resulted in any significant increase in retail sales since its implementation. The principal reason is the extensive amount of time, from two to three years in some cases, required to get large retail chains to place new products in their stores. An additional impediment to retail sales has been the lack of funds necessary to sustain local advertising campaigns to increase sales more rapidly once a product is available in retail stores. Management believes that the recently implemented direct response program will assist in increasing retail sales in fiscal 2000, not only to individual customers, but to retail chains and independent pharmacies as well.

     Although net sales in 1999 were less than in 1998, the cost of sales was reduced significantly, to approximately $65,000 in 1999 as compared to approximately $181,000 in 1998. The principal reason for the reduction was the absence in 1999 of any initial manufacturing set-up costs, which costs were incurred in the prior year.

     Accordingly, although sales decreased, the cost of sales decreased more significantly, resulting in gross profit of approximately $228,000 during fiscal 1999 as compared to approximately $190,000 during fiscal 1998, an increase of about $38,000, or 20%. As a percentage of sales, gross profit was 78% in fiscal 1999, as compared to 51% in fiscal 1998.

     Operating expenses during fiscal 1999 were approximately $805,000 consisting of approximately $354,000 in salaries and benefits, $441,000 in selling, general and administrative expenses and $10,000 in research and development expenses. This represents a significant decrease in expenses of approximately $238,000 as compared to expenses in fiscal 1998. However, as a percentage of net sales, operating expenses during fiscal 1999 increased slightly to 275% as compared to 281% during fiscal 1998. The principal components of the decrease in expenses were a reduction in the direct marketing personnel which decreased salaries and related benefits by approximately $181,000 and a reduction in research and development expenses of approximately $38,000 when the Company did not renew its contract with an independent laboratory.

     Although net sales decreased, implementation of its cost reduction policies enabled the Company to reduce its loss from operations to approximately $587,000 in 1999, as compared to approximately $855,000 in fiscal 1998. Net loss (after dividend requirements for Preferred Shares) was approximately $644,000 during fiscal 1999, compared to approximately $899,000 during fiscal 1998.

     As of June 30, 1999, the Company had a deferred tax asset of approximately $1,140,000, consisting primarily of net operating losses. The Company recorded a valuation allowance equal to 100 percent of the deferred tax asset as the Company was unable to determine that it was more likely than not the deferred tax asset will be realized. The valuation allowance increased approximately $198,000 from fiscal 1998 to 1999.

Liquidity and Capital Resources

     As of June 30, 1999, the Company's principal sources of liquidity included cash and cash equivalents of approximately $90,000, inventories of approximately $64,000, and net accounts receivable of approximately $2,000. The Company had negative working capital of approximately $237,000 and no long term debt at June 30, 1999. Subsequent to the end of fiscal 1999, one individual converted his investment into common stock. His total investment of $642,000 was converted into 706,200 shares of common stock.

     Operating activities used cash of approximately $602,000 during fiscal 1999 and approximately $625,000 during fiscal 1998, consisting primarily of net losses of approximately $587,000 and $855,000, respectively. Cash used in investing activities during fiscal 1999 and 1998 was approximately $3,700 and $5,000, respectively. Cash provided by financing activities during fiscal 1999 and 1998 was approximately $643,000 and $348,000, respectively. There were no sales of Preferred Stock in fiscal 1999, compared to sales of approximately $100,000 in fiscal 1998.

     At June 30, 1999 the Company had no commitments for capital expenditures.

     During fiscal 1999, holders of 531,335 shares of Preferred Stock converted their shares to Common Stock.

     The Company had deferred tax assets with a 100% valuation allowance at June 30, 1999. Management is not able to determine if it is more likely than not that the deferred tax assets will be realized.

     The Company's financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred losses since its inception and has been dependent upon equity financing and shareholder loans to fund working capital needs. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty. Management's plans for increasing revenues and controlling expenses have been described elsewhere in this Report on Form 10-KSB but there can be no assurance that the Company will be able to increase its revenues or achieve a profitable level of operations.

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

     The Company conducted a review of its computer systems and internal systems in its facility to identify any systems that could be affected by the "Year 2000" issue and implemented all changes necessary to make those systems Year 2000 compliant. Accordingly, the Company believes that the Year 2000 problem will not pose significant operational problems for the Company's computer systems or any other internal system. The Company has also confirmed with its primary vendors that they are or will be Year 2000 compliant before December 31, 1999.

     The Company does not anticipate that any material additional expenditures will be incurred with regard to any Year 2000 issues.

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

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Consolidated Financial Statements as of June 30, 1999 and 1998 and for the years ended June 30, 1999 and 1998 were audited by Giunta, Ferlita & Walsh, P.A., the Company's independent auditors, as indicated in their report included appearing at page F-1.

                          INDEX TO FINANCIAL STATEMENTS
                             -----------------------
                                                                           Page
                                                                           ----

Report of Independent Certified Public Accountants.......................   F-1

Balance Sheet -June 30, 1999.............................................   F-2

Statements of Operations - For the years ended June 30, 1999 and 1998....   F-3

Statements of Stockholders' Equity - For the years ended
  June 30, 1999 and 1998.................................................   F-4

Statements of Cash Flows - For the years ended June 30, 1999 and 1998....   F-5

Notes to Financial Statements............................................   F-6

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

     2. The Financial Data Schedule is filed herewith. The remaining documents set forth below have been included as exhibits to previous filings with the Securities and Exchange Commission and are incorporated herein by this reference:

                                                                       Reg. S-B
Exhibit No.             Document                                       Item No.
-----------             --------                                       --------

   *   3.1     Articles of Incorporation                                   3

   +   3.1.1   Articles of Amendment to Articles of Incorporation          3

   *   3.2     Bylaws                                                      3

   +   4.1     Designation of Series A Preferred Stock                     4

   +   10.4    Loan and Security Agreement, dated as of January 1,
               1995, by and between the Company and Amerx Health Care
               Corp., including Promissory Notes issued thereunder.        10

   o   10.4    Agreement and Plan of Exchange, dated January 31, 1996,
               by and between the Company and Amerx.                       10

   #   10.5    Manufacturing Agreement, dated November 21, 1998.           10

   x   27.1    Financial Data Schedule                                     27

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

# Incorporated by reference to the Company's Form 10-KSB for the fiscal year ended June 30, 1998

x    Filed herewith.


(b)  Reports on Form 8-K
     -------------------

     The Company did not file any reports on Form 8-K during the quarter ended June 30, 1999.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        PROCYON CORPORATION


                                        By: /s/ John C. Anderson
                                        ------------------------
                                        John C. Anderson, President and acting
                                        Principal Executive, Financial and
                                        Accounting Officer

Date: October 8, 1999

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

      Signature                        Title                          Date
      ---------                        -----                          ----

/s/ John C. Anderson            President and Acting            October 8, 1999
------------------------        Principal Executive, Financial
John C. Anderson                and Accounting Officer


/s/ Chester L. Wallack          Director                        October 12, 1999
-------------------------
Chester L. Wallack


                                Director                        October __, 1999
-------------------------
Fred W. Suggs, Jr.


                                Director                        October __, 1999
----------------------
Alan B. Crane


/s/ Richard T. Thompson         Director                        October 8, 1999
--------------------------
Richard T. Thompson

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Board of Directors
Procyon Corporation
Clearwater, Florida


We have audited the accompanying consolidated balance sheet of Procyon Corporation as of June 30, 1999 and the related statements of operations, stockholders' equity, and cash flows for the years ended June 30, 1999 and 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Procyon Corporation as of June 30, 1999 and the results of its operations and its cash flows for the years ended June 30, 1999 and 1998, in conformity with generally accepted accounting principles.

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




GIUNTA, FERLITA & WALSH, P.A.
Certified Public Accountants

September 21, 1999

PROCYON CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEET
June 30, 1999

ASSETS

CURRENT ASSETS
  Cash                                                              $    90,150
  Accounts receivable, less allowance
    of $500 for doubtful accounts                                         2,619
  Inventories                                                            64,414
                                                                    -----------

                                      TOTAL CURRENT ASSETS              157,183

PROPERTY AND EQUIPMENT, less accumulated
  depreciation of $20,216                                                13,119

OTHER ASSETS                                                              3,066
                                                                    -----------

                                                                    $   173,368
                                                                    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                                  $    54,806
  Accrued salaries                                                       95,502
  Note payable to stockholder                                           214,127
                                                                    -----------

                                 TOTAL CURRENT LIABILITIES              364,435

ADVANCE DEPOSIT ON COMMON STOCK TO BE ISSUED                            642,000

STOCKHOLDERS' EQUITY
  Preferred stock, 496,000,000 shares authorized;
    none issued                                                            --
  Series A cumulative convertible preferred stock
    no par value; 4,000,000 shares authorized;
    811,283 shares issued and outstanding                               767,133
  Common stock, no par value, 80,000,000 shares
    authorized;5,001,455 shares issued and outstanding                2,087,731
  Accumulated deficit                                                (3,687,931)
                                                                    -----------

                                                                       (833,067)
                                                                    -----------

                                                                    $   173,368
                                                                    ===========


The accompanying notes are an integral part of these financial statements.

PROCYON CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended June 30, 1999 and 1998

                                                       1999             1998
                                                       ----             ----

NET SALES                                          $   292,685      $   371,198

COST OF SALES                                           65,032          181,250
                                                   -----------      -----------

GROSS PROFIT                                           227,653          189,948

OPERATING EXPENSES
  Salaries and benefits                                354,146          535,213
  Selling, general and administrative                  440,898          460,049
  Research and development                              10,118           48,122
                                                   -----------      -----------
                                                       805,162        1,043,384
                                                   -----------      -----------

LOSS FROM OPERATIONS                                  (577,509)        (853,436)

OTHER INCOME (EXPENSE)
  Interest income                                          834            4,770
  Interest expense                                     (10,332)          (2,570)
  Loss on sale of property and equipment                  --             (4,223)
                                                   -----------      -----------
                                                        (9,498)          (2,023)
                                                   -----------      -----------

NET LOSS                                              (587,007)        (855,459)

Dividend requirements on preferred stock               (57,269)         (43,120)
                                                   -----------      -----------

Loss applicable to common stock                    $  (644,276)     $  (898,579)
                                                   ===========      ===========

Net loss per common share                          $     (0.13)     $     (0.22)
                                                   ===========      ===========

Weighted average number of common
  shares outstanding                                 4,639,939        4,167,761
                                                   ===========      ===========


The accompanying notes are an integral part of these financial statements.



PROCYON CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Years Ended June 30, 1999 and 1998

                                          Preferred Stock               Common Stock
                                    --------------------------   --------------------------    Accumulated
                                       Shares         Amount          Shares       Amount        Deficit         Total
                                       ------         ------          ------       ------        -------         -----

Balance, June 30, 1997                2,042,000    $ 1,997,850      3,637,920   $   724,196   $(2,245,465)   $   476,581

  Stock issued in connection with
    private placements, net of
    stock issuance costs                100,100        100,100           --            --            --          100,100

  Stock issued for services              31,100         31,100           --            --            --           31,100

  Conversion of preferred stock
    to common stock                    (832,200)      (832,200)       832,200       832,200          --             --

  Net loss                                 --             --             --            --        (855,459)      (855,459)
                                    -----------    -----------    -----------   -----------   -----------    -----------

Balance, June 30, 1998                1,341,000      1,296,850      4,470,120     1,556,396    (3,100,924)      (247,678)

  Stock issued in connection with
    private placements, net of
    stock issuance costs

  Stock issued for services               1,618          1,618           --            --           --            1,618

  Conversion of preferred stock
    to common stock                    (531,335)      (531,335)       531,335       531,335         --             --

  Net loss                                 --             --             --            --       (587,007)      (587,007)
                                    -----------    -----------    -----------   -----------   -----------    -----------

Balance, June 30, 1999                  811,283    $   767,133      5,001,455   $ 2,087,731   $(3,687,931)   $  (833,067)
                                    ===========    ===========    ===========   ===========   ===========    ===========




The accompanying notes are an integral part of these financial statements.

                                      F-4


PROCYON CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended June 30, 1999 and 1998

                                                                          1999         1998
                                                                          ----         ----
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                             $(587,007)   $(855,459)
  Adjustments to reconcile net loss to
    net cash used by operating activities:

    Depreciation                                                           6,392        6,011
    Stock issued for services                                              1,618       31,100
    Loss on sale of property and equipment                                  --          4,223
    Decrease (increase) in:
      Accounts receivable                                                 17,209       35,727
      Inventory                                                          (40,234)      48,177
      Prepaid inventory                                                   93,913         --
      Prepaid expenses                                                      --        (48,535)
      Other assets                                                        (1,010)        (789)
    Increase (decrease) in:
      Accounts payable                                                   (78,953)      83,747
      Accrued salaries                                                   (13,944)      70,974
                                                                       ---------    ---------
                                                  NET CASH (USED) BY
                                                OPERATING ACTIVITIES    (602,016)    (624,824)

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment                                      (3,725)      (7,133)
  Proceeds from disposal of property and equipment                          --          2,000
                                                                       ---------    ---------
                                                  NET CASH (USED) BY
                                                INVESTING ACTIVITIES      (3,725)      (5,133)

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of preferred stock                                 --        100,100
  Proceeds from loan from stockholder                                     53,311      266,316
  Repayment of loan from stockholder                                     (52,500)     (53,000)
  Proceeds from advance deposit to be converted into common stock        642,000         --
  Repayment of advances to employees and stockholder                        --         34,500
                                                                       ---------    ---------
                                                NET CASH PROVIDED BY
                                                FINANCING ACTIVITIES     642,911      347,916
                                                                       ---------    ---------

                                     NET INCREASE (DECREASE) IN CASH      37,070     (282,041)

CASH AT BEGINNING OF PERIOD                                               53,080      335,121
                                                                       ---------    ---------

                                               CASH AT END OF PERIOD   $  90,150    $  53,080
                                                                       =========    =========


The accompanying notes are an integral part of these financial statements.

                                       F-5

PROCYON CORPORATION AND SUBSIDIARY
NOTES TO FINANCIAL STATEMENTS

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Activity
-----------------

Procyon Corporation and its wholly owned subsidiary, Amerx Health Care Corp. ("Amerx") manufacture and market wound care and skin care products primarily in the United States.

Principles of Consolidation
---------------------------

The consolidated financial statements include the accounts of Procyon Corporation and its wholly owned subsidiary, Amerx. All material intercompany accounts and transactions are eliminated. The consolidation was accounted for as a pooling of interest.

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

Concentrations of Credit Risk
-----------------------------

Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents. The Company places its cash and cash equivalents in what it considers to be highly-rated financial institutions and while at times such amounts may exceed federally insured limits, the Company has not experienced any losses from such amounts.

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

Advertising and Marketing
-------------------------

All costs associated with advertising and marketing products are expensed in the year incurred. Advertising and marketing expense was $267,984 in 1999 and $100,146 in 1998.

PROCYON CORPORATION AND SUBSIDIARY
NOTES TO FINANCIAL STATEMENTS

Research and Development
------------------------

Research and development costs consist of expenditures incurred aimed at discovery of new knowledge which will be useful in developing new products or enhancing existing products. The Company expenses all research and development costs as they are incurred. Research and development cost was $10,118 in 1999 and $48,122 in 1998.

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

Fair Value of Financial Instruments
-----------------------------------

The carrying value of cash, accounts receivable, deposits, inventory, accounts payable, and accrued expenses approximate fair value. Note payable to related party is discussed in Note D.

Considerable judgement is necessarily required in interpreting market data to develop the estimates of fair value, and, accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.


NOTE B - GOING CONCERN

As reflected in the accompanying financial statements, the Company has a deficit in stockholders' equity of $833,067 at June 30, 1999 and has incurred net losses of $587,007 and $855,459 for the years ended June 30, 1999 and 1998. In addition, net cash used in operations was $602,016 and $624,824 for the years ended June 30, 1999 and 1998. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Such operating cash deficiency has been funded through proceeds from private preferred stock offerings, loans from the major stockholder and advance deposit on common stock to be issued, the continuance of which is uncertain.

Management plans to meet its operating cash requirements by increasing sales volume. The Company plans to increase sales by increasing its exposure in a greater number of stores and marketing through direct response advertising. The Company recently started its direct response advertising and management is satisfied with the initial results. The ultimate results of these plans cannot be determined at the present time. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.


NOTE C - INVENTORIES

Inventories consisted of the following:
                                                                June 30,
                                                                  1999
                                                                  ----
          Finished Goods                                       $  52,836
          Raw Materials                                           11,578
                                                               ---------
                                                               $  64,414
                                                               ==========

PROCYON CORPORATION AND SUBSIDIARY
NOTES TO FINANCIAL STATEMENTS


NOTE D - RELATED PARTY TRANSACTIONS

At June 30, 1999, the majority stockholder of the Company was owed $110,500 on a non-interest bearing note due June 30, 2000, collateralized by all the assets of the Company. In addition, the majority stockholder of the Company was also owed $103,627 on a line of credit, with interest at 8% per annum, collateralized by the stockholder's personal residence.

NOTE E - COMMITMENTS AND CONTINGENCIES

Operating Leases
----------------

The Company leases its warehouse and certain equipment under operating leases expiring at various dates through 2001. Rent expense under these agreements was approximately $31,000 and $36,000 for the years ended June 30, 1999 and 1998. Future minimum rentals under the operating leases for the years ending June 30, are as follows:

                  2000                         $   7,456
                  2001                             8,082
                                               ---------
                                               $  15,538
                                               =========

Research Contract
-----------------

In September 1997, the Company entered into a contract with a research laboratory to provide services ranging from revision of existing products to development of new products. The contract was for one year with monthly payments of $4,800. The contract also provided for stock incentives for each new product developed and taken to market. The contract was terminated in August, 1998.


NOTE F - ADVANCE DEPOSIT ON COMMON STOCK TO BE ISSUED

In September 1999, an investor converted his investment into common stock. A total investment of $642,000 was converted into 706,200 shares of common stock.


NOTE G - STOCKHOLDER'S EQUITY

During January 1995, the Company's Board of Directors authorized the issuance of up to 4,000,000 shares of Series A Cumulative Convertible Preferred Stock Series A ("Preferred Stock"). The preferred stockholders are entitled to receive, as and if declared by the board of directors, quarterly dividends at an annual rate of $.10 per share of Series A Preferred Stock per annum. Dividends accrue without interest and are cumulative from the date of issuance of the Series A Preferred Stock and are payable quarterly in arrears in cash or publicly traded common stock when and if declared by the board of directors. As of June 30, 1999, no dividends have been declared. Dividends in arrears on the outstanding preferred shares total $200,656 as of June 30, 1999. The preferred stockholders have the right to convert each share of Series A Preferred Stock into one share of the Company's common stock at any time without additional consideration. Each share of Series A Preferred Stock is subject to mandatory conversion into one share of common stock of the Company, effective as of the close of a public offering of the Company's common stock provided, however, that the offering must provide a minimum of $1 million in gross proceeds to the Company and the initial offering price of such common stock must be at least $1 per share. In addition to the rights described above, the holders of the Series A Preferred Stock have voting rights equal to the common stockholders based upon the number of shares of common stock into which the Series A Preferred Stock is convertible. The Company is obligated to reserve an adequate number of shares of its common stock to satisfy the conversion of all of the outstanding Series A Preferred Stock.

PROCYON CORPORATION AND SUBSIDIARY
NOTES TO FINANCIAL STATEMENTS


NOTE H - INCOME TAXES AND AVAILABLE CARRYFORWARDS

The Company's deferred tax asset at June 30, 1999 consists primarily of net operating loss carryforwards which, after the tax effect, amount to approximately $1,140,000. The Company has recorded a valuation allowance equal to 100 percent of the deferred tax asset as the Company was unable to determine that it is more likely than not that the deferred tax asset will be realized. The valuation allowance increased approximately $198,000 from June 30, 1998 to 1999. At June 30, 1999, for income tax purposes, the Company had net operating loss carryforwards of approximately $2,922,000 which expire through 2019.


NOTE I - MAJOR CUSTOMERS AND SUPPLIER

During the year ended June 30, 1999, two individual customers accounted for 44%, and 10% of the Company's net sales. During the year ended June 30, 1998, two individual customers accounted for 61%, and 10% of the Company's net sales.

The Company's manufacturing and packaging activities are performed at a production facility owned and operated by a nonaffiliated pharmaceutical manufacturer. The Company does not have written contracts with the suppliers of raw materials.


NOTE J - SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid for interest for the years ended June 30, 1999 and 1998 was $10,332 and $2,570.

Non-cash investing and financing activities consisted of the following:


          Years Ended June 30,                       1999       1998
          --------------------                       ----       ----
          Preferred stock issued for services $ 1,618 $ 33,100 Conversion of Series A Preferred Stock
           to Common Stock                         $531,335   $ 32,200
          Reduction of trade accounts payable as
           consideration for sale of equipment     $   --     $ 10,281


NOTE K - EMPLOYEE INCENTIVE PLAN

In December, 1998, the Company adopted a 1998 Omnibus Stock Option Plan that provides for the granting of equity-based incentive and other awards to employees and directors of the Company, its subsidiary and selected consultants. The Plan is administered by the Compensation Committee of the Board of Directors. Any employee, directors who are not employees of the Corporation or a subsidiary, and consultants who are not employees or directors of the Corporation are eligible to participate in the Plan. The maximum number of shares of common stock issuable on exercise of options or other awards granted under the Plan is 1,000,000. Non-qualified options granted must have an exercise price not less than 85% of the fair market value of the underlying shares of common stock. Incentive options must have an exercise price not less than 100% of the fair market value of the underlying shares of common stock. The term of the options cannot be more than ten years. Awards may be granted in the form of restricted stock. Awards can also be granted in the form of stock appreciation rights. A stock appreciation right entitles the participant to receive from the Company an amount equal to the positive difference between the fair market value of common stock on the date of exercise of the stock appreciation right and the grant price. None have been issued to date pending a resolution by the Board of Directors on earning requirements.

                                 EXHIBIT INDEX
                                 -------------

Exhibit No.             Document                                       Item No.
-----------             --------                                       --------

   *   3.1     Articles of Incorporation                                   3

   +   3.1.1   Articles of Amendment to Articles of Incorporation          3

   *   3.2     Bylaws                                                      3

   +   4.1     Designation of Series A Preferred Stock                     4

   +   10.4    Loan and Security Agreement, dated as of January 1,
               1995, by and between the Company and Amerx Health Care
               Corp., including Promissory Notes issued thereunder.        10

   o   10.4    Agreement and Plan of Exchange, dated January 31, 1996,
               by and between the Company and Amerx.                       10

   #   10.5    Manufacturing Agreement, dated November 21, 1998.           10

   x   27.1    Financial Data Schedule                                     27

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

# Incorporated by reference to the Company's Form 10-KSB for the fiscal year ended June 30, 1998

x    Filed herewith.