Form 10QSB
period 1999-09-30
PROCYON CORP
filed 1999-11-08
CIK 812306

SECURITIES & EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

               [x] Quarterly Report Under Section 13 or 15 (d) of
                      the Securities Exchange Act of 1934


                  For Quarterly Period Ended September 30, 1999

       [ ] Transition Report Under Section 13 or 18(d) of the Exchange Act

                         Commission File Number: 0-17449


                               PROCYON CORPORATION
                               -------------------
        (Exact Name of Small Business Issuer as specified in its charter)

            COLORADO                                36-0732690
            --------                                ----------
    (State of Incorporation)          (IRS Employer Identification Number)


                        1150 Cleveland Street, Suite 410
                              Clearwater, Fl 33755
                              --------------------
                         (Address of Principal Offices)

                                 (727) 447-2998
                                 --------------
                           (Issuer's Telephone Number)

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


 Common stock, no par value; 5,762,155 shares outstanding as of October 29, 1999

    Transitional Small Business Disclosure Format (check one) Yes [ ] No [x]

                          PART I. FINANCIAL INFORMATION



Item                                                                        Page
                                                                            ----

ITEM 1. FINANCIAL STATEMENTS................................................  3

                           Index to Financial Statements
                           -----------------------------

Financial Statements:

         Consolidated Balance Sheets........................................  3
         Statement of Operations............................................  4
         Statement of Cash Flows ...........................................  5
         Notes to Financial Statements .....................................  6

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS...................  7

                            PART II.OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS...................................................  9

ITEM 2. CHANGES IN SECURITIES ..............................................  9

ITEM 3. DEFAULTS UPON SENIOR SECURITIES ....................................  9

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.................  9

ITEM 5. OTHER INFORMATION ..................................................  9

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K ...................................  9

SIGNATURES..................................................................  9



PROCYON CORP & SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 1999 & JUNE 30, 1999

ASSETS

                                                                   September 30       June 30
Current Assets                                                             1999          1999
                                                                           ----          ----
               Cash & Cash Equivalents                                   17,551        90,150
               Accounts Receivable, less allowances of $500              12,521         2,619
               Inventories                                               50,242        64,414
               Prepaid Expenses                                          27,721


Machinery and Equipment less accumulated
               depreciation of $2,527 and $20,216                        15,517        13,119

Other Assets:
               Deposits                                                   4,342         3,066

                                                                        127,894       173,368

LIABILITIES AND STOCK HOLDERS' EQUITY

Current Liabilities:
               Accounts Payable and
               Accrued expenses                                          63,218        54,806
               Accrued Salaries                                          68,617        95,502
               Loan Payable                                             186,000       214,127
               Advanced Deposit on Common Stock to be issued               --         642,000

Stockholders' equity (Notes 2 & 6)
               Preferred stock, 496,000,000 shares
                        authorized; none issued
               Series A Cumulative Convertible Preferred stock,
                        no par value; 4,000,000 shares authorized;
                        808,783 shares issued and outstanding           764,633       767,133
               Common stock, no par value, 80,000,000 shares
                        authorized; 5,055,955 shares issued and
                        outstanding                                   2,732,231     2,087,731
               Accumulated deficit                                   (3,686,804)   (3,687,931)
Total Stock Holders' Equity                                            (189,940)     (833,067)

                                                                        127,894       173,368

                                       -3-

PROCYON CORPORATION & SUBSIDIARY
CONSOLIDATED STATEMENT OF OPERATIONS
For The Three Months Ended September 30, 1999 and 1998


                                                    Three Months   Three Months
                                                           Ended          Ended
                                                       September      September
                                                             30,            30,
                                                            1999           1998
                                                            ----           ----

Net Sales                                            $   149,419    $    30,437

Cost of Sales                                             20,101          9,607
                                                     -----------    -----------

Gross Profit                                             129,317         20,830

Operating Expenses:
               Salaries and Benefits                      40,068         97,795
               Selling, General and Administrative        85,365         52,312
                                                     -----------    -----------

Total Operating Expenses                                 125,432        150,107
                                                     -----------    -----------

Profit / Loss from Operations                              3,885       (129,277)

Other Income (Expense):
               Interest Expense                           (3,222)        (3,912)
               Interest Income                               470             90
                                                     -----------    -----------

Total Other Income (expense)                              (2,752)        (3,822)
                                                     -----------    -----------

Net Profit                                                 1,133       (133,099)


Dividend requirements on preferred stock                  20,220         26,567
                                                     -----------    -----------

Loss applicable to common stock                      $   (19,087)   $  (159,666)
                                                     ===========    ===========

Net Loss per common share                            $    (0.004)   $     (0.04)
                                                     ===========    ===========

Weighted average number of
               common shares outstanding               5,055,955      4,474,242
                                                     ===========    ===========

PROCYON CORPORATION & SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
For The Three Months Ended September 30, 1999 and 1998


(Increase / Decrease),  in Cash Equivalents

                                                             Three        Three
                                                            Months       Months
                                                             Ended        Ended
                                                         September    September
                                                               30,          30,
                                                              1999         1998
                                                              ----         ----
CASH FLOWS FROM OPERATING ACTIVITIES
Net Profit / Loss                                        $   1,133    $(133,099)
Adjustments to reconcile net income to
               net cash used in operating activities:
                      Depreciation                           2,527        1,572
Changes in operating assets and liabilities
               Accounts Receivable, trade                   (9,902)      18,541
               Inventories                                  14,172      (93,868)
               Deposit on Inventory                              0       88,295
               Prepaid Expenses                            (27,721)        (500)
               Accounts payable and accrued expenses         8,412      (47,420)
               Accrued Salary                              (26,885)       5,539
               Other Assets                                 (1,276)           0
                                                         ---------    ---------

Cash used in Operating Activities                          (39,540)    (160,440)

CASH FLOWS FROM INVESTING ACTIVITIES

               Purchases of machinery and equipment         (4,932)        --
               Payment for Deposit                            --             70
                                                         ---------    ---------

Cash used in investing activities                           (4,932)          70

CASH FLOWS FROM FINANCING ACTIVITIES

               Proceeds from Stock                               0      100,000
               Proceeds from loan from Stockholder         (28,127)      25,000
                                                         ---------    ---------

Cash provided by financing activities                      (28,127)     125,000
                                                         ---------    ---------

Net Increase (decrease) in cash and cash equivalents       (72,599)     (35,369)

Cash and Cash Equivalents, beginning of period              90,150       53,080
                                                         ---------    ---------

Cash and Cash Equivalents, end of period                 $  17,551    $  17,711
                                                         =========    =========

NOTE A - SUMMARY OF ACCOUNTING

     The financial statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations. The Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the Company's audited financial statements for the year ended June 30, 1999. While management believes the procedures followed in preparing these financial statements are reasonable, the accuracy of the amounts are, in some respects, dependent upon the facts that will exist, and procedures that will be implemented by the Company later in the year.

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

NOTE B - INVENTORIES

     Inventories consisted of the following:

                                     September 30,   June 30,
                                     1999            1999
                                     ----            ----
                    Finished Goods   $37,114         $ 7,097
                    Raw Materials    $13,128         $17,083
                                     -------         -------
                                     $50,242         $24,180
                                     =======         =======

NOTE C - RELATED PARTY TRANSACTIONS

     At September 30, 1999, the majority stockholder of the Company was owed $80,627 on a non-interest bearing note due June 30, 2000, collateralized by all the assets of the Company. In addition, the majority stockholder of the company was also owed $105,373 on a line of credit, with interest at 8% per annum, collateralized by the stockholder's personal residence.


NOTE D - COMMITMENTS AND CONTINGENCIES

Operating Leases

     The Company leases office space and certain equipment under operating leases expiring at various dates through 2001. Rent expense under these agreements was approximately $36,000 and $34,900 for the years ended June 30, 1998 and 1997. Future minimum rentals under the operating leases are as follows:

                 Year Ending June 30,

                 2000                               7,456
                 2001                               8,082
                                                ---------
                                                  $15,538
                                                =========

NOTE E - STOCKHOLDER'S EQUITY

     During January 1995, the Company's Board of Directors authorized the issuance of up to 4,000,000 shares of Series A Cumulative Convertible Preferred Stock ("Series A Preferred Stock"). The preferred stockholders are entitled to receive, as and if declared by the board of directors, quarterly dividends at an annual rate of $.10 per share of Series A Preferred Stock per annum. Dividends will accrue without interest, will be cumulative from the date of issuance of the Series A Preferred Stock, and will be payable quarterly in arrears in cash or publicly traded common stock when and if declared by the board of directors. As of September 30, 1999, no dividends have been declared. Dividends in arrears on the outstanding preferred shares total $240,607 as of September 30, 1999. The preferred stockholders have the right to convert each share of Series A Preferred Stock into one share of the Company's common stock at any time without additional consideration. However, each share of Series A Preferred Stock is subject to mandatory conversion into one share of common stock of the Company, effective as of the close of a public offering of the Company's common stock provided, however, that the offering must provide a minimum of $1 million in gross proceeds to the Company and the initial offering price of such common stock must be at least $1 per share. In addition to the rights described above, the holders of the Series A Preferred Stock will have voting rights equal to the common stockholders based upon the number of shares of common stock into which the Series A Preferred Stock is convertible. The Company is obligated to reserve shares of its common stock adequate to satisfy the conversion of all the outstanding Series A Preferred Stock.

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

Liquidity and Capital Resources

     As of September 30, 1999, the Company's principal sources of liquidity included cash and cash equivalents of approximately $17,551, inventories of $50,242, and net accounts receivable of $12,521. The Company had negative working capital of $237,521 and no long term debt at September 30, 1999.

     Cash and cash equivalents decreased from $90,150 as of June 30, 1999 to $17,551 for the three months ended September 30, 1999. Operating activities used cash of $39,540 during the period, consisting primarily of prepaid expenses and reduction of accrued salaries of $54,606. Cash provided by financing activities was $(28,127) as compared to $125,000 for the corresponding period in 1998. During the period, holders of 2,500 shares of Preferred Stock converted their shares to Common Stock.

     At September 30, 1999 the Company had no commitments for capital expenditures.

     The Company has deferred tax assets with a 100% valuation allowance at September 30, 1999. Management is not able to determine if it is more likely than not that the deferred tax assets will be realized.

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

Results of Operations

     Comparison of Three Months Ended September 30, 1999 and 1998.

     Net sales during the quarter ended September 30, 1999 were $ 149,419 as compared to $ 30,437 in the quarter ended September 30,1998 a increase of $ 118,982, or 491%.

     Gross profit during the quarter ended September 30, 1999, was $ 129,317, as compared to $20,830 during the quarter ended September 30, 1998, an increase of $108,487, or 620%. As a percentage of net sales, gross profit was 87% in the quarter ended September 30, 1999, as compared to 68% for the corresponding quarter in 1998.

     Operating expenses during the quarter ended September 30, 1999 were $ 125,432, consisting of $40,068 in salaries and benefits and $85,365 in selling, general and administrative expenses. This compares to operating expenses during the quarter ended September 30, 1998 of $150,107 consisting of $97,795 in salaries and benefits, and $52,312 in selling, general and administrative expenses. The Company expects expenses to rise somewhat as sales increase over the remainder of the fiscal year.

     The Company achieved an operating profit of $ 3,885 for the quarter ended September 30, 1999 as compared to an operating loss of $129,277 for the corresponding quarter in 1998. Achieving an operating profit was primarily due to increased sales. Net Profit (before dividend requirements for Preferred Shares) was $ 1,133 during the quarter ended September 30, 1999 as compared to a net loss of $133,099 during the quarter ended September 30, 1998.

     The Company received a Medicare Part B reimbursement code at the end of September, 1998, for the Amerigel(R) Wound Dressing. This enabled the Company to initiate a more aggressive selling effort to institutional customers such as nursing homes and home health care organizations. Sales have begun to increase in certain of these markets in the southeast United States.

     During the quarter ended December 31, 1998, the Company initiated a test sale market with a large national chain. During the quarter ending March 31, 1999, the test was concluded successfully. Management had anticipated a national rollout resulting from the test but the chain wanted more testing which was initiated in three states during the month of April 1999. If sales results are positive, management expects to expand into more states with this chain. The Company did gain a commitment from a drug store chain to begin stocking its Amerigel(R) Ointment Wound Dressing in all 3,000 stores of the chain. Initial stocking began during the fourth quarter of fiscal 1999, and was completed in August 1999.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Not Applicable.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     (a)  Not Applicable.

     (b)  Not Applicable.

     (c) In September 1999, an accredited investor converted an investment of $642,000 made in fiscal 1999 into a total of 706,200 shares of Common Stock. The Company did not publicly offer the securities and relied on
          Section 4(a) of the Securities Act of 1933, as amended for exemption from the registration requirements of that Act.

     (d)  Not Applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable.

ITEM 5. OTHER INFORMATION

Not Applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibit 27- Financial Data Schedule

     (b)  None


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

                                             PROCYON CORPORATION



November 2, 1999                             By: /s/ John C. Anderson
----------------                             ------------------------
Date                                         John C. Anderson, President
                                             and Chief Financial Officer