Form 10QSB
period 1999-12-31
PROCYON CORP
filed 2000-02-15
CIK 812306

SECURITIES & EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

                   [x] Quarterly Report Under Section 13 or 15
                   (d) of the Securities Exchange Act of 1934


                  For Quarterly Period Ended December 31, 1999

       [ ] Transition Report Under Section 13 or 18(d) of the Exchange Act

                         Commission File Number: 0-17449


                               PROCYON CORPORATION
         ---------------------------------------------------------------
        (Exact Name of Small Business Issuer as specified in its charter)

       COLORADO                                         36-0732690
 ----------------------                      ----------------------------------
(State of Incorporation)                    (IRS Employer Identification Number)


                        1150 Cleveland Street, Suite 410
                              Clearwater, Fl 33755
                          ----------------------------
                         (Address of Principal Offices)

                                 (727) 447-2998
                            -------------------------
                           (Issuer's Telephone Number)

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


 Common stock, no par value 5,813,655 shares outstanding as of February 8, 2000

    Transitional Small Business Disclosure Format (check one) Yes [ ] No [x]

                          PART I. FINANCIAL INFORMATION



Item                                                                    Page
----                                                                    ----

ITEM 1. FINANCIAL STATEMENTS............................................ 3

                          Index to Financial Statements
                          -----------------------------

Financial Statements:

         Consolidated Balance Sheets...................................  3
         Statement of Operations.......................................  4
         Statement of Cash Flows ......................................  5
         Notes to Financial Statements ................................  6

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS..............  7

                            PART II.OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS..............................................  9

ITEM 2. CHANGES IN SECURITIES .........................................  9

ITEM 3. DEFAULTS UPON SENIOR SECURITIES ...............................  9

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............  9

ITEM 5. OTHER INFORMATION .............................................  9

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K ..............................  9

SIGNATURES.............................................................  9




PROCYON CORP & SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1999 & JUNE 30, 1999

ASSETS

                                                                           December 31,             June 30,
                                                                               1999                  1999
                                                                           ------------           ----------
Current Assets                                                              (unadited)             (audited)

             Cash & Cash Equivalents                                       ($    3,364)           $    90,150
             Accounts Receivable, less allowances
                     of $500                                                    12,835                  2,619
             Inventories                                                        81,648                 64,414
             Deposit on Inventory                                               11,625                      0
             Prepaid Expenses                                                   30,336                      0
                                                                           -----------            -----------
             TOTAL CURRENT ASSETS                                              133,081                157,183


Machinery and Equipment less accumulated
             depreciation of $26,172 and $20,216                                13,749                 13,119

Other Assets:
             Deposits                                                            4,454                  3,066
                                                                           -----------            -----------

                                                                           $   151,284            $   173,368
                                                                           ===========            ===========

LIABILITIES AND STOCK HOLDERS' EQUITY

Current Liabilities:
             Accounts Payable                                              $    96,316            $    54,806
             Accrued Salaries                                                   32,887                 95,502
             Loan Payable                                                      316,000                214,127
                                                                           -----------            -----------
                     Total Current Liabilities                                 445,203                364,435

             Advanced Deposit on Common Stock to be issued                           0                642,000

Stockholders' equity (Notes 2 & 6)
             Preferred stock, 496,000,000 shares
                     authorized; none issued
             Series A Cumulative Convertible Preferred stock,
                     no par value; 4,000,000 shares authorized;
                     787,283 shares issued and outstanding                     764,633                767,133
             Common stock, no par value, 80,000,000 shares
                     authorized; 5,772,155 shares issued and
                     outstanding                                             2,732,231              2,087,731
             Accumulated deficit                                            (3,790,783)            (3,687,931)
                                                                           -----------            -----------
Total Stockholders' Equity                                                    (293,919)              (833,067)
                                                                           -----------            -----------

                                                                           $   151,284            $   173,368
                                                                           ===========            ===========

                        Note: Taken from the audited balance sheet at that date






PROCYON CORPORATION & SUBSIDIARY
CONSOLIDATED STATEMENT OF OPERATIONS
ThreeMonths Ended December 31, 1999 and 1998
Six Months Ended December 31, 1999 and 1998



                                                       Three Months      Three Months       Six Months        Six Months
                                                          Ended              Ended            Ended             Ended
                                                       December 31,      December 31,      December 31,      December 31,
                                                          1999               1998              1999              1998
                                                       -----------       -----------       -----------       -----------

Net Sales                                              $   105,232       $    43,952       $   254,868       $    74,369

Cost of Sales                                               14,531            11,429            34,632            21,034
                                                       -----------       -----------       -----------       -----------

Gross Profit                                                90,702            32,523           220,236            53,335

Operating Expenses:
             Salaries and Benefits                          41,339            96,757            84,300           194,552
             Selling, General and Administrative           146,839            76,783           232,119           130,584
                                                       -----------       -----------       -----------       -----------

Total Operating Expenses                                   188,178           173,540           316,419           325,136
                                                       -----------       -----------       -----------       -----------

Loss from Operations                                       (97,477)         (141,017)          (96,183)         (271,802)

Other Income (Expense):
             Interest Expense                               (3,703)           (4,310)           (6,925)           (8,223)
             Interest Income                                     9                99               262               188

Total Other Income (expense)                                (3,693)           (4,212)           (6,663)           (8,035)

Net Loss                                                  (101,170)         (145,229)        (102,8460          (279,836)
Dividend requirements on preferred stock                    20,220            32,117            40,439            58,683

Loss applicable to common stock                        ($  121,390)      ($  177,346)      ($  143,285)      ($  338,519)
                                                       ===========       ===========       ===========       ===========

Basic Loss per common share                            ($     0.02)      ($     0.04)      ($     0.03)      ($     0.08)

Diluted Loss per comon share                           ($     0.02)      ($     0.03)      ($     0.03)      ($     0.05)

Weighted average number of
             common shares outstanding                   5,772,155         4,474,242         5,360,822         4,474,242
                                                       ===========       ===========       ===========       ===========







PROCYON CORPORATION & SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
Six Months Ended December 31, 1999 and 1998

(Increase / Decrease), in Cash Equivalents

                                                                  Six Months               Six Months
                                                                    Ended                    Ended
                                                                 December 31,             December 31,
                                                                    1999                     1998
                                                                 -----------              -----------
                                                                 (unaudited)              (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES

Net Loss                                                         ($102,853)               ($279,836)
Adjustments to reconcile net income to
             net cash used in operating activities:
                   Depreciation                                      5,956                    2,325
Changes in operating assets and liabilities
             Accounts Receivable, trade                            (10,216)                  19,752
             Inventories                                           (17,234)                (101,481)
             Prepaid Expenses                                      (30,336)                  (2,200)
             Deposits                                               (1,388)                      38
             Deposit on Inventory                                  (11,625)                  93,913
             Accounts payable and accrued expenses                 (21,105)                 (50,354)
                                                                 ---------                ---------

Cash used in Operating Activities                                 (188,801)                (317,843)

CASH FLOWS FROM INVESTING ACTIVITIES

             Purchase of Property & Equipment                       (6,586)                       0

Cash used in investing activities                                   (6,586)                       0

CASH FLOWS FROM FINANCING ACTIVITIES

             Long Term Loans                                       101,873                   75,000
             Proceeds from subscriptions receivable                      0                  250,000
             Cumulative Convertible Preferred Stock                      0                        0
                                                                 ---------                ---------

Cash provided by financing activities                              101,873                  325,000
                                                                 ---------                ---------

Net Increase (decrease) in cash and cash equivalents               (93,514)                   7,157

Cash and Cash Equivalents, beginning of period                      90,150                   53,080
                                                                 ---------                ---------

Cash and Cash Equivalents, end of period                         ($  3,364)               $  60,237
                                                                 =========                =========


NON - CASH TRANSACTIONS

             Proceeds from advance deposit to be
             converted into common stock                          (642,000)
             Proceeds from issuance of common stock                642,000


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

     Management of the Company is of the opinion that the accompanying unaudited condensed financial statements prepared in conformity with generally accepted accounting principles, which require the use of management estimates, contain all adjustments ( including normal recurring adjustments ) necessary to present fairly the operations and cash flows for the periods presented and to make the financial statements not misleading.

NOTE B - INVENTORIES

     Inventories consisted of the following:

                                             December 31,     June 30,
                                             1999             1999
                                             --------         --------
               Finished Goods                $ 40,081         $  7,097
               Raw Materials                 $ 41,567         $ 17,083
                                             --------         --------
                                             $ 81,648         $ 24,180
                                             ========         ========

NOTE C -  RELATED PARTY TRANSACTIONS

     At December 31, 1999, the president of the Company who is the majority stockholder of the Company, was owed $105,373 on a non-interest bearing note due June 30, 2000, collateralized by all the assets of the Company. He was also owed $200,627 on a line of credit, with interest at 8% per annum, collateralized by the stockholder's personal residence.


NOTE D -  COMMITMENTS AND CONTINGENCIES

Operating Leases

     The Company leases office space and certain equipment under operating leases expiring at various dates through 2001. Rent expense under these agreements was approximately $36,000 and $34,900 for the years ended June 30, 1998 and 1997. Future minimum rentals under the operating leases are as follows:

                 Year Ending June 30,

                 2000                                           7,456
                 2001                                           8,082
                                                            ---------
                                                            $  15,538
                                                            =========

NOTE E -  STOCKHOLDER'S EQUITY

     During January 1995, the Company's Board of Directors authorized the issuance of up to 4,000,000 shares of Series A Cumulative Convertible Preferred Stock ("Series A Preferred Stock"). The preferred stockholders are entitled to receive, as and if declared by the board of directors, quarterly dividends at an annual rate of $.10 per share of Series A Preferred Stock per annum. Dividends will accrue without interest, will be cumulative from the date of issuance of the Series A Preferred Stock, and will be payable quarterly in arrears in cash or publicly traded common stock when and if declared by the board of directors. As of December 31, 1999, no dividends had been declared. Dividends in arrears on the outstanding preferred shares total $260,827 as of December 31, 1999. The preferred stockholders have the right to convert each share of Series A Preferred Stock into one share of the Company's common stock at any time without additional consideration. However, each share of Series A Preferred Stock is subject to mandatory conversion into one share of common stock of the Company, effective as of the close of a public offering of the Company's common stock provided, however, that the offering must provide a minimum of $1 million in gross proceeds to the Company and the initial offering price of such common stock must be at least $1 per share. In addition to the rights described above, the holders of the Series A Preferred Stock will have voting rights equal to the common stockholders based upon the number of shares of common stock into which the Series A Preferred Stock is convertible. The Company is obligated to reserve shares of its common stock adequate to satisfy the conversion of all the outstanding Series A Preferred Stock.

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

     Year 2000 Compliance. The Company was cognizant of the Year 2000 issues associated with the programming code in computer system. In preparation for the Year 2000, the Company conducted a review of its systems that could be affected by the Year 2000 problems and implemented all changes necessary to make those systems Year 2000 compliant. As of February 14, 2000, the Company had not experienced, nor does it expect to experience, any disruption related to Year 2000 problems in the operation of its systems. To the best knowledge of the Company, none of the material vendors and financial institutions with which the Company has a relationship experienced any failures or disruptions in their computer systems caused by the Year 2000.

     Although most Year 20000 related problems should have become evident on January 1, 2000 some problems may arise later. For example, some software programs may have difficulty resolving the so-called "century leap year" algorithm which will also occur during the Year 2000. The Company does not expect any material adverse effects from any remaining Year 2000 issues which could arise nor does it anticipate expending any additional funds on Year 2000 compliance issues.

Liquidity and Capital Resources

     As of December 31, 1999, the Company's principal sources of liquidity included inventories of $81,648, and net accounts receivable of $12,835. The Company had negative working capital of $402,845 and no long term debt at December 31, 1999.

     Cash and cash equivalents decreased from $90,150 as of June 30, 1999 to $(3,364) for the six months ended December 31, 1999. Operating activities used cash of $188,801 during the period, consisting primarily of prepaid expenses and reduction of accrued salaries of $51,441. Cash provided by financing activities was $101,873 as compared to $325,000 for the corresponding period in 1998. During the period, holders of 2,500 shares of Preferred Stock converted their shares to Common Stock.

     At December 31, 1999 the Company had no commitments for capital expenditures.

     The Company has deferred tax assets with a 100% valuation allowance at December 31, 1999. Management is not able to determine if it is more likely than not that the deferred tax assets will be realized.

     The Company has incurred losses since its inception and has been dependent upon equity financing and shareholder loans to fund working capital needs. The Company has made significant progress this past quarter with respect to sales of its products and management is attempting to raise capital through private equity placement so that it can increase spending on marketing and take advantage of the sales opportunities that have been created.

Results of Operations

     Comparison of Three Months Ended December 31, 1999 and 1998.

     Net sales during the quarter ended December 31, 1999 were $ 105,232 as compared to $ 43,952 in the quarter ended December 31, 1998 a increase of $ 61,280, or 139%. Sales for the quarter increased compared to the corresponding quarter as a result of increased direct advertising.

     Gross profit during the quarter ended December 31, 1999, was $ 90,702, as compared to $32,523 during the quarter ended December 31, 1998, an increase of $58,179, or 178%. As a percentage of net sales, gross profit was 86% in the quarter ended December 31, 1999, as compared to 74% for the corresponding quarter in 1998. Increase in gross profit and improved margins for the quarter was due in part to the change in the contract manufacture used for the manufacturing of the Amerigel product line.

     Operating expenses during the quarter ended December 31, 1999 were $188,178, consisting of $41,339 in salaries and benefits and $146,839 in selling, general and administrative expenses. This compares to operating expenses during the quarter ended December 31, 1998 of $173,540 consisting of $96,757 in salaries and benefits, and $76,783 in selling, general and administrative expenses. The Company expects expenses to rise somewhat and sales to increase over the remainder of the fiscal year as the company intends to continue its direct advertising campaign.

     The Company had an operating loss of $ 97,477 for the quarter ended December 31, 1999 as compared to $141,017 for the corresponding quarter in 1998. Net loss (before dividend requirements for Preferred Shares) was $ 101,170 during the quarter ended December 31, 1999 as compared to a net loss of $145,229 during the quarter ended December 31, 1998.

     The Company did obtain a commitment from a drug store chain to begin stocking its Amerigel(R) Ointment Wound Dressing in all 3,000 stores of the chain. Initial stocking began during the fourth quarter of fiscal 1999, and was completed in August 1999. No significant sales from restocking, in these chain stores occurred in the current quarter.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Not Applicable.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

         (a)      Not Applicable.

         (b)      Not Applicable.

         (c)      Not Applicable.

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

                                          PROCYON CORPORATION



February 15, 2000                     By:  /s/ John C. Anderson
-----------------                          -------------------------------------
Date                                  John C. Anderson, President an
                                      Chief Financial Officer