Form 10QSB
period 2000-03-31
PROCYON CORP
filed 2000-05-15
CIK 812306

SECURITIES & EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

[x] Quarterly Report Under Section 13 or 15 (d) of the Securities Exchange Act of 1934


                    For Quarterly Period Ended March 31, 2000

[ ] Transition Report Under Section 13 or 18(d) of the Exchange Act

                         Commission File Number: 0-17449


                               PROCYON CORPORATION
         ---------------------------------------------------------------
        (Exact Name of Small Business Issuer as specified in its charter)

        COLORADO                                         36-0732690
 -----------------------                     ----------------------------------
 (State of Incorporation)                   (IRS Employer Identification Number)


                        1150 Cleveland Street, Suite 410
                              Clearwater, Fl 33755
                        --------------------------------
                         (Address of Principal Offices)

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


   Common stock, no par value; 7,446,155 shares outstanding as of May 10, 2000

Transitional Small Business Disclosure Format (check one) Yes [ ] No [x]

                         PART I. FINANCIAL INFORMATION

Item                                                                 Page
----                                                                 ----

ITEM 1. FINANCIAL STATEMENTS.......................................   2

                           Index to Financial Statements
                           -----------------------------

Financial Statements:

         Independent Auditor's Report .............................    2
         Consolidated Balance Sheets...............................    3
         Statements of Operations..................................    4
         Statements of Cash Flows..................................    5
         Notes to Financial Statements.............................    6

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS..........    8

                            PART II.OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS..........................................    9

ITEM 2. CHANGES IN SECURITIES .....................................    9

ITEM 3. DEFAULTS UPON SENIOR SECURITIES ...........................    9

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS........    9

ITEM 5. OTHER INFORMATION .........................................    9

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K ..........................   10

SIGNATURES.........................................................   10

PART I.  FINANCIAL STATEMENTS
ITEM 1.  FINANCIAL STATEMENTS


Board of Directors
Procyon Corporation and Subsidiary
Clearwater, Florida


We have reviewed the accompanying consolidated balance sheet of Procyon Corporation and Subsidiary as of March 31, 2000, and the related statements of income and cash flows for the three-month periods ended March 31, 2000 and 1999. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modification that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles.

We previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of June 30, 1999, and the related consolidated statements of income and cash flows for the year then ended (not presented herein), and in our report dated September 21, 1999, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of June 30, 1999, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.




GIUNTA, FERLITA & WALSH, P.A.
Certified Public Accountants


May 10, 2000



PROCYON CORPORATION & SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2000 & JUNE 30, 1999

ASSETS


                                                                  March 31,        June 30,
                                                                    2000            1999
                                                                 ----------      ----------
Current Assets                                                   (unaudited)      (audited)

           Cash & Cash Equivalents                               $   554,557     $    90,150
           Accounts Receivable, less allowances
           of $500                                                     6,235           2,619
           Inventories                                               100,494          64,414
                                                                 -----------     -----------
                 Total Current Assets                                661,286         157,183

Machinery and Equipment less accumulated
           depreciation of $26,280 and $20,216                        13,457          13,119


OTHER ASSETS                                                          55,014           3,066
                                                                 -----------     -----------

                                                                 $   729,757     $   173,368
                                                                 ===========     ===========

LIABILITIES AND STOCK HOLDERS' EQUITY

Current Liabilities:
           Accounts Payable                                      $    72,240     $    54,806
           Accrued Salaries                                           17,545          95,502
           Loan Payable                                                 --           214,127
                                                                 -----------     -----------
                 Total Current Liabilities                            89,785         364,435

           Advanced Deposit on Stock                                    --           642,000

Stockholders' equity (Notes 2 & 6)
           Preferred stock, 496,000,000 shares
                 authorized; none issued
           Series A Cumulative Convertible Preferred stock,
                 no par value; 4,000,000 shares authorized;
                 734,783 shares issued and outstanding               690,633         767,133
           Common stock, no par value, 80,000,000 shares
                 authorized; 7,394,155 shares issued and
                 outstanding                                       3,816,231       2,087,731
           Accumulated deficit                                    (3,866,892)     (3,687,931)
Total Stockholders' Equity                                           639,972        (833,067)
                                                                 -----------     -----------

                                                                 $   729,757     $   173,368
                                                                 ===========     ===========

           See accompaning notes

PROCYON  CORPORATION & SUBSIDIARY
CONSOLIDATED  STATEMENTS OF OPERATIONS
Three Months Ended March 31, 2000 and 1999
Nine Months Ended March 31, 2000 and 1999



                                                        Three Months        Three Months       Nine Months        Nine Months
                                                           Ended               Ended              Ended              Ended
                                                          March 31,           March 31,          March 31,         March 31,
                                                             2000                1999              2000               1999
                                                          ----------         ----------         ----------         ----------
                                                          (unaudited)        (unaudited)        (unaudited)        (unaudited)

Net Sales                                                 $   212,152        $    68,795        $   466,803        $   143,163

Cost of Sales                                                  24,123             12,656             68,424             33,690
                                                          -----------        -----------        -----------        -----------

Gross Profit                                                  188,029             56,139            398,379            109,473

Operating Expenses:
           Salaries and Benefits                               51,646             78,810            148,285            273,362
           Selling, General and Administrative                176,083            103,345            413,709            233,929
                                                          -----------        -----------        -----------        -----------

Total Operating Expenses                                      227,729            182,155            561,994            507,291
                                                          -----------        -----------        -----------        -----------

Loss from Operations                                          (39,700)          (126,016)          (163,615)          (397,818)

Other Income (Expense):
           Interest Expense                                    (8,880)            (4,013)           (15,828)           (12,235)
           Interest Income                                          3                483                482                671
                                                          -----------        -----------        -----------        -----------

Total Other Income (expense)                                   (8,877)            (3,530)           (15,346)           (11,564)
                                                          -----------        -----------        -----------        -----------

Net Loss                                                      (48,577)          (129,546)          (178,961)          (409,382)
Dividend requirements on preferred stock                       (6,755)           (36,144)           (94,827)           (36,144)
                                                          -----------        -----------        -----------        -----------

Loss applicable to common stock                           ($   55,333)       ($  165,690)       ($  273,788)       ($  445,526)
                                                          ===========        ===========        ===========        ===========

Basic Loss per common share                               ($     0.01)       ($     0.05)       ($     0.05)       ($     0.12)

Diluted Loss per common share                             ($     0.01)       ($     0.05)       ($     0.05)       ($     0.12)

Weighted average number of
           common shares outstanding                        5,757,385          3,637,920          5,244,077          3,637,920
                                                          ===========        ===========        ===========        ===========


           See accompaning notes










PROCYON CORPORATION & SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine Months Ended March 31, 2000 and 1999

(Increase / Decrease),  in Cash Equivalents

                                                                     Nine Months               Nine Months
                                                                        Ended                     Ended
                                                                      March 31,                 March 31,
                                                                         2000                     1999
                                                                     ----------               ------------
                                                                     (unaudited)               (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES

Net Loss                                                             ($  178,961)             ($  409,382)
Adjustments to reconcile net income to
             net cash used in operating activities:
                   Depreciation                                            6,063                    6,284
                   Common Stock Issued for Services                       10,000

Changes in operating assets and liabilities
             Accounts Receivable, trade                                   (3,616)                 (16,352)
             Inventories                                                 (36,080)                 (90,050)
             Other Assets                                                 (6,888)                  (3,794)
             Deposit on Inventory                                           --                     93,913
             Prepaid Expenses                                            (45,060)                    --
             Accounts Payable                                             17,434                  (70,943)
             Accrued Expenses                                            (77,957)                    --
                                                                     -----------              -----------

Cash used in Operating Activities                                       (315,065)                (490,324)

CASH FLOWS FROM INVESTING ACTIVITIES

             Purchase of Property & Equipment                             (6,401)                    --
                                                                     -----------              -----------

Cash used in investing activities                                         (6,401)                    --

CASH FLOWS FROM FINANCING ACTIVITIES

             Proceeds from Long Term Loans                               251,000
             Repayment on Long Term Loans                               (465,127)                 188,311
             Proceeds from Subscriptions Receivable                         --                    250,000
             Proceeds from Issuance of Common Stock                    1,000,000                     --
                                                                     -----------              -----------

Cash provided by financing activities                                    785,873                  438,311
                                                                     -----------              -----------

Net Increase (decrease) in cash and cash equivalents                     464,407                  (52,013)

Cash and Cash Equivalents, beginning of period                            90,150                   53,080
                                                                     -----------              -----------

Cash and Cash Equivalents, end of period                             $   554,557              $     1,067
                                                                     ===========              ===========

Non Cash Transactions

Preferred Shares converted to Common Shares                          $    76,500
Advanced Deposits converted to Common Shares                         $   642,000

             See accompaning notes


                                       5

NOTE A - SUMMARY OF ACCOUNTING

     The financial statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations. The Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the Company's audited financial statements dated June 30, 1999. While management believes the procedures followed in preparing these financial statements are reasonable, the accuracy of the amounts are, in some respects, dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year.

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

NOTE B - INVENTORIES

     Inventories consisted of the following:

                                                    March 31        June 30,
                                                    2000            1999
                                                    --------        --------

              Finished Goods                        $ 42,544        $ 52,836
              Raw Materials                         $ 57,950        $ 11,578
                                                    --------        --------
                                                    $100,494        $ 64,414
                                                    ========        ========

NOTE C -  COMMITMENTS AND CONTINGENCIES

Operating Leases

     The Company leases office space and certain equipment under operating leases expiring at various dates through 2001. Future minimum rentals under the operating leases are as follows:

             Year Ending June 30,

                      2000                                    4,425
                      2001                                    4,325
                                                          ---------
                                                          $   8,750
                                                          =========

NOTE D -  STOCKHOLDERS' EQUITY

     During January 1995, the Company's Board of Directors authorized the issuance of up to 4,000,000 shares of Series A Cumulative Convertible Preferred Stock ("Series A Preferred Stock"). The preferred stockholders are entitled to receive, as and if declared by the board of directors, quarterly dividends at an annual rate of $.10 per share of Series A Preferred Stock per annum. Dividends will accrue without interest and will be cumulative from the date of issuance of the Series A Preferred Stock and will be payable quarterly in arrears in cash or publicly traded common stock when and if declared by the board of directors. As of March 31, 2000, no dividends have been declared. Dividends in arrears on the outstanding preferred shares total $254,071 as of March 31, 2000. The preferred stockholders have the right to convert each share of Series A Preferred Stock into one share of the Company's common stock at any time without additional consideration. However, each share of Series A Preferred Stock is subject to mandatory conversion into one share of common stock of the Company, effective as of the close of a public offering of the Company's common stock provided, however, that the offering must provide a minimum of $1 million in gross proceeds to the Company and the initial offering price of such common stock must be at least $1 per share. In addition to the rights described above, the holders of the Series A Preferred Stock will have equal voting rights as the common stockholders based upon the number of shares of common stock into which the Series A Preferred Stock is convertible. The Company is obligated to reserve an adequate number of shares of its common stock to satisfy the conversion of all the outstanding Series A Preferred Stock.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

     The following discussion and analysis should be read in conjunction with the unaudited Condensed Financial Statements and Notes thereto appearing elsewhere in this report.

     "Safe Harbor" Statement under the Private Securities Litigation reform Act of 1995

     This Report on Form 10-QSB, including Management's Discussion and Analysis, contains forward-looking statements. When used in this report, the words "may", "will", "expect", "anticipate", "continue", "estimate", "project", "intend", "believe", and similar expressions, variations of these words or the negative of those word are intended to identify forward - looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 regarding events, conditions and financial trends including, without limitation, business conditions in the skin and wound care market and the general economy, competitive factors, changes in product mix, production delays, manufacturing capabilities, and otherwise or uncertainties detailed in other of the Company's Securities and Exchange Commission filings. Such statements are based on management's current expectations and are subject to risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, the Company's actual plan of operations, business strategy, operating results and financial position could differ materially from those expressed in, or implied by, such forward looking statements.

     Year 2000 Compliance. The Company was cognizant of the Year 2000 issues associated with the programming code in computer system. In preparation for the Year 2000, the Company conducted a review of its systems that could be affected by the Year 2000 problems and implemented all changes necessary to make those systems Year 2000 compliant. As of May 10, 2000, the Company had not experienced, nor does it expect to experience, any disruption related to Year 2000 problems in the operation of its systems. To the best knowledge of the Company, none of the material vendors and financial institutions with which the Company has a relationship experienced any failures or disruptions in their computer systems caused by the Year 2000.

     Although most Year 2000 related problems should have become evident on January 1, 2000 some problems may arise later. For example, some software programs may have difficulty resolving the so-called "century leap year" algorithm which will also occur during the Year 2000. The Company does not expect any material adverse effects from any remaining Year 2000 issues which could arise nor does it anticipate expending any additional funds on Year 2000 compliance issues.

Liquidity and Capital Resources

     As of March 31, 2000, the Company's principal sources of liquidity included cash and cash equivalents of approximately $554,557, inventories of $100,494 and net accounts receivable of $6,235. The Company had net working capital of $571,501, and no long term debt at March 31, 2000.

     During the nine months ended March 31, 2000, cash and cash equivalents increased from $90,150 as of June 30, 1999 to $554,557. Largely in part to increased sales and investment into the company through sale of the Company's Common Stock. Operating activities used cash of $315,065 during the period, consisting primarily of a net loss of $178,961. Cash provided by financing activities was $785,873 as compared to $438,311 for the corresponding period in 1999. During the period, holders of 76,500 shares of Preferred Stock converted their shares to Common Stock.

     At March 31, 2000 the Company had no commitments for capital expenditures.

     The Company has deferred tax assets with a 100% valuation allowance at March 31, 2000. Management is not able to determine if it is more likely than not that the deferred tax assets will be realized.

Results of Operations

     Comparison of Three Months Ended March 31, 2000 and 1999.

     Net sales during the quarter ended March 31, 2000 were $212,152 as compared to $68,795 in the quarter ended March 31,1999 an increase of $143,357, or 208%.

     Gross profit during the quarter ended March 31, 2000, was $188,029 as compared to $56,139 during the quarter ended March 31, 1999, an increase of $131,890, or 235%. As a percentage of net sales, gross profit was 89% in the quarter ended March 31, 2000, as compared to 82% in the corresponding quarter in 1999.

     Operating expenses during the quarter ended March 31, 2000 were $227,729, consisting of $51,646 in salaries and benefits and $176,083 in selling, general and administrative expenses. This compares to operating expenses during the quarter ended March 31, 1999 of $182,155 consisting of $78,810 in salaries and benefits, and $103,345 in selling, general and administrative expenses. The Company expects expenses to rise somewhat as sales increase over the remainder of the fiscal year.

     The Company incurred an operating loss of $39,700 in the quarter ended March 31, 2000 as compared to an operating loss of $126,016 in the corresponding quarter in 1999. The decrease in operating loss was primarily due to increased sales. Net loss (before dividend requirements for Preferred Shares) was $48,577 during the quarter ended March 31, 2000 as compared to $129,546 during the quarter ended March 31, 1999.

     Management is continuing its efforts to raise additional funding through a private equity placement. The funds will be used to support advertising and it is hoped that the funding effort will be concluded during the quarter.


PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Not Applicable.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

(a)      Not Applicable.

(a)      Not Applicable.

(c)      Not Applicable.

(d)      Not Applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable.

ITEM 5. OTHER INFORMATION

Not Applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibit 27 - Financial Data Schedule

         (b)      None





                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.


                          PROCYON CORPORATION



May 12, 1999              By:      /s/ John C. Anderson
------------              ------------------------------------------------------
Date                     John C. Anderson, President and Chief Financial Officer