Form 10KSB
period 2000-06-30
PROCYON CORP
filed 2000-09-28
CIK 812306

FORM 10-KSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
(Mark One)

[X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
       ACT OF 1934          For the fiscal year ended June 30, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED] for the transition period from _______________ to __________________

                         Commission file number 0-17449

                               PROCYON CORPORATION
                 (Name of small business issuer in its charter)

                   Colorado                            59-3280822
       (State or other jurisdiction of              (I.R.S. Employer
       incorporation or organization)             Identification Number)

       1150 Cleveland Street, Suite 410
             Clearwater, Florida                         33755
   (Address of principal executive offices)           ( Zip Code)

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

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ]

State Issuer's revenues for its most recent fiscal year: $702,855

The aggregate market value of the 3,496,805 shares of Common Stock held by non-affiliates was $1,857,852 on September 26, 2000 based on the average bid and asked price of $.5313 on such date. As of September 26, 2000, 7,813,005 shares of the issuer's Common Stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

The information required by Part III of this annual report is incorporated by reference to the registrant's definitive proxy statement if filed with the Commission on or before October 28, 2000. If such proxy statement is not filed by such date, the information required by Part III of this annual report will be filed with the Commission as an amendment to this Form 10-KSB under cover of Form 10-KSB/A, not later than October 28, 2000.

Transitional Small Business Disclosure Format: Yes    No X
                                                  ---   ---

                                      INDEX


Title                                                                      Page


ITEM   1.    DESCRIPTION OF BUSINESS......................................   3

ITEM   2.    DESCRIPTION OF PROPERTY......................................   6

ITEM   3.    LEGAL PROCEEDINGS............................................   6

ITEM   4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..........   6

ITEM   5.    MARKET FOR COMMON EQUITY AND  RELATED STOCKHOLDER
             MATTERS......................................................   6

ITEM   6.    MANAGEMENT'S DISCUSSION AND ANALYSIS
             OR PLAN OF OPERATION.........................................   8

ITEM   7.    FINANCIAL STATEMENTS.........................................  10

ITEM   8.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
             ACCOUNTING AND FINANCIAL DISCLOSURE..........................  10

ITEM   9.    DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
             PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE
             ACT .........................................................  10

ITEM 10.     EXECUTIVE COMPENSATION.......................................  10

ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
             MANAGEMENT...................................................  10

ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...............  11

ITEM 13.     EXHIBITS AND REPORTS ON FORM 8-K.............................  11

                                     Part I

ITEM  1.   BUSINESS

History and Organization

      Procyon Corporation (the "Company"), a Colorado corporation, was incorporated on March 19, 1987 and was deemed a development stage company until May 1996 when it acquired Amerx Health Care Corp. ("Amerx"), a corporation based in Clearwater, Florida, which was wholly-owned by John C. Anderson. Since that acquisition, the Company's business operations have been conducted solely through Amerx, a Florida corporation formed in 1993 to develop and market proprietary medical products used in the treatment of pressure ulcers, dermatitis, inflammation, and other skin problems. Such problems are most common among diabetics and the elderly, particularly residents of long-term healthcare facilities. If not treated promptly and effectively, such skin problems can result, in worst case scenarios, in amputations, particularly of lower extremities. Historically, the Company's products have been sold through distributors to health care institutions, such as nursing homes and home health care agencies, and to retailers, including national and regional chain stores and pharmacies.

      In August, 2000, Procyon incorporated Sirius Medical Supply ("Sirius"). Sirius will operate as a full service mail order medical supply company, selling primarily to medicare and medicaid customers. With a primary focus on the diabetic market. Management is in process of developing the business plan for this subsidiary and expects Sirius to be in operation in the second quarter of fiscal year 2001.

Products

      Amerx's products currently consist of Amerigel(R) Ointment Wound Dressing with a recently upgraded 510k approval , Amerigel(R) Preventive Care Lotion, and Amerigel(R) Preventive Barrier Lotion. The Amerigel(R) Ointment Wound Dressing is now formulated to be used as a wound dressing to manage pressure ulcers stages I-IV, stasis ulcers, first and second degree burns, post surgical incisions, cuts, abrasions, irritations to the skin , and skin conditions associated with periostomal care. The Amerigel(R) Preventive Care Lotion has emollients which restore moisture to fragile skin, protect the skin against tears and chafing, and assist in prevention of chronic pressure ulcers. The Amerigel(R) Barrier Lotion provides barrier protection to reduce the harmful effects of urine and feces in incontinent patients. The Company also expects to introduce new products in fiscal 2001, provided the funds necessary to manufacture and advertise these new products become available. One of proposed products consists of two-inch and four-inch square gauze sponges saturated with the Amerigel(R) Ointment Wound Dressing. The sponges have been developed for packing deep wounds, and are expected to improve healing. Other currently proposed new products include an acne cream and a facial scrub. The Company intends to commence product testing on those products during the first half of fiscal 2001.

      Management believes that each Amerx product is based on proprietary formulations which the Company has attempted to protect as trade secret information. Each product is registered with the Food and Drug Administration and receives a National Drug Code. In September 1998, the Company was granted a Medicare Part B HCPCS Reimbursement Code ("Reimbursement Code") for its Amerigel(R) Ointment Wound Dressing, which allows it to qualify for Medicare reimbursements. The Amerigel(R) Preventive Care Lotion and the Amerigel(R) Barrier Lotion are not eligible for Medicare Part B reimbursement as they are formulated for preventive maintenance care and as skin protectants. Amerigel(R) Ointment Wound Dressing currently represents approximately 82% of sales by the Company, while Amerigel(R)Preventive Care Lotion and Amerigel(R)Preventive Barrier Lotion represent 15% and 3%, respectively.

 Market for Skin Treatment Products

      The institutional market for skin treatment products is comprised of hospitals, nursing homes, home health care agencies and other health care institutions which provide wound care to a large number of patients. Management believes that Amerigel(R) products represent an inexpensive, yet effective, treatment and prevention program for chronic pressure ulcers and other skin problems which are treated in health care institutions. Management believes that obtaining the Reimbursement Code, even though it does not specify the amount to be reimbursed and requires case-by-case approval, enhances the offering of Amerigel(R) Ointment Wound Dressing to institutional entities such as nursing homes and home health care agencies.

      The retail market for skin care products is comprised mainly of mass merchandise stores and pharmacies that sell such products to individuals for personal use outside of health care facilities. The Company's products are presently sold retail in certain independent pharmacies, primarily in Florida, and in Eckerd Drug stores nationally. The Company initiated a direct response program and is now making direct retail sales to individual consumers nation wide.

Sales and Marketing

      The Company's traditional channel of distribution has been through distributors. The Company's principal distributors to the institutional market in fiscal 2000 included Bindley Western Drug, Gulf South, and Cardinal Health. The Company's principal retail distributors during fiscal 2000 were McKesson Drug, Amerisource and Bergen Brunswig. During fiscal 2000, retail and institutional sales represented approximately 95% and 5%, respectively, of total net sales as compared to 76% and 24%, respectively, during fiscal 1999. Management expects that retail sales will continue to account for a significant percentage of total net sales.

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

      The Company has also periodically received inquiries about foreign market distribution. These inquiries have been generated by the Company's advertising, market presence and web sites (www.amerxhc.com and www.amerigel.com). The Company responds to and pursues all such inquiries.

Significant Customers

      During fiscal 2000, 64% of the Company's sales were directly attributed to marketing efforts. 14% of sales were accounted for by Eckerd Drug Corp. In fiscal 1999, McKesson Drug, Eckerd Drug, Gulf South and Bergen Brunswig accounted for approximately 44%, 10%, 7% and 5%, respectively, of Amerx's net sales. The Company expects that certain of its principal distributors, such as McKesson Drug, or individual customers, such as Eckerd Drug, may continue to account for a significant portion of net sales, so the loss of any significant distributor or customer could have an adverse affect on the Company's future operating results and financial condition. The Company has been able to maintain relationships with its distributors and has been able to establish relationships with one or two new distributors each year. Management will continue to attempt to increase its distributor base, particularly with distributors with an ability to introduce the Company's products in new geographical areas and to new retail chains. An increase in the number of distributors may enable the Company to reduce its dependence on a limited number of principal distributors.

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

      During part of fiscal 2000, manufacturing was completed by a small regional firm, which has in the past performed, and will in the coming year perform, research and development for the Company. The Company does not have a written contract with this manufacturer and there are no minimum purchase agreements. Management believes there are a number of companies which could manufacture the Company's products, if necessary.

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

Research and Development

      In September 1997, the Company entered into a one-year contract with a research laboratory to provide research and development services. Management did not renew the contract upon its expiration in September 1998, but has utilized some of the research to improve existing products and to develop an acne creme and facial scrub which are proposed new products. In August 1999, the Company entered into a new one-year agreement with the same research laboratory pursuant to which the Company will pay a monthly fee of $4,000 for specified research and development services.

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

Employees

     As of September 30, 2000, the Company had seven full-time employees, consisting of four management employees (two of whom also devote a portion of their time to sales-related activities) and three administrative employees.

ITEM  2.   PROPERTIES

      The Company currently maintains its offices at 1150 Cleveland Street, Suite 410, Clearwater, Florida 33755. The Company's offices consist of approximately 1,768 square feet of space which is leased from an unrelated party. The annually renewable office lease requires monthly payments of approximately $1,700. Management believes the facility is adequate for the Company's current needs.

ITEM  3.   LEGAL PROCEEDINGS

      The Company is not a party to any pending material legal proceedings nor is its property the subject of a pending legal proceeding.

ITEM  4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      No matter was submitted to a vote of security holders during the quarter ended June 30, 2000.

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

         Fiscal 1999
         -----------
         First Quarter............................. $   1.2500    $  .3124
         Second Quarter............................      .3125       .0625
         Third Quarter.............................      .5313       .0625
         Fourth Quarter............................      .4375       .1875

         Fiscal 2000
         -----------
         First Quarter............................. $     .687    $  .2500
         Second Quarter............................      .5000       .1875
         Third Quarter.............................     4.5000       .2500
         Fourth Quarter............................     4.5000       .6250

      As of September 26, 2000, there were approximately 156 record holders of the Company's Common Stock. On September 26, 2000, the closing bid price of the Company's common stock was $.4375 and the closing ask price was $.625. On September 21, 2000, the last date on which a sale occurred, the last reported sale price was $.625.

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

Recent Sales of Unregistered Securities

      The Company sold 2,306,200 shares and issued 10,000 shares as compensation for services rendered during fiscal 2000. 1,600,000 shares of the common stock was purchased by Roy M. Speer. Mr. Speer was the founder of the Home Shopping Network. Information regarding this transaction was filed with the SEC on March 30, 2000, with the filing of form 15-d. The remaining 706,200 shares were purchased by Jeffery S. Slowgrove of JSS Management. The Company did not sell any securities during fiscal 1999, but sold 100,100 shares of its Series A Preferred Stock (the "Preferred Stock") in fiscal 1998. The Company relied on
Section 4(2) of the Securities Act of 1933, as amended (the "1933 Act") for exemption from the registration requirements of the1933 Act. All of the foregoing sales were made to officers and directors, or to individuals or entities which had access to information enabling them to evaluate the merits and risks of the investment by virtue of their relationship to officers and directors of the Company or their economic bargaining power. Each investor was furnished with information concerning the operations of the Company and each had the opportunity to verify the information supplied. Additionally, the Company obtained a signed representation from each of the foregoing persons or entities of his or its intent to acquire the shares for the purpose of investment only, and not with a view toward the subsequent distribution thereof.

      Holders of the Preferred Stock are entitled to receive, as and if declared by the Board of Directors, quarterly dividends at an annual rate of $.10 per share. Dividends accrue without interest, are cumulative from the date of issuance, and are payable in arrears in cash or common stock, when and if declared by the Board of Directors. No dividends had been declared or paid at June 30, 2000 and dividends in arrears at such date total approximately $105,588.

      Holders of the Preferred Stock have the right to convert their shares of Preferred Stock into an equal number of shares of Common Stock of the Company. Such shares will mandatorily convert into one share of Common Stock at the close of a public offering of Common Stock by the Company provided the Company receives gross proceeds of at least $1,000,000, and the initial offering price of the Common Stock sold in such offering is equal to or in excess of $1 per share. During fiscal 2000, holders of 443,150 shares of Preferred Stock converted their shares to Common Stock.

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

      The Company markets Amerigel(R) products to institutional customers such as nursing homes, hospitals and home health agencies and to retail customers. Institutional sales are made either directly to the end user or through medical supply distributors. Many institutional customers will not purchase directly from the manufacturer; they will purchase products only through a national distributor who warehouses the products and supplies the products directly to the customer. Accordingly, the Company's products must be in the distributor's warehouse in order for the Company to compete with other manufacturers. Amerx reaches the retail consumer primarily through distributors, but, in some cases, through direct sales to a retail store chain, such as Eckerd Drug. As of June 30, 2000, the Company's skin care products were being distributed to institutions and to retail stores through McKesson Drug, Bergen Brunswig, Cardinal Health, Amerisource, Gulf South, Bindley Western Drug and a number of smaller local and regional distributors.

Results of Operations

      Comparison of Fiscal 2000 to 1999. Net sales during fiscal 2000 were approximately $703,000 as compared to approximately $293,000 in fiscal 1999, an increase of approximately $410,000, or 240%. During fiscal 1999, the Company retained two direct sales people to call on physicians, pharmacists, nurses and institutional facilities located primarily in Florida. These institutional sales people were largely ineffective in selling product to their targeted market, partially due to the lack of a Reimbursement Code and the absence of broad-based retail distribution.

      Cost of sales increased significantly, to approximately $134,000 in 2000 as compared to approximately $65,000 in 1999. The principal reason for the increase was the increase in sales.

      With sales increasing, gross profit increased to approximately $569,000 during fiscal 2000 as compared to approximately $228,000 during fiscal 1999, an increase of about $341,000, or 250%. As a percentage of sales, gross profit was 81% in fiscal 2000, as compared to 78% in fiscal 1999.

      Operating expenses during fiscal 2000 were approximately $878,000 consisting of approximately $189,000 in salaries and benefits, $652,000 in selling, general and administrative expenses and $37,000 in research and development expenses. This represents a slight increase in expenses of approximately $805,000 as compared to expenses in fiscal 1999. However, as a percentage of net sales, operating expenses during fiscal 2000 decreased to 125% as compared to 275% during fiscal 1999.

      Loss from operations decreased to approximately $309,000 in 2000, as compared to approximately $578,000 in fiscal 1999. Net loss (after dividend requirements for Preferred Shares) was approximately $318,000 during fiscal 2000, compared to approximately $587,000 during fiscal 1999.

      As of June 30, 2000, the Company had a deferred tax asset of approximately $1,464,000, consisting primarily of net operating losses. The Company recorded a valuation allowance equal to 100 percent of the deferred tax asset as the Company was unable to determine that it was more likely than not the deferred tax asset will be realized. The valuation allowance increased approximately $323,000 from fiscal 1999 to 2000.

Liquidity and Capital Resources

      As of June 30, 2000, the Company's principal sources of liquidity included cash and cash equivalents of approximately $479,000, inventories of approximately $59,000, and net accounts receivable of approximately $17,000. The Company had working capital of approximately $467,000 and no long term debt at June 30, 2000.

      Operating activities used cash of approximately $381,000 during fiscal 2000 and approximately $602,000 during fiscal 1999, consisting primarily of net losses of approximately $318,000 and $587,000, respectively. Cash used in investing activities during fiscal 2000 and 1999 was approximately $16,000 and $4,000, respectively. Cash provided by financing activities during fiscal 2000 and 1999 was approximately $786,000 and $643,000, respectively. There were no sales of Preferred Stock in fiscal 2000 or 1999.

      At June 30, 2000 the Company had no commitments for capital expenditures.

      During fiscal 2000, holders of 443,150 shares of Preferred Stock converted their shares to Common Stock.

      The Company had deferred tax assets with a 100% valuation allowance at June 30, 2000. Management is not able to determine if it is more likely than not that the deferred tax assets will be realized.

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

      Consolidated Financial Statements as of June 30, 2000 and 1999 and for the years ended June 30, 2000 and 1999 were audited by Giunta, Ferlita & Walsh, P.A., the Company's independent auditors, as indicated in their report included appearing at page F-1.

                          INDEX TO FINANCIAL STATEMENTS
                             -----------------------
                                                                            Page

Report of Independent Certified Public Accountants.........................  F-1

Consolidated Balance Sheet -June 30, 2000..................................  F-2

Consolidated Statements of Operations - For the years ended
June 30, 2000 and 1999.....................................................  F-3

Consolidated Statements of Stockholders' Equity - For the years ended
June 30, 2000 & 1999.......................................................  F-4

Consolidated Statements of Cash Flows - For the years ended
June 30, 2000 and 1999.....................................................  F-5

Notes to Financial Statements..............................................  F-6

                       PROCYON CORPORATION AND SUBSIDIARY

                        CONSOLIDATED FINANCIAL STATEMENTS

                       Years Ended June 30, 2000 and 1999

                               TABLE OF CONTENTS



                                                                        Page No.


REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS........................F-1



FINANCIAL STATEMENTS


  Consolidated Balance Sheet..............................................F-2

  Consolidated Statements of Operations...................................F-3

  Consolidated Statements of Stockholders' Equity.........................F-4

  Consolidated Statements of Cash Flows...................................F-5

  Notes to Financial Statements...........................................F-6

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Board of Directors
Procyon Corporation
Clearwater, Florida


We have audited the accompanying consolidated balance sheet of Procyon Corporation as of June 30, 2000 and the related statements of operations, stockholders' equity, and cash flows for the years ended June 30, 2000 and 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Procyon Corporation as of June 30, 2000 and the results of its operations and its cash flows for the years ended June 30, 2000 and 1999, in conformity with generally accepted accounting principles.











GIUNTA, FERLITA & WALSH, P.A.
Certified Public Accountants

August 4, 2000

                       PROCYON CORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                 June 30, 2000

ASSETS

CURRENT ASSETS
  Cash                                                           $   479,334
  Accounts receivable, less allowance
    of $500 for doubtful accounts                                     16,689
  Prepaid expense                                                     21,574
  Inventories                                                         59,066
                                                                 -----------

                                          TOTAL CURRENT ASSETS       576,663

PROPERTY AND EQUIPMENT
  Office equipment                                                    30,128
  Furniture and fixtures                                              12,313
  Production equipment                                                 6,588
                                                                 -----------
                                                                      49,029
  Accumulated depreciation                                           (26,323)
                                                                 -----------

                                                                      22,706

OTHER ASSETS                                                          11,173
                                                                 -----------

                                                                 $   610,542
                                                                 ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                               $    77,283
  Accrued expenses                                                    32,331
                                                                 -----------

                                     TOTAL CURRENT LIABILITIES       109,614

STOCKHOLDERS' EQUITY
  Preferred stock, 496,000,000 shares authorized;
    none issued                                                            0
  Series A cumulative convertible preferred stock
    no par value; 4,000,000 shares authorized;
    368,133 shares issued and outstanding                            323,983
  Common stock, no par value, 80,000,000 shares
    authorized; 7,760,805 shares issued and outstanding            4,182,881
  Accumulated deficit                                             (4,005,936)
                                                                 -----------

                                                                     500,928
                                                                 -----------

                                                                 $   610,542
                                                                 ===========


   The accompanying notes are an integral part of these financial statements.

                       PROCYON CORPORATION AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                       Years Ended June 30, 2000 and 1999



                                                       2000            1999
                                                   -----------      -----------

NET SALES                                          $   702,855      $   292,685

COST OF SALES                                          134,026           65,032
                                                   -----------      -----------

GROSS PROFIT                                           568,829          227,653

OPERATING EXPENSES
  Salaries and benefits                                188,762          354,146
  Selling, general and administrative                  652,462          440,898
  Research and development                              36,625           10,118
                                                   -----------      -----------
                                                       877,849          805,162
                                                   -----------      -----------

LOSS FROM OPERATIONS                                  (309,020)        (577,509)

OTHER INCOME (EXPENSE)
  Interest income                                        6,947              834
  Interest expense                                     (15,932)         (10,332)
                                                   -----------      -----------
                                                        (8,985)          (9,498)
                                                   -----------      -----------

NET LOSS                                              (318,005)        (587,007)

Dividend requirements on preferred stock              (105,588)         (57,269)
                                                   -----------      -----------

Loss applicable to common stock                    $  (423,593)     $  (644,276)
                                                   ===========      ===========

Net loss per common share                          $        (0)     $        (0)
                                                   ===========      ===========

Weighted average number of common
  shares outstanding                                 5,593,351        4,639,939
                                                   ===========      ===========


   The accompanying notes are an integral part of these financial statements.



                                            PROCYON CORPORATION AND SUBSIDIARY
                                     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                            Years Ended June 30, 2000 and 1999



                                           Preferred Stock               Common Stock
                                    --------------------------    -------------------------   Accumulated
                                       Shares         Amount         Shares       Amount        Deficit         Total
                                    -----------    -----------    -----------   -----------   -----------    -----------
Balance, June 30, 1998                1,341,000    $ 1,296,850      4,470,120   $ 1,556,396   $(3,100,924)   $  (247,678)

  Stock issued for services               1,618          1,618              0             0             0          1,618

  Conversion of preferred stock
    to common stock                    (531,335)      (531,335)       531,335       531,335             0              0

  Net loss                                    0              0              0             0      (587,007)      (587,007)
                                    -----------    -----------    -----------   -----------   -----------    -----------

Balance, June 30, 1999                  811,283        767,133      5,001,455     2,087,731    (3,687,931)      (833,067)

  Stock issued in connection with
    private placements, net of
    stock issuance costs                      0              0      2,306,200     1,642,000             0      1,642,000

  Stock issued for services                   0              0         10,000        10,000             0         10,000

  Conversion of preferred stock
    to common stock                    (443,150)      (443,150)       443,150       443,150             0              0

  Net loss                                    0              0              0             0      (318,005)      (318,005)
                                    -----------    -----------    -----------   -----------   -----------    -----------

Balance, June 30, 2000                  368,133    $   323,983      7,760,805   $ 4,182,881   $(4,005,936)   $   500,928
                                    ===========    ===========    ===========   ===========   ===========    ===========

                        The accompanying notes are an integral part of these financial statements.

                                                            F-4



                                              PROCYON CORPORATION AND SUBSIDIARY
                                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              Years Ended June 30, 2000 and 1999



                                                                                                      2000           1999
                                                                                                  ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                                                        $  (318,005)   $  (587,007)
  Adjustments to reconcile net loss to
    net cash used by operating activities:

    Depreciation                                                                                        6,107          6,392
    Stock issued for services                                                                          10,000          1,618
    Decrease (increase) in:
      Accounts receivable                                                                             (14,070)        17,209
      Inventory                                                                                         5,348        (40,234)
      Prepaid inventory                                                                                     0         93,913
      Prepaid expenses                                                                                (21,574)             0
      Other assets                                                                                     (8,107)        (1,010)
    Increase (decrease) in:
      Accounts payable                                                                                 22,477        (78,953)
      Accrued expenses                                                                                (63,171)       (13,944)
                                                                                                  -----------    -----------
                                                                             NET CASH (USED) BY
                                                                           OPERATING ACTIVITIES      (380,995)      (602,016)

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment                                                                  (15,694)        (3,725)
                                                                                                  -----------    -----------
                                                                             NET CASH (USED) BY
                                                                           INVESTING ACTIVITIES       (15,694)        (3,725)

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of common stock                                                            1,000,000              0
  Proceeds from loan from stockholders                                                                251,000         53,311
  Repayment of loan from stockholders                                                                (465,127)       (52,500)
  Proceeds from advance deposit to be converted into common stock                                           0        642,000
                                                                                                  -----------    -----------
                                                                           NET CASH PROVIDED BY
                                                                           FINANCING ACTIVITIES       785,873        642,811
                                                                                                  -----------    -----------

                                                                           NET INCREASE IN CASH       389,184         37,070

CASH AT BEGINNING OF PERIOD                                                                            90,150         53,080
                                                                                                  -----------    -----------

                                                                          CASH AT END OF PERIOD   $   479,334    $    90,150
                                                                                                  ===========    ===========


SUPPLEMENTAL DISCLOSURES

Taxes Paid                                                                                        $         0    $         0

Interest Paid                                                                                     $    15,932    $    10,332

NONCASH TRANSACTIONS DISCLOSURE:

Common stock issued for services                                                                  $    10,000    $         0
Series A preferred stock issued for services                                                      $         0    $     1,618
Conversion of Series A preferred stock to common stock                                            $   443,150    $   531,335
Advance deposit converted into common stock                                                       $   642,000    $         0





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

Concentrations of Credit Risk
-----------------------------

Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents. The Company places its cash and cash equivalents in what it considers to be highly-rated financial institutions and while at times such amounts may exceed federally insured limits, the Company has not experienced any losses from such amounts. As of June 30, 2000, the amount of uninsured cash and cash equivalents was $379,334.

The Company grants credit to customers most of whom are national pharmaceutical companies and nationwide drug stores. Management estimates an allowance of doubtful accounts of $500 is adequate based upon its collection experience and prior years write-offs.

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


Property and Equipment
----------------------

Property and equipment are stated at cost. Depreciation is computed on a straight-line basis over the estimated useful lives of the assets.


Revenue Recognition
-------------------

Revenue is recognized upon the shipment of finished merchandise to customers.

PROCYON CORPORATION AND SUBSIDIARY
NOTES TO FINANCIAL STATEMENTS

Advertising and Marketing
-------------------------

     Direct-Response Advertising
     ---------------------------

     In accordance with Statement of Position 93-7, direct-response advertising and related costs for the Company's wound care products for all periods presented should be capitalized when they meet the following two criteria:
     (1)direct-response advertising whose primary purpose is to elicit sales to customers who could be shown to have responded specifically to the advertising and (2) that results in probable future economic benefits. In order to determine whether such advertisements generate probable future economic benefits, the Company must establish historical patterns of responses to the direct-response advertising. Management believes that there is insufficient history to evaluate the future economic benefits from direct-response advertising. Therefore, costs associated with direct-response advertising are expensed. During the years ended June 30, 2000 and 1999, approximately $259,000 and $146,000 are expensed as direct-response advertising expense respectively.

     Non Direct-Response Advertising
     -------------------------------

     Non direct-response advertising costs are expensed as incurred. During the years ended June 30, 2000 and 1999, approximately $93,000 and $122,000 are expensed as advertising and marketing expense respectively.


Research and Development
------------------------

Research and development costs consist of expenditures incurred aimed at discovery of new knowledge which will be useful in developing new products or enhancing existing products. The Company expenses all research and development costs as they are incurred. Research and development cost was $36,625 in 2000 and $10,118 in 1999.


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


Fair Value of Financial Instruments
-----------------------------------

The carrying value of cash, accounts receivable, deposits, inventory, accounts payable, and accrued expenses approximates fair value. Note payable to related party is discussed in Note D.

Considerable judgement is necessarily required in interpreting market data to develop the estimates of fair value, and, accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

PROCYON CORPORATION AND SUBSIDIARY
NOTES TO FINANCIAL STATEMENTS

NOTE B - GOING CONCERN

As reflected in the accompanying financial statements, the Company has a surplus in stockholders' equity of $500,928 at June 30, 2000 but has incurred net losses of $318,005 and $587,007 for the years ended June 30, 2000 and 1999 respectively. In addition, net cash used in operations was $380,995 and $602,016 for the years ended June 30, 2000 and 1999 respectively. Such operating cash deficiency has been funded through proceeds from private offerings, the continuance of which is uncertain.

Management plans to meet its operating cash requirements by increasing sales volume. The Company plans to increase sales by increasing its exposure in a greater number of stores and market its products through direct-response advertising. The Company started its direct-response advertising during fiscal year 1999 and as a result increased sales. During fiscal year 2000, sales from direct-response advertising accounted for more than 50% of the Company's net sales. Management plans to further increase its effort in direct- response advertising and expects increase in sales volume.


NOTE C - INVENTORIES

Inventories consisted of the following:

                                                       June 30,
                                                        2000
                                                      ---------
Finished Goods                                        $  19,999
Raw Materials                                            39,067
                                                      ---------
                                                      $  59,066
                                                      =========



NOTE D - RELATED PARTY TRANSACTIONS

At June 30, 1999, the majority stockholder of the Company was owed $110,500 on a non- interest bearing note due June 30, 2000, collateralized by all the assets of the Company. In addition, the majority stockholder of the Company was also owed $103,627 on a line of credit, with interest at 8% per annum, collateralized by the stockholder's personal residence. As of June 30, 2000, the interest bearing note and the line of credit were both paid off.


NOTE E - COMMITMENTS AND CONTINGENCIES

Operating Leases
----------------

The Company leases its warehouse and certain equipment under operating leases expiring at various dates through 2001. Rent expense under these agreements was approximately $24,000 and $31,000 for the years ended June 30, 2000 and 1999 respectively. Future minimum rentals under the operating leases for the year ending June 30, 2001 is approximately $4,000.

Research Contract
-----------------

In September 1997, the Company entered into a one year contract with a research laboratory to provide services ranging from revision of existing products to development of new products. The contract expired in August, 1998 and was renewed in August, 1999 for one year with monthly payments of $4,000.

PROCYON CORPORATION AND SUBSIDIARY
NOTES TO FINANCIAL STATEMENTS

NOTE F - ADVANCE DEPOSIT ON COMMON STOCK TO BE ISSUED

In September 1999, an investor converted his investment into common stock. A total investment of $642,000 was converted into 706,200 shares of common stock.


NOTE G - STOCKHOLDER'S EQUITY

During January 1995, the Company's Board of Directors authorized the issuance of up to 4,000,000 shares of Series A Cumulative Convertible Preferred Stock Series A ("Preferred Stock"). The preferred stockholders are entitled to receive, as and if declared by the board of directors, quarterly dividends at an annual rate of $.10 per share of Series A Preferred Stock per annum. Dividends accrue without interest and are cumulative from the date of issuance of the Series A Preferred Stock and are payable quarterly in arrears in cash or publicly traded common stock when and if declared by the board of directors. As of June 30, 2000, no dividends have been declared. Dividends in arrears on the outstanding preferred shares total $105,588 as of June 30, 2000. The preferred stockholders have the right to convert each share of Series A Preferred Stock into one share of the Company's common stock at any time without additional consideration. Each share of Series A Preferred Stock is subject to mandatory conversion into one share of common stock of the Company, effective as of the close of a public offering of the Company's common stock provided, however, that the offering must provide a minimum of $1 million in gross proceeds to the Company and the initial offering price of such common stock must be at least $1 per share. In addition to the rights described above, the holders of the Series A Preferred Stock have voting rights equal to the common stockholders based upon the number of shares of common stock into which the Series A Preferred Stock is convertible. The Company is obligated to reserve an adequate number of shares of its common stock to satisfy the conversion of all of the outstanding Series A Preferred Stock.


NOTE H - INCOME TAXES AND AVAILABLE CARRYFORWARDS

The Company's deferred tax asset at June 30, 2000 consists primarily of the tax benefit of net operating loss carryforwards amounting to approximately $1,464,000. The Company has recorded a valuation allowance equal to 100 percent of the deferred tax asset as the Company was unable to determine that it is more likely than not that the deferred tax asset will be realized. The valuation allowance increased approximately $323,000 from June 30, 1999 to 2000. At June 30, 2000, for income tax purposes, the Company had net operating loss carryforwards of approximately $4,065,000 which expire on various dates through 2020.


NOTE I - MAJOR CUSTOMERS AND SUPPLIER

During the year ended June 30, 2000, sales from direct-response advertising accounted for 64% of the Company's sales and one individual customer accounted for 14% of the Company's sales. During the year ended June 30, 1999, two individual customers accounted for 44% and 10% of the Company's sales.

The Company's manufacturing and packaging activities are performed at a production facility owned and operated by a nonaffiliated pharmaceutical manufacturer. The Company does not have written contracts with the suppliers of raw materials.

PROCYON CORPORATION AND SUBSIDIARY
NOTES TO FINANCIAL STATEMENTS
NOTE J - EMPLOYEE INCENTIVE PLAN

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


NOTE K - ACCOUNTING PRONOUNCEMENTS

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB
101), subsequently updated by SAB 101B. SAB 101 and SAB 101B summarize certain of the Staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company is required to adopt SAB 101 no later than the fourth quarter of fiscal year 2001. The effects of applying this guidance, if any, will be reported as a cumulative effect adjustment resulting from a change in accounting principle. The adoption of SAB 101 is not expected to have a material impact on its financial position or results of operations.

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

      2. The Financial Data Schedule is filed herewith. The remaining documents set forth below have been included as exhibits to previous filings with the Securities and Exchange Commission and are incorporated herein by this reference:

                                                                       Reg. S-B
    Exhibit No.       Document                                         Item No.
    -----------       --------                                         --------
     *   3.1      Articles of Incorporation                                 3
     +   3.1.1    Articles of Amendment to Articles of Incorporation        3
     *   3.2      Bylaws                                                    3
     +   4.1      Designation of Series A Preferred Stock                   4
     +   10.4     Loan and Security Agreement, dated as of January 1,
                  1995, by and between the Company and Amerx Health
                  Care Corp., including Promissory Notes issued
                  thereunder.                                              10
     o   10.4     Agreement and Plan of Exchange, dated January 31,
                  1996, by and between the Company and Amerx.              10
     x   27.1     Financial Data Schedule                                  27

---------------------

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

---------------------
(b)      Reports on Form 8-K
         -------------------
         A report on Form 8-K was filed on April 4, 2000 reporting the sale of
         1.6 million restricted shares of the Company's Common Stock under Item 5 of such Form.

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

Date:    September 27, 2000

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

   Signature                      Title                                   Date
   ---------                      -----                                   ----

                                  President and Acting
By:  /s/  John C. Anderson        Principal Executive, Financial
----------------------------      and Accounting Officer
          John C. Anderson


By:  /s/  Chester L. Wallack
----------------------------      Director
          Chester L. Wallack



----------------------------      Director
Fred W. Suggs, Jr.


By:  /s/  Alan B. Crane
----------------------------      Director
          Alan B. Crane


By:  /s/  Richard T. Thompson
-----------------------           Director
          Richard T. Thompson


By:  /s/  Jeffery S. Slowgrove
-----------------------           Director
          Jeffery S. Slowgrove

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

# Incorporated by reference to the Company's Form 10-KSB for the fiscal year ended June 30, 1998

x    Filed herewith.
-----------------