Form 10QSB
period 2000-09-30
PROCYON CORP
filed 2000-11-07
CIK 812306

SECURITIES & EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

               [x] Quarterly Report Under Section 13 or 15 (d) of
                       the Securities Exchange Act of 1934


                  For Quarterly Period Ended September 30, 2000

     [ ] Transition Report Under Section 13 or 18(d) of the Exchange Act

                         Commission File Number: 0-17449


                               PROCYON CORPORATION
         ---------------------------------------------------------------
        (Exact Name of Small Business Issuer as specified in its charter)

          COLORADO                                             59-3280822
    ----------------------                               ---------------------
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

                                YES [X] NO [ ]


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:


Common stock, no par value; 7,813,005 shares outstanding as of November 3, 2000

    Transitional Small Business Disclosure Format (check one) Yes [ ] No [x]

                          PART I. FINANCIAL INFORMATION



Item                                                                      Page
                                                                          ----

ITEM 1. FINANCIAL STATEMENTS..............................................  3

                           Index to Financial Statements
                           -----------------------------
Financial Statements:

         Consolidated Balance Sheets......................................  3
         Consolidated Statements of Operations............................  4
         Consolidated Statements of Cash Flows ...........................  5
         Notes to Financial Statements ...................................  6

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.................  7

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.................................................  8

ITEM 2. CHANGES IN SECURITIES ............................................  8

ITEM 3. DEFAULTS UPON SENIOR SECURITIES ..................................  8

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...............  8

ITEM 5. OTHER INFORMATION ................................................  9

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K .................................  9

SIGNATURES................................................................  9



ITEM 1.  FINANCIAL STATEMENTS


PROCYON CORP & SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2000 & JUNE 30, 2000




ASSETS
                                                         (Unaudited)
                                                         September 30,    June 30,
                                                             2000           2000
                                                         -----------    -----------
CURRENT ASSETS

       Cash & Cash  Equivalents                          $   326,697    $   479,334
       Accounts  Receivable less allowances of $500            5,315         16,689
       Inventories                                            60,821         59,066
       Prepaid Expenses                                       47,182         21,574
                                                         -----------    -----------
                      TOTAL CURRENT ASSETS                   440,015        576,663

PROPERTY AND EQUIPMENT
       Machinery and Equipment less accumulated
       depreciation of $28,439 and $26,323                    35,614         22,706

OTHER ASSETS
       Deposits                                                8,276         11,173
                                                         -----------    -----------
                                                         $   483,905    $   610,542
                                                         ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES
       Accounts Payable                                  $    70,753    $    77,283
       Accrued Expenses                                       15,742         32,331
                                                         -----------    -----------
                      TOTAL CURRENT LIABILITIES               86,495        109,614


STOCKHOLDERS EQUITY
       Preferred stock, 496,000,000 shares
          authorized; none issued
       Series A Cumulative Convertive Preferred stock,
          no par value; 4,000,000 shares authorized;
          336,933 shares issued and outstanding              292,783        323,983
       Common stock, no par value, 80,000,000 shares
          authorized; 7,792,005 shares issued and
          outstanding                                      4,214,081      4,182,881
       Accumulated deficit                                (4,109,454)    (4,005,936)
                                                         -----------    -----------
                                                             397,410        500,928
                                                         -----------    -----------
                                                         $   483,905    $   610,542
                                                         ===========    ===========


     The accompanying notes are an integral part of these financial statements.



PROCYON CORPORATION & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS - (Unaudited)
For The Three Months Ended September 30, 2000 and 1999




                                                  Three Months     Three Months
                                                      Ended            Ended
                                                  September 30,    September 30,
                                                       2000             1999
                                                   -----------      -----------

NET SALES                                          $   203,349      $   149,419

COST OF SALES                                           35,499           20,101
                                                   -----------      -----------
GROSS PROFIT                                           167,850          129,318

OPERATING EXPENSES
    Salaries and Benefits                               70,167           40,068
    Selling, General and Administrative                205,960           85,365
                                                   -----------      -----------

                                                       276,127          125,433
                                                   -----------      -----------

INCOME (LOSS) FROM OPERATIONS                         (108,277)           3,885

OTHER INCOME (EXPENSE)
    Interest Expense                                      (285)          (3,222)
    Interest Income                                      5,046              470
                                                   -----------      -----------

                                                         4,761           (2,752)
                                                   -----------      -----------

NET INCOME (LOSS)                                     (103,516)           1,133


Dividend requirements on preferred stock               113,354           20,200
                                                   -----------      -----------
Loss applicable to common stock                    $  (216,870)     $   (19,067)
                                                   ===========      ===========
Net Loss per common share                          $    (0.028)     $     (0.04)
                                                   ===========      ===========
Weighted average number of
    common shares outstanding                        7,783,982        5,055,955
                                                   ===========      ===========


   The accompanying notes are an integral part of these financial statements.


PROCYON CORPORATION & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS - (Unaudited)
For The Three Months Ended September 30, 2000 and 1999



                                                                       Three Months   Three Months
                                                                          Ended          Ended
                                                                       September 30,  September 30,
                                                                           2000           1999

                                                                        ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES
      Net Income (Loss)                                                 $(103,516)     $   1,133
      Adjustments to reconcile net income to
          net cash used in operating activities:
             Depreciation                                                   2,117          2,527
      Decrease (increase) in:
             Accounts Receivable, trade                                    11,373         (9,902)
             Inventories                                                   (1,755)        14,172
             Prepaid Expenses                                             (25,608)       (27,721)
             Other Assets                                                   2,897         (1,276)
      Increase (decrease) in:
             Accounts payable                                              (6,530)         8,412
             Accrued Expenses                                             (16,589)       (26,885)
                                                                        ---------      ---------
                                                   NET CASH (USED) BY
                                                 OPERATING ACTIVITIES    (137,612)       (39,540)

CASH FLOWS FROM INVESTING ACTIVITIES

      Purchases of machinery and equipment                                (15,025)        (4,932)
                                                                        ---------      ---------
                                                   NET CASH (USED) BY
                                                 INVESTING ACTIVITIES     (15,025)        (4,932)

CASH FLOWS FROM FINANCING ACTIVITIES

      Proceeds from loan from Stockholder                                       0        (28,127)

                                                                        ---------      ---------
                                                   NET CASH (USED) BY
                                                 FINANCING ACTIVITIES           0        (28,127)
                                                                        ---------      ---------

                                      NET INCREASE (DECREASE) IN CASH    (152,637)       (72,599)

CASH AT BEGINNING OF PERIOD                                               479,334         90,150

                                                CASH AT END OF PERIOD   $ 326,697      $  17,551
                                                                        =========      =========

SUPPLEMENTAL DISCLOSURES

Taxes Paid                                                              $       0      $       0
Interest Paid                                                           $     285      $   3,222

NONCASH TRANSACTIONS DISCLOSURE
      Conversion of Series A preferred stock to common stock            $  31,200      $   9,500


            The accompanying notes are an integral part of these financial statements.



NOTE A - SUMMARY OF ACCOUNTING

     The September 2000 financial statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations. The Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the Company's audited financial statements dated June 30, 2000. While management believes the procedures followed in preparing these financial statements are reasonable, the accuracy of the amounts are, in some respects, dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year.

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

NOTE B - INVENTORIES

         Inventories consisted of the following:

                                            September 30,              June 30,
                                               2000                      2000
                                             --------                  --------
                   Finished Goods            $ 15,543                  $ 19,999
                   Raw Materials             $ 45,278                  $ 39,067
                                             --------                  --------
                                              $60,821                  $ 59,066
                                             ========                  ========


NOTE C -  COMMITMENTS AND CONTINGENCIES

Operating Leases

          The Company leases office space and certain equipment under operating leases expiring at various dates through 2001. Future minimum rentals under the operating leases are as follows:

                           Year Ending June 30,

                           2001                                       4,325
                                                                  ---------
                                                                  $   4,325
                                                                  =========

NOTE D -  STOCKHOLDERS' EQUITY

          During January 1995, the Company's Board of Directors authorized the issuance of up to 4,000,000 shares of Series A Cumulative Convertible Preferred Stock ("Series A Preferred Stock"). The preferred stockholders are entitled to receive, as and if declared by the board of directors, quarterly dividends at an annual rate of $.10 per share of Series A Preferred Stock per annum. Dividends will accrue without interest and will be cumulative from the date of issuance of the Series A Preferred Stock and will be payable quarterly in arrears in cash or publicly traded common stock when and if declared by the Board of Directors. As of September 30, 2000, no dividends have been declared. Dividends in arrears on the outstanding preferred shares total $113,354 as of September 30, 2000. The preferred stockholders have the right to convert each share of Series A Preferred Stock into one share of the Company's common stock at any time without additional consideration. However, each share of Series A Preferred Stock is subject to mandatory conversion into one share of common stock of the Company, effective as of the close of a public offering of the Company's common stock provided, however, that the offering must provide a minimum of $1 million in gross proceeds to the Company and the initial offering price of such common stock must be at least $1 per share. In addition to the rights described above, the holders of the Series A Preferred Stock will have equal voting rights as the common stockholders based upon the number of shares of common stock into which the Series A Preferred Stock is convertible. The Company is obligated to reserve an adequate number of shares of its common stock to satisfy the conversion of all the outstanding Series A Preferred Stock.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

          The following discussion and analysis should be read in conjunction with the unaudited Condensed Financial Statements and Notes thereto appearing elsewhere in this report.

          "Safe Harbor" Statement under the Private Securities Litigation reform Act of 1995

          This Report on Form 10-QSB, including Management's Discussion and Analysis, contains forward- looking statements. When used in this report, the words "may", "will", "expect", "anticipate", "continue", "estimate", "project", "intend", "believe", and similar expressions, variations of these words or the negative of those word are intended to identify forward - looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 regarding events, conditions and financial trends including, without limitation, business conditions in the skin and wound care market and the general economy, competitive factors, changes in product mix, production delays, manufacturing capabilities, and otherwise or uncertainties detailed in other of the Company's Securities and Exchange Commission filings. Such statements are based on management's current expectations and are subject to risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, the Company's actual plan of operations, business strategy, operating results and financial position could differ materially from those expressed in, or implied by, such forward looking statements.


          To date, as of November 2, 2000, the Company had not experienced, nor does it expect to experience, any disruption related to Year 2000 problems in the operation of its systems. Accounting records of the Company, none of the material vendors and financial institutions with which the Company has a relationship experienced any failures or disruptions in their computer systems caused by the Year 2000.


Liquidity and Capital Resources

          As of September 30, 2000, the Company's principal sources of liquidity included cash and cash equivalents of approximately $326,697, inventories of $60,821, and net accounts receivable of $5,315. The Company had net working capital of $353,520, and no long-term debt at September 30, 2000.

          During the three months ended September 30, 2000, cash and cash equivalents decreased from $479,334 as of June 30, 2000 to $326,697, largely in part to increased efforts in marketing campaigns, and the startup of a new subsidiary, Sirius Medical Supply Co. Operating activities used cash of $137,612 during the period, consisting primarily of a net loss of $103,516. Cash provided by financing activities was $0 as compared to $28,127 for the corresponding period in 1999. During the period, holders of 31,200 shares of Preferred Stock converted their shares to Common Stock.

          At September 30, 2000, the Company had no commitments for capital expenditures.

          The Company has deferred tax assets with a 100% valuation allowance at September 30, 2000. Management is not able to determine if it is more likely than not that the deferred tax assets will be realized.


Results of Operations

          Comparison of Three Months Ended September 30, 2000 and 1999.

          Net sales during the quarter ended September 30, 2000 were $203,349, as compared to $149,419 in the quarter ended September 30, 1999, an increase of $53,930, or 36%.

          Gross profit during the quarter ended September 30, 2000 was $167,850, as compared to $129,318 during the quarter ended September 30, 1999, an increase of $38,532, or 30%. As a percentage of net sales, gross profit was 83% in the quarter ended September 30, 2000, as compared to 87% in the corresponding quarter in 1999.

          Operating expenses during the quarter ended September 30, 2000, were $276,127, consisting of $70,167 in salaries and benefits and $205,960 in selling, general and administrative expenses. This compares to operating expenses during the quarter ended September 30, 1999 of $125,433, consisting of $40,068 in salaries and benefits, and $85,365 in selling, general and administrative expenses. The Company expects expenses to rise somewhat as sales increase over the remainder of the fiscal year.

          The Company incurred an operating loss of $108,277 in the quarter ended September 30, 2000, as compared to an operating profit of $3,885 in the corresponding quarter in 1999. The increase in operating loss was primarily due to high investment in marketing campaigns, reducing the overall margin in sales. Net loss (before dividend requirements for Preferred Shares) was $103,516 during the quarter ended September 30, 2000, as compared to net profit of $1,133 during the quarter ended September 30, 1999.

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


                                         PROCYON CORPORATION



November 6, 2000                         By:  /s/  John C. Anderson
----------------                            --------------------------------
Date                                               John C. Anderson, President
                                                   and Chief Financial Officer