Form 10QSB
period 2000-12-31
PROCYON CORP
filed 2001-02-12
CIK 812306

SECURITIES & EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

               [x] Quarterly Report Under Section 13 or 15 (d) of
                       the Securities Exchange Act of 1934


                  For Quarterly Period Ended December 31, 2000

       [ ] Transition Report Under Section 13 or 18(d) of the Exchange Act

                         Commission File Number: 0-17449


                               PROCYON CORPORATION
         ---------------------------------------------------------------
        (Exact Name of Small Business Issuer as specified in its charter)

        COLORADO                                         59-3280822
 ----------------------                      ----------------------------------
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


 Common stock, no par value; 7,858,005 shares outstanding as of February 7, 2000

    Transitional Small Business Disclosure Format (check one) Yes [ ] No [x]

                          PART I. FINANCIAL INFORMATION



Item                                                                       Page
                                                                           ----

ITEM 1. FINANCIAL STATEMENTS................................................ 3

                          Index to Financial Statements
                          -----------------------------

Financial Statements:

         Consolidated Balance Sheets........................................ 3
         Consolidated Statements of Operations ........  ................... 4
         Consolidated Statements of Cash Flows ............................. 5
         Notes to Financial Statements ..................................... 6

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS................... 7

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS................................................... 8

ITEM 2. CHANGES IN SECURITIES .............................................. 8

ITEM 3. DEFAULTS UPON SENIOR SECURITIES .................................... 8

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................. 8

ITEM 5. OTHER INFORMATION .................................................. 8

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K ................................... 9

SIGNATURES.................................................................. 9



PROCYON CORP & SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2000 & JUNE 30, 2000

ASSETS
                                                                                        (unaudited)     (audited)
                                                                                        December 31,     June 30,
Current Assets                                                                             2000            2000
                                                                                        -----------    -----------
                Cash & Cash Equivalents                                                 $   184,567    $   479,334
                Accounts Receivable, less allowances of $500                                    718         16,689
                Inventories                                                                  83,473         59,066
                Prepaid Expenses                                                             44,465         21,574
                                                                                        -----------    -----------
Total Current Assets                                                                        313,223        576,663

Machinery and Equipment less accumulated
                depreciation of $30,938 and $26,323                                          38,246         22,706


Other Assets                                                                                 11,379         11,173
                                                                                        -----------    -----------

Total Assets                                                                                362,848        610,542
                                                                                        ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:

                Accounts Payable                                                            104,098         77,283
                Accrued Expenses                                                             13,204         32,331
                Note Payable                                                                  6,116              0
                                                                                        -----------    -----------
Total Current Liabilities                                                                   123,418        109,614


Stockholders' Equity (Notes 2 & 6)
                Preferred stock, 496,000,000 shares
                                           authorized; none issued
                Series A Cumulative Convertible Preferred stock,
                                           no par value; 4,000,000 shares authorized;
                                           296,933 shares issued and outstanding            252,783        323,983
                Common stock, no par value, 80,000,000 shares
                     authorized; 7,966,005 shares issued and
                                           outstanding                                    4,254,081      4,182,881
                Accumulated deficit                                                      (4,267,434)    (4,005,936)
                                                                                        -----------    -----------
Total Stockholders' Equity                                                                  239,430        500,928

                                                                                        $   362,848    $   610,542
                                                                                        ===========    ===========

                                                          3


PROCYON CORPORATION & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Three Months Ended December 31, 2000 and 1999
Six Months Ended December 31, 2000 and 1999


                                                 (unaudited)    (unaudited)   (unaudited)    (unaudited)
                                                 Three Months  Three Months   Six Months     Six Months
                                                    Ended         Ended          Ended          Ended
                                                 December 31,  December 31,   December 31,   December 31,
                                                    2000           1999           2000           1999
                                                ------------   ------------   ------------   ------------
Net Sales                                       $   221,157    $   105,232    $   424,506    $   254,868

Cost of Sales                                        34,934         14,531         70,434         34,632
                                                -----------    -----------    -----------    -----------
Gross Profit                                        186,223         90,702        354,072        220,236

Operating Expenses:
          Salaries and Benefits                      96,150         41,339        180,432         84,300
          Selling, General and Administrative       250,804        146,839        442,647        232,119
                                                -----------    -----------    -----------    -----------
Total Operating Expenses                            346,954        188,178        623,079        316,419
                                                -----------    -----------    -----------    -----------

Profit ( Loss) from Operations                     (160,731)       (97,477)      (269,007)       (96,183)

Other Income (Expense):
          Interest Expense                             (243)        (3,703)          (527)        (6,925)
          Interest Income                             2,990              9          8,036            262
                                                -----------    -----------    -----------    -----------

Total Other Income (expense)                          2,747         (3,693)         7,509         (6,663)
                                                -----------    -----------    -----------    -----------

Net Income(Loss)                                   (157,984)      (101,170)      (261,498)      (102,846)


Dividend requirements on preferred stock             (6,452)        20,220          1,315         40,439
                                                -----------    -----------    -----------    -----------

Loss applicable to common stock                 $  (151,532)   $  (121,390)   $  (262,813)   $  (143,285)
                                                ===========    ===========    ===========    ===========

Net Loss per common share                            (0.019)        (0.021)        (0.034)        (0.027)
                                                -----------    -----------    -----------    -----------

Weighted average number of
          common shares outstanding               7,829,679      5,772,155      7,799,147      5,360,822
                                                -----------    -----------    -----------    -----------

                                                     4



PROCYON CORPORATION & SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
Six Months Ended December 31, 2000 and 1999




                                                                   (unaudited)  (unaudited)
                                                                   December 31, December 31,
                                                                       2000         1999
                                                                    ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net Loss                                                       $(261,498)   $(102,853)
         Adjustments to reconcile net income to
            net cash used in operating activities:

            Depreciation                                                4,615        5,956
            Decrease (increase) in:
               Accounts Receivable                                     15,970      (10,216)
               Inventory                                              (24,407)     (17,234)
               Prepaid Expenses                                       (22,891)     (30,336)
               Other Assets                                              (206)     (21,105)
                                                                    ---------    ---------
            Increase (decrease) in:
               Accounts payable                                        26,815       (1,388)
               Accrued Expenses                                       (19,126)     (11,625)
                                                                    ---------    ---------
                                            NET CASH (USED) BY
                                            OPERATING ACTIVITIES     (280,728)    (188,801)

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchases of machinery and equipment                             (20,155)      (6,586)
                                                                    ---------    ---------
                                            NET CASH (USED) BY
                                            INVESTING ACTIVITIES      (20,155)      (6,586)
                                                                    ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from borrowings on short trem loan                        6,116         --
     Proceeds from borrowings on long term loan                          --        101,873
                                                                    ---------    ---------
                                            NET CASH PROVIDED BY
                                            FINANCING ACTIVITIES        6,116      101,873
                                                                    ---------    ---------

                                            NET DECREASE IN CASH     (294,767)     (93,514)

CASH AT BEGINNING OF PERIOD                                           479,334       90,150
                                                                    ---------    ---------

                                            CASH AT END OF PERIOD   $ 184,567    $  (3,364)
                                                                    =========    =========

SUPPLEMENTAL DISCLOSURES:

Taxes Paid                                                          $    --      $    --
Interest Paid                                                       $     527    $   7,018

NONCASH TRANSACTION DISCLOSURE:

Conversion of Series A Preferred Stock to Common Stock              $  71,200    $   9,500
Conversion of Advanced deposits to Common Stock                     $    --      $ 642,000

                                                  5

NOTE A - SUMMARY OF ACCOUNTING

     The December 2000, financial statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations. The Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the Company's audited financial statements dated June 30, 2000. While management believes the procedures followed in preparing these financial statements are reasonable, the accuracy of the amounts are, in some respects, dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year.

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

NOTE B - INVENTORIES

         Inventories consisted of the following:

                                           December 31,                June 30,
                                               2000                      2000
                                               ----                      ----
                   Finished Goods            $ 31,166                  $ 19,999
                   Raw Materials             $ 52,307                  $ 39,067
                                             --------                  --------
                                             $ 83,473                  $ 59,066
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
                                                                      =========

NOTE D -  STOCKHOLDERS' EQUITY

     During January 1995, the Company's Board of Directors authorized the issuance of up to 4,000,000 shares of Series A Cumulative Convertible Preferred Stock ("Series A Preferred Stock"). The preferred stockholders are entitled to receive, as and if declared by the board of directors, quarterly dividends at an annual rate of $.10 per share of Series A Preferred Stock per annum. Dividends will accrue without interest and will be cumulative from the date of issuance of the Series A Preferred Stock and will be payable quarterly in arrears in cash or publicly traded common stock when and if declared by the Board of Directors. As of December 31, 2000, no dividends have been declared. Dividends in arrears on the outstanding preferred shares total $106,903 as of December 31, 2000. The preferred stockholders have the right to convert each share of Series A Preferred Stock into one share of the Company's common stock at any time without additional consideration. However, each share of Series A Preferred Stock is subject to mandatory conversion into one share of common stock of the Company, effective as of the close of a public offering of the Company's common stock provided, however, that the offering must provide a minimum of $1 million in gross proceeds to the Company and the initial offering price of such common stock must be at least $1 per share. In addition to the rights described above, the holders of the Series A Preferred Stock will have equal voting rights as the common stockholders based upon the number of shares of common stock into which the Series A Preferred Stock is convertible. The Company is obligated to reserve an adequate number of shares of its common stock to satisfy the conversion of all the outstanding Series A Preferred Stock.

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

     To date, the Company had not experienced, nor does it expect to experience, any disruption related to Year 2000 problems in the operation of its systems or accounting records. To the best knowledge of the Company, none of the material vendors and financial institutions with which the Company has a relationship experienced any failures or disruptions in their computer systems caused by the Year 2000.

Liquidity and Capital Resources

     As of December 31, 2000, the Company's principal sources of liquidity included cash and cash equivalents of approximately $184,567, inventories of $83,473, and net accounts receivable of $718. The Company had net working capital of $189,805, and no long-term debt at December 31, 2000.

     During the six months ended December 31, 2000, cash and cash equivalents decreased from $479,334 as of June 30, 2000 to $184,567, largely in part to increased efforts in marketing campaigns, and the startup of a new subsidiary, Sirius Medical Supply Co. Operating activities used cash of $280,728 during the period, consisting primarily of a net loss of $261,498. Cash provided by financing activities was $6,116 as compared to $101,873 for the corresponding period in 1999. During the period, holders of 71,200 shares of Preferred Stock converted their shares to Common Stock.

     At December 31, 2000, the Company had no commitments for capital expenditures.

     The Company has deferred tax assets with a 100% valuation allowance at December 31, 2000. Management is not able to determine if it is more likely than not that the deferred tax assets will be realized.

     The Company also has secured a $250,000 line of credit with its bank, for operational purposes. Management is continuing its efforts to raise additional funding through a private equity placement. The funds will be used to support advertising and it is hoped that the funding effort will be concluded during the quarter. The ability of The Company to continue as a going concern is dependent upon the success of these actions.

Results of Operations

     Comparison of Six Months Ended December 31, 2000 and 1999.

     Net sales during the quarter ended December 31, 2000 were $221,157, as compared to $105,232 in the quarter ended December 31, 1999, an increase of $115,925, or 110%.

     Gross profit during the quarter ended December 31, 2000 was $186,223, as compared to $90,702 during the quarter ended December 31, 1999, an increase of $95,521, or 105%. As a percentage of net sales, gross profit was 84% in the quarter ended December 31, 2000, as compared to 86% in the corresponding quarter in 1999.

     Operating expenses during the quarter ended December 31, 2000, were $346,954, consisting of $96,150 in salaries and benefits and $250,804 in selling, general and administrative expenses. This compares to operating expenses during the quarter ended December 31, 1999 of $188,178, consisting of $41,339 in salaries and benefits, and $146,839 in selling, general and administrative expenses. The Company expects expenses to rise somewhat as sales increase over the remainder of the fiscal year.

     The Company incurred an operating loss of $160,731 in the quarter ended December 31, 2000, as compared to an operating loss of $97,477 in the corresponding quarter in 1999. The increase in operating loss was primarily due to high investment in marketing campaigns, reducing the overall margin in sales. Net loss (before dividend requirements for Preferred Shares) was $157,984 during the quarter ended December 31, 2000, as compared to net loss of $101,170 during the quarter ended December 31, 1999.


PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Not Applicable.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

(1)      Not Applicable.

(2)      Not Applicable.

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



February 8, 2000                            By:  /s/  John C. Anderson
----------------                               --------------------------------
Date                                                  John C. Anderson,
                                                      President and Chief
                                                      Financial Officer