Form 10QSB
period 2001-03-31
PROCYON CORP
filed 2001-05-22
CIK 812306

SECURITIES & EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

               [x] Quarterly Report Under Section 13 or 15 (d) of
                       the Securities Exchange Act of 1934


                    For Quarterly Period Ended March 31, 2001

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


   Common stock, no par value; 7,861,338 shares outstanding as of May 21, 2001

    Transitional Small Business Disclosure Format (check one) Yes [ ] No [x]

                          PART I. FINANCIAL INFORMATION



Item                                                                        Page
                                                                            ----

ITEM 1. FINANCIAL STATEMENTS.................................................. 3

                           Index to Financial Statements
                           -----------------------------
Financial Statements:

         Consolidated Balance Sheets...........................................3
         Consolidated Statements of Operations ................................4
         Consolidated Statements of Cash Flows ................................5
         Notes to Financial Statements.........................................6

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.......................7

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS......................................................8

ITEM 2. CHANGES IN SECURITIES .................................................8

ITEM 3. DEFAULTS UPON SENIOR SECURITIES .......................................8

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS....................8

ITEM 5. OTHER INFORMATION .....................................................9

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K ......................................9

SIGNATURES.....................................................................9



PROCYON CORPORATION & SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2001 & JUNE 30, 2000

ASSETS
                                                                                       (unaudited)     (audited)
                                                                                         March 31       June 30,
Current Assets                                                                             2001           2000
                                                                                       -----------    -----------

                Cash & Cash Equivalents                                                $    78,449    $   479,334
                Accounts Receivable, less allowances of $500                                58,184         16,689
                Inventories                                                                 35,656         59,066
                Prepaid Expenses                                                            66,742         21,574
                                                                                       -----------    -----------
Total Current Assets                                                                       239,031        576,663

Machinery and Equipment less accumulated
                depreciation of $33,268 and $26,323                                         37,629         22,706


Other Assets                                                                                 2,066         11,173
                                                                                       -----------    -----------

Total Assets                                                                               278,726        610,542
                                                                                       ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:

                Accounts Payable                                                           160,281         77,283
                Accrued Expenses                                                            22,745         32,331
                Note Payable                                                                 6,116              0
                                                                                       -----------    -----------
Total Current Liabilities                                                                  189,142        109,614


Stockholders' Equity (Notes 2 & 6)                                                               0              0
                Preferred stock, 496,000,000 shares
                                         authorized; none issued
                Series A Cumulative Convertible Preferred stock,
                                         no par value; 4,000,000 shares authorized;
                                         288,600 shares issued and outstanding             244,450        323,983
                Common stock, no par value, 80,000,000 shares
                                         authorized; 7,974,338 shares issued and
                                         outstanding                                     4,262,414      4,182,881
                Accumulated deficit                                                     (4,417,280)    (4,005,936)
                                                                                       -----------    -----------
Total Stockholders' Equity                                                                  89,584        500,928

                                                                                       $   278,726    $   610,542
                                                                                       ===========    ===========


                SEE ACCOMPANYING NOTES

                                                         3



PROCYON CORPORATION & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Three Months Ended March 31, 2001 and 2000
Six Months Ended March 31, 2001 and 2000



                                                   (unaudited)    (unaudited)   (unaudited)    (unaudited)
                                                  Three Months   Three Months   Nine Months    Nine Months
                                                      Ended         Ended          Ended          Ended
                                                    March 31       March 31       March 31       March 31
                                                      2001          2000           2001            2000
                                                  -----------    -----------    -----------    -----------

Net Sales                                         $   306,462    $   212,152    $   730,969    $   466,803

Cost of Sales                                          89,756         24,123        160,190         68,424
                                                  -----------    -----------    -----------    -----------

Gross Profit                                          216,706        188,029        570,779        398,379

Operating Expenses:
            Salaries and Benefits                     118,012         51,646        298,445        148,285
            Selling, General and Administrative       249,183        176,083        691,829        413,709
                                                  -----------    -----------    -----------    -----------

Total Operating Expenses                              367,195        227,729        990,274        561,994
                                                  -----------    -----------    -----------    -----------

Profit ( Loss) from Operations                       (150,489)       (39,700)      (419,495)      (163,615)

Other Income (Expense):
            Interest Expense                             (423)        (8,880)          (950)       (15,828)
            Interest Income                             1,067              3          9,102            482
                                                  -----------    -----------    -----------    -----------

Total Other Income (expense)                              644         (8,877)         8,152        (15,346)
                                                  -----------    -----------    -----------    -----------

Net Income(Loss)                                     (149,845)       (48,577)      (411,342)      (178,961)


Dividend requirements on preferred stock               (4,674)        (6,755)        (5,988)       (94,827)
                                                  -----------    -----------    -----------    -----------

Loss applicable to common stock                   $  (145,171)   $   (55,332)   $  (405,354)   $  (273,788)
                                                  ===========    ===========    ===========    ===========

Net Loss per common share                              (0.018)        (0.010)        (0.052)        (0.052)
                                                  -----------    -----------    -----------    -----------

Weighted average number of
            common shares outstanding               7,855,722      5,757,385      7,813,911      5,244,077
                                                  -----------    -----------    -----------    -----------


                      SEE ACCOMPANYING NOTES

                                                      4


PROCYON CORPORATION & SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine Months Ended March 31, 2001 and 2000



                                                             (unaudited)   (unaudited)
                                                                March         March
                                                                2001           2000
                                                            -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net Loss                                                $  (411,343)     $(178,961)
            Adjustments to reconcile net income to
              net cash used in operating activities:

              Depreciation                                        6,824          6,063
              Common Stock Issued for Services                        0         10,000

              Decrease (increase) in:
                  Accounts Receivable                           (41,495)        (3,616)
                  Inventory                                      23,410        (36,080)
                  Prepaid Expenses                              (45,168)       (45,060)
                  Other Assets                                    9,107         (6,888)
              Increase (decrease) in:
                  Accounts payable                               82,999         17,434
                  Accrued Expenses                               (9,586)       (77,957)
                                                            -----------    -----------
                          NET CASH USED BY
                          OPERATING ACTIVITIES                 (385,252)      (315,065)

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchases of machinery and equipment                        (21,748)        (6,401)
                                                            -----------    -----------
                          NET CASH USED BY
                          INVESTING ACTIVITIES                  (21,748)        (6,401)

CASH FLOWS FROM FINANCING ACTIVITIES

    Proceeds from Long Term Loans                                     0        251,000
    Repayment on Long Term Loans                                      0       (465,127)
    Proceeds from issuance of Common Stock                            0      1,000,000
    Proceeds from borrowings on short trem loan                   6,116              0
                                                            -----------    -----------
                          NET CASH PROVIDED BY
                          FINANCING ACTIVITIES                    6,116        785,873
                                                            -----------    -----------

                          NET (DECREASE) INCREASE IN CASH      (400,884)       464,407

CASH AT BEGINNING OF PERIOD                                     479,334         90,150
                                                            -----------    -----------

                          CASH AT END OF PERIOD             $    78,449    $   554,557
                                                            ===========    ===========

SUPPLEMENTAL DISCLOSURES:


Interest Paid                                               $       950    $    15,828
Taxes Paid                                                  $      --      $      --

NONCASH TRANSACTION DISCLOSURE:

Conversion of Series A Preferred Stock to Common Stock      $    71,200    $    76,500
Conversion of Advanced deposits to Common Stock             $      --      $   642,000



                  See Accompanying Notes

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

NOTE B - INVENTORIES

     Inventories consisted of the following:

                                                March 31,           June 30,
                                                  2001                2000
                                                  ----                ----
                           Finished Goods       $ 11,612            $ 19,999
                           Raw Materials        $ 24,044            $ 39,067
                                                --------            --------
                                                $ 35,656            $ 59,066
                                                ========            ========



NOTE C -  STOCKHOLDERS' EQUITY

     During January 1995, the Company's Board of Directors authorized the issuance of up to 4,000,000 shares of Series A Cumulative Convertible Preferred Stock ("Series A Preferred Stock"). The preferred stockholders are entitled to receive, as and if declared by the board of directors, quarterly dividends at an annual rate of $.10 per share of Series A Preferred Stock per annum. Dividends will accrue without interest and will be cumulative from the date of issuance of the Series A Preferred Stock and will be payable quarterly in arrears in cash or publicly traded common stock when and if declared by the Board of Directors. As of March 31, 2001, no dividends have been declared. Dividends in arrears on the outstanding preferred shares total $111,576 as of March 31, 2001. The preferred stockholders have the right to convert each share of Series A Preferred Stock into one share of the Company's common stock at any time without additional consideration. However, each share of Series A Preferred Stock is subject to mandatory conversion into one share of common stock of the Company, effective as of the close of a public offering of the Company's common stock provided, however, that the offering must provide a minimum of $1 million in gross proceeds to the Company and the initial offering price of such common stock must be at least $1 per share. In addition to the rights described above, the holders of the Series A Preferred Stock will have equal voting rights as the common stockholders based upon the number of shares of common stock into which the Series A Preferred Stock is convertible. The Company is obligated to reserve an adequate number of shares of its common stock to satisfy the conversion of all the outstanding Series A Preferred Stock.

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

Liquidity and Capital Resources

        As of March 31, 2001, the Company's principal sources of liquid assets included cash and cash equivalents of $78,449, inventories of $35,656, and net accounts receivable of $58,184. The Company had net working capital of $49,889, and no long-term debt at March 31, 2001.

        During the nine months ended March 31, 2001, cash and cash equivalents decreased from $479,334 as of June 30, 2000 to $78,449, largely in part to increased efforts in marketing campaigns, and the startup of a new subsidiary, Sirius Medical Supply Co. Operating activities used cash of $385,252 during the period, consisting primarily of a net loss of $411,343. Cash provided by financing activities was $6,116 as compared to $785,873 for the corresponding period in 2000. During the period, holders of 79,533 shares of Preferred Stock converted their shares to Common Stock.

        At March 31, 2001, the Company had no commitments for capital expenditures.

        The Company has deferred tax assets with a 100% valuation allowance at March 31, 2001. Management is not able to determine if it is more likely than not that the deferred tax assets will be realized.

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

Results of Operations

        Comparison of Nine Months ended March 31, 2001 and 2000.

        Net sales during the quarter ended March 31, 2001 were $306,462, as compared to $212,152 in the quarter ended March 31, 2000, an increase of $94,310, or 44%.

        Gross profit during the quarter ended March 31, 2001 was $216,706, as compared to $188,029 during the quarter ended March 31, 2000, an increase of $28,677, or 15%. As a percentage of net sales, gross profit was 71% in the quarter ended March 31, 2001, as compared to 89% in the corresponding quarter in 2000. Gross profit as a percentage of sales fell mainly due to lower margin items being sold by Sirius Medical Supply.

        Operating expenses during the quarter ended March 31, 2001, were $367,195, consisting of $118,012 in salaries and benefits and $249,183 in selling, general and administrative expenses. This compares to operating expenses during the quarter ended March 31, 2000 of $227,729, consisting of $51,646 in salaries and benefits, and $176,083 in selling, general and administrative expenses. The Company expects expenses to rise somewhat as sales increase over the remainder of the fiscal year. Increased operating expenses were due to increased personnel as well as new advertising for Sirius Medical.

        The Company incurred an operating loss of $150,489 in the quarter ended March 31, 2001, as compared to an operating loss of $39,700 in the corresponding quarter in 2000. The increase in operating loss was primarily due to high investment in marketing campaigns, reducing the overall margin in sales. Net loss (before dividend requirements for Preferred Shares) was $149,845 during the quarter ended March 31, 2001, as compared to net loss of $48,577 during the quarter ended March 31, 2000.


PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Not Applicable.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

        (1) Not Applicable.

        (2) Not Applicable.

        (3) Not Applicable.

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


                                            PROCYON CORPORATION



May 21, 2001                                By:  /s/  John C. Anderson
------------                                   --------------------------------
Date                                                  John C. Anderson,
                                                      President and Chief
                                                      Financial Officer