Form 10KSB
period 2001-06-30
PROCYON CORP
filed 2001-10-12
CIK 812306

FORM 10-KSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended June 30, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED] for the transition period from _______________ to __________________

                         Commission file number 0-17449

                               PROCYON CORPORATION
                               -------------------
                 (Name of small business issuer in its charter)

                Colorado                                        59-3280822
                --------                                        ----------
     (State or other jurisdiction of                         (I.R.S. Employer
     incorporation or organization)                       Identification Number)

    1150 Cleveland Street, Suite 410
          Clearwater, Florida                                      33755
          -------------------                                      -----
(Address of principal executive offices)                         (Zip Code)

          Issuers telephone number, including area code (727) 447-2998

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

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrants knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ]

State Issuers revenues for its most recent fiscal year: $1,146,799

     The aggregate market value of the 3,545,138 shares of Common Stock held by non-affiliates was $939,462 on October 8, 2001 based on the average bid and asked price of $.265 on such date. As of October 8, 2001, 7,861,338 shares of the issuers Common Stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

The information required by Part III of this annual report is incorporated by reference to the registrants' definitive proxy statement if filed with the Commission on or before October 28, 2001. If such proxy statement is not filed by such date, the information required by Part III of this annual report will be filed with the Commission as an amendment to this Form 10-KSB under cover of Form 10-KSB/A, not later than October 28, 2001.

Transitional Small Business Disclosure Format: Yes ___  No X

                                      INDEX


Title                                                                       Page


ITEM  1.  DESCRIPTION OF BUSINESS...........................................  3

ITEM  2.  DESCRIPTION OF PROPERTY...........................................  7

ITEM  3.  LEGAL PROCEEDINGS.................................................  7

ITEM  4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...............  7

ITEM  5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS...........................................................  7

ITEM  6.  MANAGEMENTS DISCUSSION AND ANALYSIS
          OR PLAN OF OPERATION..............................................  9

ITEM  7.  FINANCIAL STATEMENTS.............................................. 11

ITEM  8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE............................... 12

ITEM  9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
          PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE
          ACT .............................................................. 12

ITEM 10.  EXECUTIVE COMPENSATION............................................ 12

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT........................................................ 12
ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.................... 12

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.................................. 13

                                     Part I

ITEM 1. BUSINESS

History and Organization

     Procyon Corporation (the "Company"), a Colorado corporation, was incorporated on March 19, 1987 and was deemed a development stage company until May 1996 when it acquired Amerx Health Care Corp. ("Amerx"), a corporation based in Clearwater, Florida, which was wholly owned by John C. Anderson. Amerx develops and markets proprietary medical products used in the treatment of pressure ulcers, dermatitis, inflammation, and other skin problems. Sirius Medical Supply ("Sirius"), a Florida corporation was formed in 2000 to operate as a full service mail order medical supply company selling primarily to Medicare and Medicaid customers. Historically, the Amerx's products have been sold through distributors to health care institutions, such as nursing homes and home health care agencies, and to retailers, including national and regional chain stores and pharmacies, while Sirius's products are sold directly to the consumer.

Products

     Amerx's products currently consist of Amerigel(R) Ointment Wound Dressing with another recently upgraded 510k approval, classifying the product as a hydrogel wound dressing, Amerigel(R) Preventive Care Lotion, Amerigel(R) Preventive Barrier Lotion, and its latest product Amerigel Wound Wash. The Amerigel(R) Ointment Wound Dressing is now formulated to be used as a wound dressing to manage pressure ulcers stages I-IV, stasis ulcers, diabetic skin ulcers, post surgical incisions, cuts, abrasions, and skin irritations. The Amerigel(R) Preventive Care Lotion has emollients, which restore moisture to fragile skin, protect the skin against tears and chafing, and assist in prevention of chronic pressure ulcers. The Amerigel(R) Barrier Lotion provides barrier protection to reduce the harmful effects of urine and feces in incontinent patients. The Amerigel Wound Wash was introduced as a wound cleanser that contains saline and Oakin. The industry standard for wound cleansing has been saline, since tap water has chemicals and additives that can be potentially harmful to a chronic wound. The Company also expects to introduce new products in fiscal 2002, provided the funds necessary to manufacture and advertise these new products become available. One of proposed products consists of two-inch and four-inch square gauze sponges saturated with the Amerigel(R) Ointment Wound Dressing. The sponges have been developed for packing deep wounds, and are expected to improve healing. Other currently proposed new products include an acne cream and a facial scrub. The Company is still in the process of development and testing with these products.

     Management believes that each Amerx product is based on proprietary formulations which the Company has attempted to protect as trade secret information. Each product is registered with the Food and Drug Administration and receives a National Drug Code. In September 1998, the Company was granted a Medicare Part B HCPCS Reimbursement Code ("Reimbursement Code") for its Amerigel(R) Ointment Wound Dressing, which allows it to qualify for Medicare reimbursements. The Amerigel(R) Preventive Care Lotion and the Amerigel(R) Barrier Lotion are not eligible for Medicare Part B reimbursement as they are formulated for preventive maintenance care and as skin protectants. Amerigel(R) Ointment Wound Dressing currently represents approximately 78% of net sales by the Company, while Amerigel(R) Preventive Care Lotion, Amerigel(R) Preventive Barrier Lotion, and Amerigel Wound Wash represent 17% , 4%, and 1% respectively.

     Sirius's products at this time consist solely of diabetic supplies, primarily glucose monitors, test strips, lancets, and syringes. Sirius is building its customer base on these products with plans to expand into the future with a broader product line to achieve its goal of becoming a full service mail order medical supply company.

Market for Products

     The institutional market for skin treatment products is comprised of hospitals, nursing homes, home health care agencies and other health care institutions which provide wound care to a large number of patients. Management believes that Amerigel(R) products represent an inexpensive, yet effective, treatment and prevention program for chronic pressure ulcers and other skin problems which are treated in health care institutions. Management believes that obtaining the Reimbursement Code, even though it does not specify the amount to be reimbursed and requires case-by-case approval, enhances the offering of Amerigel(R) Ointment Wound Dressing to institutional entities such as nursing homes and home health care agencies. Management intends to continue, however, to upgrade the reimbursement status.

     The retail market for skin care products is comprised mainly of mass merchandise stores and pharmacies that sell such products to individuals for personal use outside of health care facilities. The Company's products are presently sold retail in independent pharmacies. The Company initiated a direct response program and is now making direct retail sales to individual consumers nationally.

     The market for Sirius's products is comprised of diabetic patients who receive benefits from Medicare or Medicaid, or from their insurance companies. The Company attracts these customers through advertising and direct marketing.

Sales and Marketing

     The Company's traditional channel of distribution has been through retail distributors. The Company's principal distributors to the institutional market in fiscal 2001 included Bindley Western Drug, and Gulf South. The Company's principal retail distributors during fiscal 2001 were McKesson Drug, Amerisource, Cardinal Health and Bergen Brunswig. During fiscal 2001, retail and institutional sales represented approximately 85% and 4%, respectively, of total net sales as compared to 95% and 5%, respectively, during fiscal 2000. Management expects that retail sales will continue to account for a significant percentage of total net sales. However, Management's decision to target doctors directly has accounted for significant growth, accounting for 11% of sales in its first year of the program. Management will continue to attempt to increase its distributor base, particularly with distributors with an ability to introduce the Company's products in new geographical areas and to new retail chains. Management will also increase its focus on the Doctor Direct division as it is a young division demonstrating commercial potential.

     Distributors purchase products from the Company on standard credit terms. Product returns by distributors are generally permitted only on dated products based upon a two-year expiration date. The Company supports its distributors through product literature, advertising and limited participation at industry trade shows. All existing distributors sell Amerx products on a non-exclusive basis.

     Sirius's channel of distribution is by mail-order direct to consumers. The Company has attracted and retained customers through marketing efforts. Sirius's customer base is currently small. However, the Company believes it has substantial potential, as there are over 16 million diabetics in the United States, according to the American Diabetes Association.

     The Company periodically has received inquiries about foreign market distribution. These inquiries have been generated by the Company's advertising, market presence and web sites (www.amerxhc.com and www.amerigel.com). The Company intends to respond to and pursue all such inquiries.

Significant Customers

     During fiscal 2001, 63% of the Company's net sales were directly attributed to marketing efforts, while 11% of net sales were accounted for by the Doctor Direct program. In fiscal 2000, 64% of the Company's sales were directly attributed to marketing efforts. 14% of sales were accounted for by Eckerd Drug Corp. The Company expects that certain of its principal distributors, such as McKesson Drug, may continue to account for a significant portion of net sales, so the loss of any significant distributor or customer could have an adverse effect on the Company's future operating results and financial condition. The Company has been able to maintain relationships with its distributors and has been able to establish relationships with a few new distributors each year.

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

     During fiscal 2001, manufacturing was completed by a small regional company, which has in the past performed, and will in the future perform, research and development activities for the Company. The Company does not have a written contract with this manufacturer and there are no minimum purchase agreements. Management believes there are other companies which could manufacture the Company's products current standard, if necessary.

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

Competition

     The market for skin treatment products is highly competitive and fragmented. Competition is intense and is based primarily on product efficacy, brand recognition, loyalty, quality, price and availability of shelf space in the retail market. The Company competes against several large well-capitalized companies offering a broad range of skin treatment products as well as numerous small competitors having a limited number of products. Many of these competitors have longer operating histories, better name recognition and greater financial, marketing and other resources than the Company. Because of the intense competition and the Company's financial condition, there can be no assurance that it will be able to increase its market share. The market for diabetic supplies is also highly competitive, and Sirius will compete with other large companies for market share.

Employees

     As of September 30, 2001, the Company had twelve full-time employees, consisting of four management employees, six sales-related employees and two administrative employees.

ITEM 2. PROPERTIES

     The Company currently maintains its offices at 1150 Cleveland Street, Suite 410, Clearwater, Florida 33755. The Company's offices consist of approximately 3,536 square feet of space which is leased from an unrelated party. The annually renewable office lease requires monthly payments of approximately $3,907. Management believes the facility is adequate for the Company's current needs.

ITEM 3. LEGAL PROCEEDINGS

     The Company is not a party to any pending material legal proceedings nor is its property the subject of a pending legal proceeding.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matter was submitted to a vote of security holders during the quarter ended June 30, 2001.

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

     Fiscal 2000
     -----------
     First Quarter......................................   $  .6875    $  .2500
     Second Quarter.....................................      .5000       .1875
     Third Quarter......................................     4.5000       .2500
     Fourth Quarter.....................................     4.5000       .6250

     Fiscal 2001
     -----------
     First Quarter......................................   $ 1.0000    $  .5625
     Second Quarter.....................................      .6875       .1875
     Third Quarter......................................      .9375       .1875
     Fourth Quarter.....................................      .6250       .2000

     As of October 8, 2001, there were approximately 147 record holders of the Company's Common Stock. On October 8, 2001, the closing bid price of the Company's common stock was $.10 and the closing ask price was $.43. On October 1, 2001, the last date on which a sale occurred, the last reported sale price was $.15.

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

Recent Sales of Unregistered Securities

     The Company relied on Section 4(2) of the Securities Act of 1933, as amended (the 1933 Act) for exemption from the registration requirements of the1933 Act. All of the foregoing sales were made to officers and directors, or to individuals or entities which had access to information enabling them to evaluate the merits and risks of the investment by virtue of their relationship to officers and directors of the Company or their economic bargaining power. Each investor was furnished with information concerning the operations of the Company and each had the opportunity to verify the information supplied. Additionally, the Company obtained a signed representation from each of the foregoing persons or entities of his or its intent to acquire the shares for the purpose of investment only, and not with a view toward the subsequent distribution thereof.

     Holders of the Preferred Stock are entitled to receive, if declared by the Board of Directors, quarterly dividends at an annual rate of $.10 per share. Dividends accrue without interest, are cumulative from the date of issuance, and are payable in arrears in cash or common stock, when and if declared by the Board of Directors. No dividends had been declared or paid at June 30, 2001 and dividends in arrears at such date total approximately $118,791.

     Holders of the Preferred Stock have the right to convert their shares of Preferred Stock into an equal number of shares of Common Stock of the Company. Such shares will mandatorily convert into one share of Common Stock at the close of a public offering of Common Stock by the Company provided the Company receives gross proceeds of at least $1,000,000, and the initial offering price of the Common Stock sold in such offering is equal to or in excess of $1 per share. During fiscal 2001, holders of 79,533 shares of Preferred Stock converted their shares to Common Stock.

ITEM 6. MANAGEMENTS DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

General

     The continuing operations and revenues of the Company consist of the operations of and revenues generated by Amerx and Sirius, the Company's two wholly owned subsidiaries. Amerx's wound care and skin care products, marketed under the trademark Amerigel(R), are formulated to enhance the quality of skin and wound care and to lower the treatment cost of those who suffer from wound and skin care problems. Sirius markets and distributes diabetic supplies via mail order.

     The Company markets Amerigel(R) products to institutional customers such as nursing homes, hospitals and home health agencies and to retail customers. Institutional sales are made either directly to the end user or through medical supply distributors. Many institutional customers will not purchase directly from the manufacturer; they will purchase products only through a national distributor who warehouses the products and supplies the products directly to the customer. Accordingly, the Company's products must be in the distributor's warehouse in order for the Company to compete with other manufacturers. Amerx reaches the retail consumer primarily through distributors, but, in some cases, through direct sales to a retail store chain. As of June 30, 2001, the Company's skin care products were being distributed to institutions and to retail stores through McKesson Drug, Bergen Brunswig, Cardinal Health, Amerisource, Gulf South, Bindley Western Drug and a number of smaller local and regional distributors.

Results of Operations

     Comparison of Fiscal 2001 & 2000. Net sales during fiscal 2001 were approximately $1,147,000 as compared to approximately $703,000 in fiscal 2000, an increase of approximately $444,000, or 63%.

     Cost of sales increased significantly, to approximately $265,000 in 2001 as compared to approximately $134,000 in 2000. The principal reasons for the increase in cost of sales was the increase in sales, and marketing, as well as higher cost for products sold by Sirius.

     Gross profit increased to approximately $882,000 during fiscal 2001 as compared to approximately $569,000 during fiscal 2000, an increase of about $313,000, or 55%. As a percentage of sales, gross profit was 77% in fiscal 2001, as compared to 81% in fiscal 2000.

     Operating expenses during fiscal 2001 were approximately $1,574,000, consisting of approximately $443,000 in salaries and benefits, $1,131,000 in selling, general and administrative expenses. This represents a increase in expenses of approximately $696,000 as compared to expenses in fiscal 2000. As a percentage of net sales, operating expenses during fiscal 2000 increased to 137%, as compared to 125% during fiscal 2000.

     Loss from operations increased to approximately $692,000 in 2001, as compared to approximately $309,000 in fiscal 2000. Net loss (after dividend requirements for Preferred Shares) was approximately $805,000 during fiscal 2001, compared to approximately $424,000 during fiscal 2000.

     As of June 30, 2001, the Company had a deferred tax asset of approximately $1,784,000, consisting primarily of net operating losses. The Company recorded a valuation allowance equal to 100 percent of the deferred tax asset as the Company was unable to determine that it was more likely than not the deferred tax asset will be realized. The valuation allowance increased approximately $321,000 from fiscal 2000 to 2001.

Liquidity and Capital Resources

     As of June 30, 2001, the Company's principal sources of liquidity included unrestricted cash and cash equivalents of approximately $19,000, inventories of approximately $45,000, and net accounts receivable of approximately $70,000. The Company had negative working capital of approximately $233,000 and no long-term debt at June 30, 2001.

     Operating activities used cash of approximately $485,000 during fiscal 2001 and approximately $381,000 during fiscal 2000, consisting primarily of net losses of approximately $687,000 and $318,000, respectively. Cash used in investing activities during fiscal 2001 and 2000 was approximately $50,000 and $16,000, respectively. Cash provided by financing activities during fiscal 2001 and 2000 was approximately $75,000 and $786,000, respectively. There were no sales of Preferred Stock in fiscal 2001 or 2000.

     At June 30, 2001 the Company had no commitments for capital expenditures.

     During fiscal 2001, holders of 79,533 shares of Preferred Stock converted their shares to Common Stock.

     The Company's financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred losses since its inception and has been dependent upon equity financing and shareholder loans to fund working capital needs. These conditions raise doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the determination of this uncertainty. Management's plans for increasing revenues have been described elsewhere in this Report on Form 10-KSB, but there can be no assurance that the Company will be able to increase its revenues or achieve a profitable level of operations.

The Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

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

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Consolidated Financial Statements as of June 30, 2001 and 2000 and for the years ended June 30, 1999 were audited by Giunta, Ferlita & Walsh, P.A., the Company's independent auditors, as indicated in their report included appearing at page F-1.

                          INDEX TO FINANCIAL STATEMENTS
                             -----------------------
                                                                            Page
                                                                            ----

Report of Independent Certified Public Accountants.......................   F-1

Consolidated Balance Sheet June 30, 2001.................................   F-2

Consolidated Statements of Operations
        For the Years Ended June 30, 2001 and 2000.......................   F-3

Consolidated Statements of Stockholder's Deficiency
        For the Years Ended June 30, 2001 and 2000.......................   F-4

Consolidated Statements of Cash Flows
        For the Years Ended June 30, 2001 and 2000.......................   F-5

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

Date: October 8, 2001

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     Signature                        Title                           Date
     ---------                        -----                           ----


/s/ John C. Anderson         President and Acting               October 12, 2001
--------------------         Principal Executive, Financial
John C. Anderson             and Accounting Officer



/s/ Chester L. Wallack       Director                           October 12, 2001
----------------------
Chester L. Wallack


/s/ Fred W. Suggs, Jr.       Director                           October 12, 2001
----------------------
Fred W. Suggs, Jr.


/s/ Alan B. Crane            Director                           October 12, 2001
-----------------
Alan B. Crane


/s/ Richard T. Thompson      Director                           October 12, 2001
-----------------------
Richard T. Thompson


/s/ Jeffery S. Slowgrove     Director                           October 12, 2001
------------------------
Jeffery S. Slowgrove

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

# Incorporated by reference to the Company's Form 10-KSB for the fiscal year ended June 30, 1998

                      PROCYON CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                       Years Ended June 30, 2001 and 2000

TABLE OF CONTENTS


                                                                        Page No.

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS.......................  F-1



FINANCIAL STATEMENTS


  Consolidated Balance Sheet.............................................  F-2

  Consolidated Statements of Operations..................................  F-3

  Consolidated Statements of Stockholders' Deficiency....................  F-4

  Consolidated Statements of Cash Flows..................................  F-5

  Notes to Financial Statements..........................................  F-6

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Board of Directors
Procyon Corporation and Subsidiaries
Clearwater, Florida


We have audited the accompanying consolidated balance sheet of Procyon Corporation and Subsidiaries as of June 30, 2001 and the related statements of operations, stockholders' deficiency, and cash flows for the years ended June 30, 2001 and 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Procyon Corporation and Subsidiaries as of June 30, 2001 and the results of its operations and its cash flows for the years ended June 30, 2001 and 2000, in conformity with accounting principles generally accepted in the United States of America.




/s/ GIUNTA, FERLITA & WALSH, P.A.
---------------------------------
GIUNTA, FERLITA & WALSH, P.A.
Certified Public Accountants

September 5, 2001

PROCYON CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
June 30, 2001

ASSETS

CURRENT ASSETS
  Cash                                                              $    19,099
  Certificates of deposit
    plus accrued interest, restricted                                    17,573
  Accounts receivable, less allowance
    of $500 for doubtful accounts                                        69,815
  Prepaid expense                                                        19,141
  Inventories                                                            44,733
                                                                    -----------

                                       TOTAL CURRENT ASSETS             170,361

PROPERTY AND EQUIPMENT
  Office equipment                                                       52,782
  Furniture and fixtures                                                 14,666
  Production equipment                                                   14,236
                                                                    -----------
                                                                         81,684
  Accumulated depreciation                                              (36,185)
                                                                    -----------

                                                                         45,499

OTHER ASSETS                                                              1,520
                                                                    -----------

                                                                    $   217,380
                                                                    ===========

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
  Accounts payable                                                  $   255,466
  Accrued expenses                                                       72,672
  Note payable to stockholder                                            75,000
                                                                    -----------

                                  TOTAL CURRENT LIABILITIES             403,138

STOCKHOLDERS' DEFICIENCY
  Preferred stock, 496,000,000 shares authorized;
    none issued                                                               0
  Series A cumulative convertible preferred stock
    no par value; 4,000,000 shares authorized;
    288,600 shares issued and outstanding                               244,450
  Common stock, no par value, 80,000,000 shares
    authorized; 7,840,338 shares issued and outstanding               4,262,414
  Accumulated deficit                                                (4,692,622)
                                                                    -----------

                                                                       (185,758)
                                                                    -----------

                                                                    $   217,380
                                                                    ===========


The accompanying notes are an integral part of these financial statements.

PROCYON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended June 30, 2001 and 2000

                                                       2001             2000
                                                   -----------      -----------

NET SALES                                          $ 1,146,799      $   702,855

COST OF SALES                                          265,061          134,026
                                                   -----------      -----------

GROSS PROFIT                                           881,738          568,829

OPERATING EXPENSES
  Salaries and benefits                                442,986          188,762
  Selling, general and administrative                1,130,695          652,462
  Research and development                                   0           36,625
                                                   -----------      -----------
                                                     1,573,681          877,849
                                                   -----------      -----------

LOSS FROM OPERATIONS                                  (691,943)        (309,020)

OTHER INCOME (EXPENSE)
  Interest income                                        9,161            6,947
  Interest expense                                      (3,904)         (15,932)
                                                   -----------      -----------
                                                         5,257           (8,985)
                                                   -----------      -----------

NET LOSS                                              (686,686)        (318,005)

Dividend requirements on preferred stock              (118,791)        (105,588)
                                                   -----------      -----------

Loss applicable to common stock                    $  (805,477)     $  (423,593)
                                                   ===========      ===========

Net loss per common share                          $     (0.10)     $     (0.08)
                                                   ===========      ===========

Weighted average number of common
  shares outstanding                                 7,815,973        5,593,351
                                                   ===========      ===========




The accompanying notes are an integral part of these financial statements.



PROCYON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
Years Ended June 30, 2001 and 2000

                                          Preferred Stock               Common Stock
                                    --------------------------    -------------------------   Accumulated
                                       Shares        Amount         Shares         Amount       Deficit         Total
                                    -----------    -----------    -----------   -----------   -----------    -----------
Balance, June 30, 1999                  811,283    $   767,133      5,001,455   $ 2,087,731   $(3,687,931)   $  (833,067)

  Stock issued in connection with
    private placements, net of
    stock issuance costs                      0              0      2,306,200     1,642,000             0      1,642,000

  Stock issued for services                   0              0         10,000        10,000             0         10,000

  Conversion of preferred stock
    to common stock                    (443,150)      (443,150)       443,150       443,150             0              0

  Net loss                                    0              0              0             0      (318,005)      (318,005)
                                    -----------    -----------    -----------   -----------   -----------    -----------

Balance, June 30, 2000                  368,133        323,983      7,760,805     4,182,881    (4,005,936)       500,928

  Conversion of preferred stock
    to common stock                     (79,533)       (79,533)        79,533        79,533             0              0

  Net loss                                    0              0              0             0      (686,686)      (686,686)
                                    -----------    -----------    -----------   -----------   -----------    -----------

Balance, June 30, 2001                  288,600    $   244,450      7,840,338   $ 4,262,414   $(4,692,622)   $  (185,758)
                                    ===========    ===========    ===========   ===========   ===========    ===========




The accompanying notes are an integral part of these financial statements.



PROCYON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended June 30, 2001 and 2000

                                                                 2001           2000
                                                              -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                    $  (686,686)   $  (318,005)
  Adjustments to reconcile net loss to
    net cash used by operating activities:

    Depreciation                                                    9,862          6,107
    Stock issued for services                                           0         10,000
    Decrease (increase) in:
      Accounts receivable                                         (53,126)       (14,070)
      Accrued interest on certificates of deposit                    (573)             0
      Inventory                                                    14,333          5,348
      Prepaid expenses                                              2,432        (21,574)
      Other assets                                                  9,653         (8,107)
    Increase (decrease) in:
      Accounts payable                                            193,212         22,477
      Accrued expenses                                             25,313        (63,171)
                                                              -----------    -----------
                                           NET CASH USED BY
                                       OPERATING ACTIVITIES      (485,580)      (380,995)

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of certificates of deposit                             (17,000)             0
  Purchase of property and equipment                              (32,655)       (15,694)
                                                              -----------    -----------
                                           NET CASH USED BY
                                       INVESTING ACTIVITIES       (49,655)       (15,694)

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of common stock                                0      1,000,000
  Proceeds from loan from stockholders                             75,000        251,000
  Repayment of loan from stockholders                                   0       (465,127)
                                                              -----------    -----------
                                       NET CASH PROVIDED BY
                                       FINANCING ACTIVITIES        75,000        785,873
                                                              -----------    -----------

                            NET INCREASE (DECREASE) IN CASH      (460,235)       389,184

CASH AT BEGINNING OF PERIOD                                       479,334         90,150
                                                              -----------    -----------

                                      CASH AT END OF PERIOD   $    19,099    $   479,334
                                                              ===========    ===========


SUPPLEMENTAL DISCLOSURES

Taxes Paid                                                    $         0    $         0

Interest Paid                                                 $     3,904    $    15,932

NONCASH TRANSACTIONS DISCLOSURE:

Common stock issued for services                              $         0    $    10,000
Conversion of Series A preferred stock to common stock        $    79,533    $   443,150
Advance deposit converted into common stock                   $         0    $   642,000



The accompanying notes are an integral part of these financial statements.

                                       F-5

PROCYON CORPORATION AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Activity
-----------------

Procyon Corporation and its wholly owned subsidiary, Amerx Health Care Corp. ("Amerx") manufacture and market wound care and skin care products primarily in the United States. The Company also established a new wholly owned subsidiary, Sirius Medical Supply, Inc. to market its diabetic supplies in the United States.

Principles of Consolidation
---------------------------

The consolidated financial statements include the accounts of Procyon Corporation and its wholly owned subsidiaries, Amerx Health Care Corp and Sirius Medical Supply, Inc. All material intercompany accounts and transactions are eliminated.

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

Concentrations of Credit Risk
-----------------------------

Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents. The Company places its cash and cash equivalents in what it considers to be highly-rated financial institutions and while at times such amounts may exceed federally insured limits, the Company has not experienced any losses from such amounts. The Company did not have any uninsured cash and cash equivalents at June 30, 2001.

The Company grants credit to customers most of whom are national pharmaceutical companies and nationwide drug stores. Sirius Medical Supply grants credit to patients who are eligible for Medicare coverage and physicians who purchase diabetic supplies. Management estimates an allowance of doubtful accounts of $500 is adequate based upon its collection experience and prior years write-offs.

Cash and Cash Equivalents
-------------------------

For the purpose of the Statements of Cash Flows, the Company considers cash-on-hand, demand deposits in banks and highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

The Company has classified the certificates of deposits as restricted assets. These certificates of deposits are collateral on a letter of credit issued by a financial institution and therefore are not available for operations.

Inventories
-----------

Inventories are valued at the lower of weighted average cost or market.

Property and Equipment
----------------------

Property and equipment are stated at cost. Depreciation is computed on a straight-line basis over the estimated useful lives of the assets.

Revenue Recognition
-------------------

Revenue is recognized upon the shipment of finished merchandises and products to customers.

PROCYON CORPORATION AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS

Advertising and Marketing
-------------------------

In accordance with Statement of Position 93-7, Reporting on Advertising Costs, advertising costs are to be expensed except for direct-response advertising (1) whose primary purpose is to elicit sales to customers who could be shown to have responded specifically to the advertising and (2) that results in probable future economic benefits. In order to determine whether such advertisements generate probable future economic benefits, the Company must establish historical patterns of responses to the direct-response advertising. Management believes that there is insufficient history to evaluate the future economic benefits from direct-response advertising. Therefore, all advertising costs incurred are expensed. During the years ended June 30, 2001 and 2000, approximately $ 744,000 and $352,000 of advertising costs are included in selling, general and administrative expense.

Research and Development
------------------------

Research and development costs consist of expenditures incurred aimed at discovery of new knowledge which will be useful in developing new products or enhancing existing products. The Company expenses all research and development costs as they are incurred. Research and development cost was $0 and $36,625 for the years ended June 30, 2001 and 2000, respectively.

Income Taxes
------------

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). SFAS 109 requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statement and the tax basis of assets and liabilities using enacted tax rates currently in effect.

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


NOTE B - GOING CONCERN

As reflected in the accompanying financial statements, the Company has a deficit in stockholders' equity of $ 185,758 at June 30, 2001 and has incurred net losses of $686,686 and $318,005 for the years ended June 30, 2001 and 2000, respectively. In addition, net cash used in operations was $485,580 and $380,995 for the years ended June 30, 2001 and 2000, respectively. Such operating cash deficiency has been funded through proceeds from private offerings during fiscal 2000 and funds from the Company's line of credit with its major shareholder.

PROCYON CORPORATION AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS

Management of the Company has developed and implemented a plan to reduce its operating expenses. The ability of the Company to continue as a going concern is dependent upon the availability of funds through its majority stockholder and its ability to generate sales to cover its operating costs.


NOTE C - INVENTORIES

Inventories consisted of the following:

                                              June 30,
                                                2001
                                              -------
                          Finished Goods      $ 5,073
                          Raw Materials        30,335
                          Diabetic Products     9,325
                                              -------
                                              $44,733
                                              =======


NOTE D - RELATED PARTY TRANSACTIONS

The majority shareholder and President of the Company has a $250,000 line of credit with a financial institution, collateralized by his personal residence. The line of credit is renewed annually. The majority shareholder of the Company extended the line of credit to the Company during the year at 8% interest per annum. At June 30, 2001, the majority shareholder was owed $75,000 on the line of credit.


NOTE E - COMMITMENTS AND CONTINGENCIES

Operating Leases
----------------

The Company leases certain equipment under operating lease expiring in year 2006. The minimum lease payment due under this agreement for fiscal years ended June 30 is as follow:


                                        June 30,
                                       ---------
                           2002        $   5,022
                           2003            5,022
                           2004            5,022
                           2005            5,022
                           2006            5,022
                                       ---------
                                       $  25,110
                                       =========


The Company also leased its warehouse and office on a month-to-month basis. Rent expense for the years ended June 30, 2000 and 2001 was approximately $33,000 and $24,000, respectively.

Research Contract
-----------------

In September 1997, the Company entered into a one year contract with a research laboratory to provide services ranging from revision of existing products to development of new products. The contract expired in August, 1998 and was renewed in August, 1999 for one year with monthly payments of $4,000. The contract was not renewed upon its expiration in August, 2000.

PROCYON CORPORATION AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS

NOTE F - STOCKHOLDERS' DEFICIENCY

During January 1995, the Company's Board of Directors authorized the issuance of up to 4,000,000 shares of Series A Cumulative Convertible Preferred Stock Series A ("Preferred Stock"). The preferred stockholders are entitled to receive, if declared by the board of directors, quarterly dividends at an annual rate of $.10 per share of Series A Preferred Stock per annum. Dividends accrue without interest and are cumulative from the date of issuance of the Series A Preferred Stock and are payable quarterly in arrears in cash or publicly traded common stock when and if declared by the board of directors. As of June 30, 2001, no dividends have been declared. Dividends in arrears on the outstanding preferred shares total $118,791 as of June 30, 2001. The preferred stockholders have the right to convert each share of Series A Preferred Stock into one share of the Company's common stock at any time without additional consideration. Each share of Series A Preferred Stock is subject to mandatory conversion into one share of common stock of the Company, effective as of the close of a public offering of the Company's common stock provided, however, that the offering must provide a minimum of $1 million in gross proceeds to the Company and the initial offering price of such common stock must be at least $1 per share. In addition to the rights described above, the holders of the Series A Preferred Stock have voting rights equal to the common stockholders based upon the number of shares of common stock into which the Series A Preferred Stock is convertible. The Company is obligated to reserve an adequate number of shares of its common stock to satisfy the conversion of all of the outstanding Series A Preferred Stock.

NOTE G - INCOME TAXES AND AVAILABLE CARRYFORWARDS

The Company's deferred tax asset at June 30, 2001 consists primarily of the tax benefit of net operating loss carryforwards amounting to approximately $1,784,000. The Company has recorded a valuation allowance equal to 100 percent of the deferred tax asset as the Company was unable to determine that it is more likely than not that the deferred tax asset will be realized. The valuation allowance increased approximately $321,000 from June 30, 2000 to 2001. At June 30, 2001, for income tax purposes, the Company had net operating loss carryforwards of approximately $4,746,000 which expire on various dates through 2020.

NOTE H - MAJOR CUSTOMERS AND SUPPLIER

During the year ended June 30, 2001, sales from direct-response advertising accounted for approximately 63% of the Company's sales, other retail sales accounted for approximately 12% of total sales and sales from doctors' direct program accounted for approximately 11% of total sales. During the year ended June 30, 2000, two individual customers accounted for 44% and 10% of the Company's sales.

The Company's manufacturing and packaging activities are performed at a production facility owned and operated by a nonaffiliated pharmaceutical manufacturer. The Company does not have written contracts with the suppliers of raw materials.

NOTE J - EMPLOYEE INCENTIVE PLAN

In December, 1998, the Company adopted a 1998 Omnibus Stock Option Plan that provides for the granting of equity- based incentive and other awards to employees and directors of the Company, its subsidiaries and selected consultants. The Plan is administered by the Compensation Committee of the Board of Directors. Any employee, directors who are not employees of the Corporation or a subsidiary, and consultants who are not employees or directors of the Corporation are eligible to participate in the Plan. The maximum number of shares of common stock issuable on exercise of options or other awards granted under the Plan is 1,000,000. Non-qualified options granted must have an exercise price not less than 85% of the fair market value of the underlying shares of common stock. Incentive options must have an exercise price not less than 100% of the fair market value of the underlying shares of common stock. The term of the options cannot be more than ten years. Awards may be granted in the form of restricted stock. Awards can also be granted in the form of stock appreciation rights. A stock appreciation right entitles the participant to receive from the Company an amount equal to the positive difference between the fair market value of common stock on the date of exercise of the stock appreciation right and the grant price. No stock appreciation rights have been issued to date pending a resolution by the Board of Directors on earning requirements.

PROCYON CORPORATION AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS

NOTE K - ACCOUNTING PRONOUNCEMENTS

In December 2000, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB
101), subsequently updated by SAB 101B. SAB 101 and SAB 101B summarize certain of the Staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company is required to adopt SAB 101 no later than the fourth quarter of fiscal year 2001. The effects of applying this guidance, if any, will be reported as a cumulative effect adjustment resulting from a change in accounting principle. The adoption of SAB 101 is not expected to have a material impact on its financial position or results of operations.

In June, 2001, the Financial Accounting Standards Board (FASB) issued Statement No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). This Statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, "Intangible Assets". It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This Statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. The Company has reviewed the Statement and does not expect it will have a material impact on its financial position and results of operations.

In June, 2001, the Financial Accounting Standards Board (FASB) issued Statement No. 143, "Accounting for Asset Retirement Obligations" (SFAS 143"). This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement applies to all entities. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. As used in this Statement, a legal obligation is an obligation that a party is required to settle as a result of an existing or enacted law, statute, ordinance, or written or oral contract or by legal construction of a contract under the doctrine of promissory estoppel. This Statement amends FASB Statement No. 19, "Financial Accounting and Reporting by Oil and Gas Producing Companies". The Company has reviewed the Statement and does not expect it will have a material impact on its financial position and results of operations.