Form 10KSB/A
period 2001-06-30
PROCYON CORP
filed 2001-10-29
CIK 812306

Form 10-KSB/A

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended June 30,2001
                     OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

                         Commission file number 0-17449

                               PROCYON CORPORATION
                  --------------------------------------------
                 (Name of small business issuer in its charter)

                  Colorado                                      59-3280822
        ------------------------------                     --------------------
       (State or other jurisdiction of                    (I.R.S. Employer
        incorporation or organization)                    Identification Number)


      1150 Cleveland Street, Suite 410
            Clearwater, Florida                                   33755
   --------------------------------------                        --------
  (Address of principal executive offices)                      (Zip Code)

          Issuers telephone number, including area code (727) 447-2998

               Securities registered pursuant to Section 12(b) of the Act:

                                      None

           Securities registered pursuant to section 12(g) of the Act:

                                  Common Stock

[ ] Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to rile such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
         -----  -----

[ ] Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrants knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB

The Issuer's revenues for its most recent fiscal year were: $1,146,799

The aggregate market value of the 3,545,138 shares of Common Stock held by non-affiliates was $939,462 on October 8, 2001 based on the average bid and asked price of $.265 on such date. As of October 8,2001, 7,861,338 shares of the issuers Common Stock were outstanding.

                    DOCUMENTS UNCORPORATED BY REFERENCE: None


            Transitional Small Business Disclosure Format: Yes     No  X
                                                              -----  -----

                                Explanatory Note
                                ----------------

     This amendment on Form 10-KSB/A to Procyon Corporation's annual report on form 10-KSB dated October 12, 2001, amends the original filing. Except as set forth in items 9, 10, 11 and 12, no other changes are being made to the original report dated October 12, 2001.


ITEM 9. DIRECTORS, EXCEUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT OF THE REGISTRANT

Directors and Executive Officers

                                     Capacities in                     Director
   Name__                  Age       Which Served                      Since
---------                  ---       ------------                      ---------

John C. Anderson           58        President, Chief Executive and      1994
                                     Financial Officer and Director
Chester L. Wallack         60        Director                            1995
Fred W. Suggs, Jr.         55        Director                            1995
Alan B. Crane              51        Director                            1995
Richard T. Thompson        50        Director                            1998
Jeffery S. Slowgrove       44        Director                            1999


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

     Chester L. Wallack. Mr. Wallack has served as Chief Executive Officer of Felton West, Inc., a real estate development and construction company in Dover, Delaware, since 1990. Mr. Wallack is a retired United States Air Force officer having served as a pilot and in various management capacities. He graduated from the University of Kansas with a B.S. degree in Industrial Management and from Southern Illinois University with an M.B.A. degree in Finance.

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

     Richard T. Thompson. Since 1989, Mr. Thompson has been a principal of Sunproof Corporation of Florida, which markets and installs products, such as window film and solar shades, to reduce heat and glare in automobiles, residences and commercial offices. From 1986 to 1988, he was an officer and owner of American Industries, an injection molding enterprise. From 1979 through 1984, Mr. Thompson was the president and owner of Pinellas Millwork Company. In 1970, he purchased an office furniture and supply company, which was subsequently merged with another office products store to create one of the largest office products store in the Midwest. Mr. Thompson continued to serve as an officer and part owner until 1979.

     Jeffery Slowgrove. Since 1998, Mr. Slowgrove has been the President of JSS Management Consulting, Inc., a consulting firm in Palm Harbor, Florida, providing funding for start up organizations and advice on the business and management issues facing companies during early rapid growth and expansion phases. He co-founded IMRglobal Corp. in 1988 and has served as a director since its inception. From 1988 to 1998, he also served as Treasurer of IMRglobal Corp., which is a public company providing applications software outsourcing solutions for the information technology departments of large businesses. He received a B.B.A. from the University of Michigan.


Compliance With Section 16(a) of the Exchange Act
-------------------------------------------------

     Under the securities laws of the United States, the Company's directors, its executive officers, and any persons holding more than ten percent of the Company's Common Stock are required to report their initial ownership of the Company's Common Stock and any subsequent changes in that ownership to the Securities and Exchange Commission and the Company. Specific due dates for these reports have been established and the Company is required to disclose in this proxy statement any failure to file, or late filing, of such reports with respect to the fiscal year 2001. To the Company's knowledge, based solely on a review of the copies of reports furnished to the Company and written representations with respect to filing of such reports, the Company believes that all Section 16(a) filing requirements applicable to the Company's executive officers, directors and greater than ten percent beneficial owners were complied with for the fiscal year ended December 31, 2001.

ITEM 10. EXECUTIVE COMPENSATION

     The following table sets forth the annual and long- term compensation for services in all capacities to the Company for the three fiscal years ended June 30, 2001, 2000 and 1999 of the Company's Chief Executive Officer (the "Named Executive Officer") . No other officer of the Company received total annual salary and bonus in excess of $100,000 during the fiscal year ended June 30, 2001 ("fiscal 2001").

                                            Summary Compensation Table
                                            --------------------------

                           Annual Compensation                         Long Term Compensation
Name and                                                           Awards                Payouts
Principal                                          Other annual    Restricted Stock  Securities Underlying    LTIP   All Other
Position              Year   Salary($)   Bonus($)  compensation    award(s)          Options / SARs (#)   Payouts($) Compensation($)
------------------------------------------------------------------------------------------------------------------------------------
John C. Anderson,     2001   $86,000      -0-          -0-             -0-              10,000   -0-         -0-         -0-
C.E.O, and Director   2000   $86,000      -0-          -0-             -0-              50,000   -0-         -0-         -0-
                      1999  $138,462      -0-          -0-             -0-                -0-    -0-         -0-         -0-




     The following table sets forth information concerning grants of stock options to the Named Executive Officers pursuant to the Company's stock option plan during the fiscal year ended June 30, 2001.

                                       Option/SAR Grants in Last Fiscal Year
                                                 Individual Grants

Name                 Number of Securities          % of Total Options/SARs     Exercise or     Expiration Date
                     Underlying Options/SARs       Granted to Employees          Base Price
                     Granted (#)                   in the Fiscal Year           ($/Sh)


John C. Anderson           10,000                     17 %                        2125         Dec. 31, 2010


                     Potential realizable value at assumed annual rates of stock price appreciation for option term

                           0%($)                        5%($)                   10%($)

John C. Anderson           375                          1,947                   4,359


Compensation of Directors

     No employee of the Company receives any additional compensation for his services as a director. Non-employee directors receive 10,000 shares of options for purchase for each year served, for his service; the Board of Directors has authorized payment of reasonable travel or other out-of-pocket expenses incurred by non- management directors in attending meetings of the Board of Directors. The Board of Directors may consider alternative director compensation arrangements from time to time.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information regarding beneficial ownership of Common Stock as of October 13, 2000 by (i) each person known by the Company to own beneficially more than 5% of the outstanding Common Stock, (ii) each director or director nominee, and (iii) all executive officers and directors as a group. Each person has sole voting and sole investment or dispositive power with respect to the shares shown except as noted. The address of each person listed is 1150 Cleveland Street, #410, Clearwater, Florida 33755.

                                Shareholdings on
                                October 26, 2001
                                ----------------

                                                         Number of    Percent of
Name and Address                                         Shares (1)      Class
----------------                                         ----------   ----------

     John C. Anderson                                   3,410,000(2)     42.2
     Chester L. Wallack(l)                                120,000(2)     1.4
     Fred W. Suggs(l)                                     160,000(2)     2.0
     Alan B. Crane(1)                                      80,000(2)     *
     Richard T. Thompson                                   65,000(3)     *
     Jeffery S. Slowgrove                                 716,200(4)     8.9
     All directors and officers
       and director nominees
       as a group (six persons)                         4,551,200        56.3%
     RM.S. Limited Partnership                          1,600,000        19.8%
*Less than 1%
(1)      Member of the Compensation Committee.
(2)      Includes 60,000 shares of exercisable options.
(3)      Includes 20,000 shares of exercisable options.
(4)      Includes 10,000 shares of exercisable options.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Since its inception, Mr. Anderson has made advances to the Company when necessary to fund its operations. At April 1, 2000, the non-interest bearing note due to Mr. Anderson was paid in full. The Company also owed him $103,627 which is the outstanding balance on a line of credit, with interest at 8% per annum, collateralized by Mr. Anderson's personal residence. This line of credit was also paid in full on April 1, 2000.

On March 31, 2000, the Company completed the sale of 1.6 million restricted shares of its Common Stock in a privately negotiated transaction for a purchase price of $1 million. The shares represent approximately 20% of the Company's outstanding Common Stock and preferred stock convertible into Common Stock.


SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            PROCYON CORPORATION


                                            By:  /s/ John C. Anderson
                                              ---------------------------------
                                                     John C. Anderson, President
                                                     and acting Principal
                                                     Executive, Financial and
                                                     Accounting Officer

Date:    October 28, 2001

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

      Signature                       Title                            Date
      ---------                       -----                            ----

                                  President and Acting
                                  Principal Executive, Financial
/s/  John C. Anderson             and Accounting Officer             10-29-01
-----------------------------
     John C. Anderson


/s/  Chester L. Wallack           Director                           10-29-01
-----------------------------
     Chester L. Wallack


/s/  Fred W. Suggs, Jr.           Director                           10-29-01
-----------------------------
     Fred W. Suggs, Jr.


/s/  Alan B. Crane                Director                           10-29-01
-----------------------------
     Alan B. Crane


/s/  Richard T. Thompson          Director                           10-29-01
-----------------------------
     Richard T. Thompson


/s/  Jeffery S. Slowgrove         Director                           10-29-01
-----------------------------
     Jeffery S. Slowgrove