Form 10QSB
period 2001-09-30
PROCYON CORP
filed 2001-11-14
CIK 812306

                        SECURITIES & EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

               [x] Quarterly Report Under Section 13 or 15 (d) of
                       the Securities Exchange Act of 1934


                  FOR QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

       [ ] Transition Report Under Section 13 or 18(d) of the Exchange Act

                         Commission File Number: 0-17449


                               PROCYON CORPORATION
        (Exact Name of Small Business Issuer as specified in its charter)

       COLORADO                                          59-3280822
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


Common stock, no par value; 7,861,338 shares outstanding as of November 12, 2001

    Transitional Small Business Disclosure Format (check one) Yes [ ] No [x]

                          PART I. FINANCIAL INFORMATION



Item                                                                                             Page
                                                                                                 ----
ITEM 1.  FINANCIAL STATEMENTS..................................................................     3

                          Index to Financial Statements

Financial Statements:

         Consolidated Balance Sheets...........................................................     3
         Consolidated Statements of Operations ................................................     4
         Consolidated Statements of Cash Flows ................................................     5
         Notes to Financial Statements ........................................................     6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS......................................     7

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.....................................................................     8

ITEM 2.  CHANGES IN SECURITIES ................................................................     8

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES ......................................................     8

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...................................     8

ITEM 5.  OTHER INFORMATION ....................................................................     9

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K .....................................................     9

SIGNATURES.....................................................................................     9

PROCYON CORPORATION & SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2001 & SEPTEMBER 30, 2001




                                           September 30       June 30
ASSETS                                        2001             2001
                                         --------------    --------------
                                           (unaudited)       (audited)
Current Assets
   Cash                                  $        5,784    $       19,099
   Certificates of deposit
     plus accrued interest,
     restricted                                  17,573    $       17,573
   Accounts Receivable, less
     allowances of $500                          78,442            69,815
   Prepaid Expenses                              12,148            19,141
   Inventories                                   46,021            44,733
                                         --------------    --------------
     Total Current Assets                       159,968           170,361

PROPERTY AND EQUIPMENT

   Office Equipment                              57,468            52,782
   Furniture and Fixtures                        14,666            14,666
   Production Equipment                          14,236            14,236
                                         --------------    --------------
                                                 86,370            81,684
   Accumulated Depreciation                     (39,469)          (36,185)
                                         --------------    --------------
                                                 46,901            45,499

OTHER ASSETS                                      1,520             1,520
                                         --------------    --------------

TOTAL ASSETS                             $      208,389    $      217,380
                                         ==============    ==============


LIABILITIES AND
STOCKHOLDERS' DEFICIENCY

Current Liabilities:
   Accounts Payable                      $      310,432    $      255,466
   Accrued Liabilities                           18,437            72,672
   Notes Payable                                169,999            75,000
                                         --------------    --------------
     Total Current Liabilities                  498,868           403,138

Stockholders' deficiency (Notes 2 & 6)

   Preferred stock, 496,000,000 shares
     authorized; none issued

   Series A Cumulative Convertible
     Preferred stock, no par value;
     4,000,000 shares authorized;
     288,600 shares issued and
     outstanding                                244,450           244,450

   Common stock, no par value,
     80,000,000 shares authorized;
     7,840,338 shares issued and
     outstanding                              4,262,413         4,262,414
   Accumulated deficit                       (4,797,342)       (4,692,622)
                                         --------------    --------------
Total Stockholders' Deficiency                 (290,479)         (185,758)
                                         --------------    --------------

TOTAL LIABILITIES AND
STOCKHOLDERS' DEFICIENCY                 $      208,389    $      217,380
                                         --------------    --------------



                             See accompanying notes

PROCYON CORPORATION & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Three Months Ended September 30, 2001 and 2000




                                                        Three Months   Three Months
                                                          Ended          Ended
                                                         Sept. 30,      Sept. 30,
                                                           2001           2000
                                                        ------------   -----------
                                                        (unaudited)    (unaudited)
Net Sales                                               $   298,598    $   203,349

Cost of Sales                                                56,461         35,499
                                                        -----------    -----------

Gross Profit                                                242,137        167,850

Operating Expenses:
   Salaries and Benefits                                    133,216         70,167
   Selling, General and Administrative                      205,121        205,960
                                                        -----------    -----------

Total Operating Expenses                                    338,337        276,127
                                                        -----------    -----------

Loss from Operations                                        (96,200)      (108,277)

Other Income (Expense):
   Interest Expense                                          (8,586)          (285)
   Interest Income                                               63          5,046
                                                        -----------    -----------

Total Other Income (expense)                                 (8,523)         4,761
                                                        -----------    -----------

Net Loss                                                   (104,723)      (103,516)
Dividend requirements on preferred stock                     (7,215)      (113,354)
                                                        -----------    -----------

Loss applicable to common stock                         $  (111,938)   $  (216,870)
                                                        ===========    ===========

Basic Loss per common share                             $     (0.01)   $     (0.03)

Diluted Loss per common share                           $     (0.01)   $     (0.03)

Weighted average number of
   common shares outstanding                              7,861,338      7,783,982
                                                        ===========    ===========

                             See accompanying notes

PROCYON CORPORATION & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Months Ended September 30, 2000 and 2001


                                                       Three Months    Three Months
                                                          Ended            Ended
                                                        Sept. 30,       Sept. 30,
                                                          2001             2000
                                                       ------------    ------------
                                                        (unaudited)     (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES

Net Loss                                               $   (104,723)   $   (103,516)
Adjustments to reconcile net income to
    net cash used in operating activities:
        Depreciation                                          3,284           2,116

Changes in operating assets and liabilities
    Accounts Receivable, trade                               (8,627)         11,373
    Inventories                                              (1,288)         (1,755)
    Other Assets                                                  0           2,897
    Prepaid Expenses                                          6,993         (25,608)
    Accounts Payable                                         39,939          (6,530)
    Accrued Expenses                                        (39,207)        (16,589)
                                                       ------------    ------------

Cash used in Operating Activities                          (103,629)       (137,612)

CASH FLOWS FROM INVESTING ACTIVITIES

    Purchase of Property & Equipment                         (4,686)        (15,025)
                                                       ------------    ------------

Cash used in investing activities                            (4,686)        (15,025)

CASH FLOWS FROM FINANCING ACTIVITIES

    Proceeds from Long Term Loans                            95,000               0
                                                       ------------    ------------

Cash provided by financing activities                        95,000               0

Net Increase (decrease) in cash and cash equivalents        (13,315)       (152,637)

Cash and Cash Equivalents, beginning of period               19,099         479,334
                                                       ------------    ------------

Cash and Cash Equivalents, end of period               $      5,784    $    326,697
                                                       ============    ============


                             See accompanying notes

NOTE A - SUMMARY OF ACCOUNTING

         The September 2001, financial statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations. The Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the Company's audited financial statements dated June 30, 2001. While management believes the procedures followed in preparing these financial statements are reasonable, the accuracy of the amounts are, in some respects, dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year.

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

NOTE B - INVENTORIES

         Inventories consisted of the following:

                      September 30,         June 30,
                           2001               2001
                      --------------     --------------
Finished Goods        $        9,879     $        5,073
Raw Materials         $       28,330     $       30,335
Diabetic Products     $        7,812     $        9,325
                      --------------     --------------
                      $       46,021     $       44,733
                      ==============     ==============



NOTE C -  STOCKHOLDERS' DEFICIENCY

       During January 1995, the Company's Board of Directors authorized the issuance of up to 4,000,000 shares of Series A Cumulative Convertible Preferred Stock ("Series A Preferred Stock"). The preferred stockholders are entitled to receive, if declared by the board of directors, quarterly dividends at an annual rate of $.10 per share of Series A Preferred Stock per annum. Dividends will accrue without interest and will be cumulative from the date of issuance of the Series A Preferred Stock and will be payable quarterly in arrears in cash or publicly traded common stock when and if declared by the Board of Directors. As of September 30, 2001, no dividends have been declared. Dividends in arrears on the outstanding preferred shares total $120,006 as of September 30, 2001. The preferred stockholders have the right to convert each share of Series A Preferred Stock into one share of the Company's common stock at any time without additional consideration. However, each share of Series A Preferred Stock is subject to mandatory conversion into one share of common stock of the Company, effective as of the close of a public offering of the Company's common stock provided, however, that the offering must provide a minimum of $1 million in gross proceeds to the Company and the initial offering price of such common stock must be at least $1 per share. In addition to the rights described above, the holders of the Series A Preferred Stock will have equal voting rights as the common stockholders based upon the number of shares of common stock into which the Series A Preferred Stock is convertible. The Company is obligated to reserve an adequate number of shares of its common stock to satisfy the conversion of all the outstanding Series A Preferred Stock.

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


Liquidity and Capital Resources

         As of September 30, 2001, the Company's principal sources of liquid assets included cash and cash equivalents of $5,784, inventories of $46,021, and net accounts receivable of $78,442. The Company had negative working capital of $338,900, and no long-term debt at September 30, 2001.

         During the three months ended September 30, 2001, cash and cash equivalents decreased from $36,672 as of June 30, 2001 to $5,784, largely in part to increased efforts in marketing campaigns, and the startup of a new subsidiary, Sirius Medical Supply Co. Operating activities used cash of $103,629 during the period, consisting primarily of a net loss of $104,723. Cash provided by financing activities was $95,000 as compared to $0 for the corresponding period in 2000.

         At September 30, 2001, the Company had no commitments for capital expenditures.

         The Company has deferred tax assets with a 100% valuation allowance at September 30, 2001. Management is not able to determine if it is more likely than not that the deferred tax assets will be realized.

         The Company also has secured a $250,000 line of credit with its bank, for operational purposes. Management is continuing its efforts to raise additional funding through a private equity placement. The funds will be used to support advertising and it is hoped that the funding effort will be concluded during the quarter. The ability of the Company to continue as a going concern maybe dependent upon the success of these actions.

Results of Operations

         Comparison of Three Months ended September 30, 2001 and 2000.

         Net sales during the quarter ended September 30, 2001 were $298,598, as compared to $203,349 in the quarter ended September 30, 2000, an increase of $95,249, or 47%.

         Gross profit during the quarter ended September 30, 2001 was $242,137, as compared to $167,850 during the quarter ended September 30, 2000, an increase of $74,287, or 48%. As a percentage of net sales, gross profit was 81% in the quarter ended September 30, 2001, as compared to 83% in the corresponding quarter in 2000.

         Operating expenses during the quarter ended September 30, 2001, were $338,337, consisting of $133,216 in salaries and benefits, and $205,121 in selling, general and administrative expenses. This compares to operating expenses during the quarter ended September 30, 2000 of $276,127, consisting of $70,167 in salaries and benefits, and $205,960 in selling, general and administrative expenses. The Company expects expenses to rise somewhat as sales increase over the remainder of the fiscal year. Increased operating expenses were due to increased sales.

         The Company incurred an operating loss of $96,200 in the quarter ended September 30, 2001, as compared to an operating loss of $108,277 in the corresponding quarter in 2000, a decrease of 11%. The decrease in operating loss was primarily due to higher sales. Net loss (before dividend requirements for Preferred Shares) was $104,723 during the quarter ended September 30, 2001, as compared to a net loss of $103,516 during the quarter ended September 30, 2000.


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


                                                PROCYON CORPORATION



November 13, 2001                      By: /s/ John C. Anderson
-----------------                          --------------------
Date                                   John C. Anderson, President and Chief
                                       Financial Officer