Form 10QSB
period 2001-12-31
PROCYON CORP
filed 2002-01-24
CIK 812306

SECURITIES & EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

               [x] Quarterly Report Under Section 13 or 15 (d) of
                       the Securities Exchange Act of 1934


                  For Quarterly Period Ended December 31, 2001

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


 Common stock, no par value; 7,861,338 shares outstanding as of January 21, 2002

    Transitional Small Business Disclosure Format (check one) Yes [ ] No [x]

                          PART I. FINANCIAL INFORMATION



Item
                                                                           Page

ITEM 1. FINANCIAL STATEMENTS............................................... 3

                           Index to Financial Statements

Financial Statements:

         Consolidated Balance Sheets....................................... 3
         Consolidated Statements of Operations ............................ 4
         Consolidated Statements of Cash Flows ............................ 5
         Notes to Financial Statements .................................... 6

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.................. 7

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.................................................. 8

ITEM 2. CHANGES IN SECURITIES ............................................. 8

ITEM 3. DEFAULTS UPON SENIOR SECURITIES ................................... 8

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................ 8

ITEM 5. OTHER INFORMATION ................................................. 9

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K .................................. 9

SIGNATURES................................................................. 9



PROCYON CORPORATION & SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2001 AND JUNE 30, 2001

                                                                        (unaudited)            (audited)
                                                                        December 31             June 30
                                                                           2001                   2001
                                                                        -----------            ----------

ASSETS

Current Assets

              Cash                                                     $     9,891            $    19,099
              Certificates of deposit
                      plus accrued interest, restricted                     17,573                 17,573
              Accounts Receivable, less allowances of $500                  98,028                 69,815
              Prepaid Expenses                                              14,569                 19,141
              Inventories                                                   35,773                 44,733
                                                                       -----------            -----------
                      Total Current Assets                                 175,834                170,361

PROPERTY AND EQUIPMENT
              Office Equipment                                              57,468                 52,782
              Furniture and Fixtures                                        14,666                 14,666
              Production Equipment                                          14,236                 14,236
                                                                       -----------            -----------
                                                                            86,370                 81,684
              Accumulated Depreciation                                     (42,752)               (36,185)
                                                                       -----------            -----------
                                                                            43,618                 45,499

OTHER ASSETS                                                                 3,520                  1,520
                                                                       -----------            -----------

TOTAL ASSETS                                                           $   222,972            $   217,380
                                                                       ===========            ===========


LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities:
              Accounts Payable                                         $   273,653            $   255,466
              Accrued Liabilities                                           12,471                 72,672
              Note Payable                                                 197,000                 75,000
                                                                       -----------            -----------
                      Total Current Liabilities                            483,124                403,138

Long Term Liabilities
              Note Payable                                                  23,812                      0
                                                                       -----------            -----------
                       Total Long Term Liabilities                          23,812                      0

Stockholders' deficiency (Notes 2 & 6)
              Preferred stock, 496,000,000 shares
                      authorized; none issued
              Series A Cumulative Convertible Preferred stock,
                      no par value; 4,000,000 shares authorized;
                      288,600 shares issued and outstanding                244,450                244,450
              Common stock, no par value, 80,000,000 shares
                      authorized; 7,840,338 shares issued and
                      outstanding                                        4,262,414              4,262,414
              Accumulated deficit                                       (4,790,828)            (4,692,622)
                                                                       -----------            -----------

Total Stockholders' Deficiency                                            (283,964)              (185,758)
                                                                       -----------            -----------


TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                         $   222,972            $   217,380
                                                                       ===========            ===========




See accompaning notes




PROCYON CORPORATION & SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS
Three Months Ended December 31, 2001 and 2000
Six Months Ended December 31, 2001 and 2000



                                                              Three Months        Three Months       Six Months         Six Months
                                                                 Ended               Ended              Ended              Ended
                                                              Dec. 31, 2001      Dec. 31, 2000      Dec. 31, 2001      Dec. 31, 2000
                                                              -------------      -------------      -------------      ------------
                                                               (unaudited)        (unaudited)        (unaudited)        (unaudited)

Net Sales                                                      $   317,032        $   221,157        $   615,849        $   424,506

Cost of Sales                                                       54,824             34,934            111,601             70,434
                                                               -----------        -----------        -----------        -----------

Gross Profit                                                       262,208            186,223            504,248            354,072

Operating Expenses:
       Salaries and Benefits                                        96,684             96,150            229,901            180,432
       Selling, General and Administrative                         143,314            250,804            348,435            442,647
                                                               -----------        -----------        -----------        -----------

Total Operating Expenses                                           239,998            346,954            578,336            623,079
                                                               -----------        -----------        -----------        -----------

Profit (loss) from Operations                                       22,210           (160,731)           (74,088)          (269,007)

Other Income (Expense):
       Interest Expense                                            (15,565)              (243)           (24,151)              (527)
       Interest Income                                                   0              2,990                 30              8,036
                                                               -----------        -----------        -----------        -----------

Total Other Income (expense)                                       (15,565)             2,747            (24,121)             7,509
                                                               -----------        -----------        -----------        -----------

Net Profit (loss)                                                    6,645           (157,984)           (98,209)          (261,498)
Dividend requirements on preferred stock                             7,215             (6,452)            14,430              1,315
                                                               -----------        -----------        -----------        -----------

Loss applicable to common stock                                ($      570)       ($  151,532)       ($  112,639)       ($  262,813)
                                                               ===========        ===========        ===========        ===========

Basic Loss per common share                                          0.000             (0.019)            (0.014)            (0.034)

Weighted average number of
       common shares outstanding                                 7,861,338          7,829,679          7,861,338          7,799,147
                                                               ===========        ===========        ===========        ===========








See accompaning notes
                                                                     -4-


PROCYON CORPORATION & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Six Months Ended December 31, 2001 and 2000


                                                                   (unaudited)            (unaudited)
                                                                   December 31,            December 31,
                                                                      2001                    2000
                                                                   ------------            ------------

CASH FLOWS FROM OPERATING ACTIVITIES

Net Loss                                                            ($ 98,209)             ($261,498)
Adjustments to reconcile net income to
              net cash used in operating activities:
                    Depreciation                                        6,567                  4,615

Changes in operating assets and liabilities
              Accounts Receivable, trade                              (28,212)                15,970
              Inventories                                               8,960                (24,407)
              Other Assets                                             (2,000)                  (206)
              Prepaid Expenses                                          4,572                (22,891)
              Accounts Payable                                          3,159                 26,815
              Accrued Expenses                                        (45,171)               (19,126)
                                                                    ---------              ---------

Cash Used in Operating Activities                                    (150,334)              (280,728)

CASH FLOWS FROM INVESTING ACTIVITIES

              Purchase of Property & Equipment                         (4,686)               (20,155)
                                                                    ---------              ---------

Cash Used in Investing Activities                                      (4,686)               (20,155)

CASH FLOWS FROM FINANCING ACTIVITIES

              Proceeds from Short Term Loan                           122,000                  6,116
              Proceeds from Long Term Loan                             25,000                      0
              Payments on Long Term Loan                               (1,188)                     0
                                                                    ---------              ---------

Cash provided by financing activities                                 145,812                  6,116

Net Increase (decrease) in cash and cash equivalents                   (9,208)              (294,767)

Cash and Cash Equivalents, beginning of period                         19,099                479,334
                                                                    ---------              ---------

Cash and Cash Equivalents, end of period                            $   9,891              $ 184,567
                                                                    =========              =========

SUPPLEMENTARY DISCLOSURE

              Taxes Paid                                            $       0              $       0
              Interest Paid                                         $  24,151              $     527

NONCASH TRANSACTION DISCLOSURE

Conversion of Series A Preferred shares to common shares            $       0              $  71,200




See accompaning notes


                                                 -5-


NOTE A - SUMMARY OF ACCOUNTING

     The December 2001, financial statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations. The Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the Company's audited financial statements dated June 30, 2001. While management believes the procedures followed in preparing these financial statements are reasonable, the accuracy of the amounts are, in some respects, dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year.

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

NOTE B - INVENTORIES

     Inventories consisted of the following:

                                            December 31,          June 30,
                                            2001                  2001
                                            ----                  ----
                  Finished Goods            $   5,313             $   5,073
                  Raw Materials             $  24,362             $  30,335
                  Diabetic Products         $   6,098             $   9,325
                                            ---------             ---------
                                            $  35,773             $  44,733
                                            =========             =========


NOTE C -  STOCKHOLDERS' EQUITY

     During January 1995, the Company's Board of Directors authorized the issuance of up to 4,000,000 shares of Series A Cumulative Convertible Preferred Stock ("Series A Preferred Stock"). The preferred stockholders are entitled to receive, as and if declared by the board of directors, quarterly dividends at an annual rate of $.10 per share of Series A Preferred Stock per annum. Dividends will accrue without interest and will be cumulative from the date of issuance of the Series A Preferred Stock and will be payable quarterly in arrears in cash or publicly traded common stock when and if declared by the Board of Directors. As of December 31, 2001, no dividends have been declared. Dividends in arrears on the outstanding preferred shares total $133,221 as of December 31, 2001. The preferred stockholders have the right to convert each share of Series A Preferred Stock into one share of the Company's common stock at any time without additional consideration. However, each share of Series A Preferred Stock is subject to mandatory conversion into one share of common stock of the Company, effective as of the close of a public offering of the Company's common stock provided, however, that the offering must provide a minimum of $1 million in gross proceeds to the Company and the initial offering price of such common stock must be at least $1 per share. In addition to the rights described above, the holders of the Series A Preferred Stock will have equal voting rights as the common stockholders based upon the number of shares of common stock into which the Series A Preferred Stock is convertible. The Company is obligated to reserve an adequate number of shares of its common stock to satisfy the conversion of all the outstanding Series A Preferred Stock.

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


Liquidity and Capital Resources

     As of December 31, 2001, the Company's principal sources of liquid assets included cash and cash equivalents of $9,891, inventories of $35,773, and net accounts receivable of $98,028. The Company had negative working capital of $307,290, and long-term debt of $23,812 at December 31, 2001.

     During the six months ended December 31, 2001, cash and cash equivalents decreased from $19,099 as of June 30, 2001 to $9,981. Operating activities used cash of $150,344 during the period, consisting primarily of a net loss of $98,209. Cash provided by financing activities was $145,812 as compared to $6,116 for the corresponding period in 2000.

     At December 31, 2001, the Company had no commitments for capital expenditures.

     The Company has deferred tax assets with a 100% valuation allowance at December 31, 2001. Management is not able to determine if it is more likely than not that the deferred tax assets will be realized.

     The Company also has secured a $250,000 line of credit with its bank, for operational purposes. The Company also secured a long loan from one of its officers, for $25,000 during the quarter. Management is continuing its efforts to raise additional funding through a private equity placement. The funds will be used to support advertising and operations. The ability of the Company to continue as a going concern maybe dependent upon the success of these actions.

Results of Operations

     Comparison of Three, and Six Months ended December 31, 2001 and 2000.

     Net sales during the quarter ended December 31, 2001 were $317,032, as compared to $221,157 in the quarter ended December 31, 2000, an increase of $95,875, or 43%. Net sales during the six months ended December 31, 2001 were $615,849, as compared to $424,506 in the six months ended December 31, 2000, an increase of $191,343, or 45%.

     Gross profit during the quarter ended December 31, 2001 was $262,208, as compared to $186,223 during the quarter ended December 31, 2000, an increase of $75,985, or 41%. Gross profit during the six months ended December 31, 2001 was $504,248, as compared to $354,072 during the six months ended December 31, 2000, an increase of $150,176, or 42%. As a percentage of net sales, gross profit was 83% in the quarter ended December 31, 2001, as compared to 84% in the corresponding quarter in 2000. As a percentage of net sales, gross profit was 82% in the six months ended December 31, 2001, as compared to 83% in the corresponding six months in 2000.

     Operating expenses during the quarter ended December 31, 2001, were $239,998, consisting of $96,684 in salaries and benefits, and $143,314 in selling, general and administrative expenses. This compares to operating expenses during the quarter ended December 31, 2000 of $346,954, consisting of $96,150 in salaries and benefits, and $250,804 in selling, general and administrative expenses. Operating expenses during the six months ended December 31, 2001, were $578,336, consisting of $229,901 in salaries and benefits, and $348,435 in selling, general and administrative expenses. This compares to operating expenses during the six months ended December 31, 2000 of $623,079, consisting of $180,432 in salaries and benefits, and $442,647 in selling, general and administrative expenses. The Company expects expenses to rise somewhat as sales increase over the remainder of the fiscal year. Increased operating expenses were due to increased sales.

     The Company had an operating profit of $22,210 in the quarter ended December 31, 2001, as compared to an operating loss of $160,731 in the corresponding quarter in 2000. The decrease in operating loss was primarily due to higher sales and a reduction of Selling, General and Administrative expenses. Net profit (before dividend requirements for Preferred Shares) was $6,645 during the quarter ended December 31, 2001, as compared to a net loss of $157,984 during the quarter ended December 31, 2000. The Company incurred an operating loss of $74,088 in the six months ended December 31, 2001, as compared to an operating loss of $269,007 in the corresponding period in 2000. Net loss (before dividend requirements for Preferred Shares) was $98,209 during the six months ended December 31, 2001, as compared to a net loss of $261,498 during the six months ended December 31, 2000.




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



January 24, 2002                        By:      /s/ John C. Anderson
----------------                                 ------------------------------
Date                                                John C. Anderson, President
                                                    and Chief Financial Officer