Form 10QSB
period 2002-03-31
PROCYON CORP
filed 2002-05-14
CIK 812306

SECURITIES & EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

               [x] Quarterly Report Under Section 13 or 15 (d) of
                       the Securities Exchange Act of 1934


                    For Quarterly Period Ended March 31, 2002

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


Common stock, no par value; 7,861,338 shares outstanding as of May 14, 2002

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

         Consolidated Statements of Operations ............................ 4
         Consolidated Statements of Cash Flows ............................ 5
         Notes to Financial Statements..................................... 6

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................ 9

ITEM 5. OTHER INFORMATION ................................................. 9

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K .................................. 9

SIGNATURES................................................................. 9



PROCYON CORPORATION & SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2002 AND JUNE 30, 2001

                                                                  (unaudited)             (audited)
                                                                     March 31               June 30
                                                                      2002                    2001
                                                                   -----------            ------------

ASSETS

CURRENT ASSETS

              Cash                                                 $     8,886            $    19,099
              Certificates of deposit
                     plus accrued interest, restricted                  17,573                 17,573
              Accounts Receivable, less allowances of $500             121,435                 69,815
              Prepaid Expenses                                          23,300                 19,141
              Inventories                                               42,507                 44,733
                                                                   -----------            -----------
                     Total Current Assets                              213,701                170,361

PROPERTY AND EQUIPMENT
              Office Equipment                                          60,172                 52,782
              Furniture and Fixtures                                    14,666                 14,666
              Production Equipment                                      14,236                 14,236
                                                                   -----------            -----------
                                                                        89,074                 81,684
              Accumulated Depreciation                                 (46,069)               (36,185)
                                                                   -----------            -----------
                                                                       43,005                 45,499

OTHER ASSETS                                                            1,044                  1,520
                                                                   -----------            -----------

TOTAL ASSETS                                                       $   257,750            $   217,380
                                                                   ===========            ===========

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities:
              Current Portion of Long Term Debt                    $     4,895            $         0
              Accounts Payable                                         237,000                255,466
              Accrued Liabilities                                       51,080                 72,672
              Notes Payable                                            230,000                 75,000
                                                                   -----------            -----------
                     Total Current Liabilities                         522,975                403,138

Long Term Liabilities
              Note Payable                                              17,686                      0
                                                                   -----------            -----------
                     Total Long Term Liabilities                        17,686                      0

Stockholders' deficiency (Notes 2 & 6)
              Preferred stock, 496,000,000 shares
                     authorized; none issued
              Series A Cumulative Convertible Preferred stock,
                     no par value; 4,000,000 shares authorized;
                     288,600 shares issued and outstanding             244,450                244,450
              Common stock, no par value, 80,000,000 shares
                     authorized; 7,840,338 shares issued and
                     outstanding                                     4,262,414              4,262,414
              Accumulated deficit                                   (4,789,775)            (4,692,622)
                                                                   -----------            -----------
Total Stockholders' Deficiency                                        (282,911)              (185,758)
                                                                   -----------            -----------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                     $   257,750            $   217,380
                                                                   ===========            ===========


See accompaning notes





PROCYON CORPORATION & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Nine Months Ended March 31, 2002 and 2001
Six Months Ended March 31, 2002 and 2001


                                                           (unaudited)     (unaudited)     (unaudited)        (unaudited)
                                                          Three Months     Three Months    Nine Months        Nine Months
                                                              Ended           Ended           Ended              Ended
                                                         March 31, 2002   March 31, 2001   March 31, 2002     March 31, 2001
                                                        ---------------   --------------   --------------     --------------

Net Sales                                                $   371,072       $   306,462       $   996,981       $   730,969

Cost of Sales                                                 62,270            89,756           184,468           160,190
                                                         -----------       -----------       -----------       -----------

Gross Profit                                                 308,802           216,706           812,513           570,779

Operating Expenses:
              Salaries and Benefits                          107,741           118,012           337,642           298,445
              Selling, General and Administrative            197,415           249,183           545,868           691,829
                                                         -----------       -----------       -----------       -----------

Total Operating Expenses                                     305,156           367,195           883,510           990,274
                                                         -----------       -----------       -----------       -----------

Profit (loss) from Operations                                  3,646          (150,489)          (70,997)         (419,495)

Other Income (Expense):
              Interest Expense                                (6,757)             (423)          (30,908)             (950)
              Interest Income                                      0             1,067                30             9,102
              Other Income                                     4,557                 0             4,717                 0
                                                         -----------       -----------       -----------       -----------

Total Other Income (expense)                                  (2,200)              644           (26,161)            8,152
                                                         -----------       -----------       -----------       -----------

Net Profit (loss)                                              1,446          (149,845)          (97,158)         (411,343)
Dividend requirements on preferred stock                       7,215            (4,674)           21,645            (5,988)
                                                         -----------       -----------       -----------       -----------

Loss applicable to common stock                          ($    5,769)      ($  145,171)      ($  118,803)      ($  405,355)
                                                         ===========       ===========       ===========       ===========

Basic Loss per common share                                    (0.00)            (0.02)            (0.02)            (0.05)

Weighted average number of
              common shares outstanding                    7,861,338         7,855,722         7,861,338         7,813,911
                                                         ===========       ===========       ===========       ===========





PROCYON CORPORATION & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine Months Ended March 31, 2002 and 2001


                                                               (unaudited)            (unaudited)
                                                                March 31                March 31
                                                                  2002                    2001
                                                              -------------           ------------

CASH FLOWS FROM OPERATING ACTIVITIES

Net Loss                                                       ($ 97,158)               ($411,343)
Adjustments to reconcile net income to
              net cash used in operating activities:
                    Depreciation                                   9,885                    6,824

              Decrease (increase) in:
                    Accounts Receivable (trade)                  (51,619)                 (41,495)
                    Inventories                                    2,226                   23,410
                    Other Assets                                     476                    9,107
                    Prepaid Expenses                              (4,158)                 (45,168)

              Increase (decrease) in:
                    Accounts Payable                             (33,493)                  82,999
                    Accrued Expenses                              (6,563)                  (9,586)
                                                               ---------                ---------

Cash Used in Operating Activities                               (180,404)                (385,252)

CASH FLOWS FROM INVESTING ACTIVITIES

              Purchase of Property & Equipment                    (7,390)                 (21,748)
                                                               ---------                ---------

Cash Used in Investing Activities                                 (7,390)                 (21,748)

CASH FLOWS FROM FINANCING ACTIVITIES

              Proceeds from Short Term Loan                      155,500                    6,116
              Payments on Short Term Loan                           (500)                       0
              Proceeds from Long Term Loan                        25,000                        0
              Payments on Long Term Loan                          (2,419)                       0
                                                               ---------                ---------

Cash provided by financing activities                            177,581                    6,116

Net Increase (decrease) in cash and cash equivalents             (10,213)                (400,884)

Cash and Cash Equivalents, beginning of period                    19,099                  479,334
                                                               ---------                ---------

Cash and Cash Equivalents, end of period                       $   8,886                $  78,450
                                                               =========                =========


SUPPLEMENTAL DISCLOSURES

Interest Paid                                                  $  31,172                $     950
Taxes Paid                                                     $       0                $       0


NONCASH TRANSACTION DISCLOSURE

Preferred Shares converted to Common Shares                    $       0                $  71,200



See accompaning notes

                                                 -5-

NOTE A - SUMMARY OF ACCOUNTING

     The March 2002, financial statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations. The Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the Company's audited financial statements dated June 30, 2001. While management believes the procedures followed in preparing these financial statements are reasonable, the accuracy of the amounts are, in some respects, dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year.

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

NOTE B - INVENTORIES

     Inventories consisted of the following:

                                              March 31,           June 30,
                                                2002                2001
                                              --------            --------
           Finished Goods                     $  6,416            $  5,073
           Raw Materials                      $ 30,263            $ 30,335
           Diabetic Products                  $  5,828            $  9,325
                                              --------            ---------
                                              $ 42,507            $ 44,733
                                              ========            ========

NOTE C -  STOCKHOLDERS' EQUITY

     During January 1995, the Company's Board of Directors authorized the issuance of up to 4,000,000 shares of Series A Cumulative Convertible Preferred Stock ("Series A Preferred Stock"). The preferred stockholders are entitled to receive, as and if declared by the board of directors, quarterly dividends at an annual rate of $.10 per share of Series A Preferred Stock per annum. Dividends will accrue without interest and will be cumulative from the date of issuance of the Series A Preferred Stock and will be payable quarterly in arrears in cash or publicly traded common stock when and if declared by the Board of Directors. As of March 31, 2002, no dividends have been declared. Dividends in arrears on the outstanding preferred shares total $140,436 as of March 31, 2002. The preferred stockholders have the right to convert each share of Series A Preferred Stock into one share of the Company's common stock at any time without additional consideration. However, each share of Series A Preferred Stock is subject to mandatory conversion into one share of common stock of the Company, effective as of the close of a public offering of the Company's common stock provided, however, that the offering must provide a minimum of $1 million in gross proceeds to the Company and the initial offering price of such common stock must be at least $1 per share. In addition to the rights described above, the holders of the Series A Preferred Stock will have equal voting rights as the common stockholders based upon the number of shares of common stock into which the Series A Preferred Stock is convertible. The Company is obligated to reserve an adequate number of shares of its common stock to satisfy the conversion of all the outstanding Series A Preferred Stock.

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


Liquidity and Capital Resources

     As of March 31, 2002, the Company's principal sources of liquid assets included cash and cash equivalents of $8,886, inventories of $42,507, and net accounts receivable of $121,435. The Company had negative working capital of $309,274, and long-term debt of $17,686 at March 31, 2002.

     During the nine months ended March 31, 2002, cash and cash equivalents decreased from $19,099 as of June 30, 2001 to $8,886. Operating activities used cash of $180,404 during the period, consisting primarily of a net loss of $97,158. Cash provided by financing activities was $177,581 as compared to $6,116 for the corresponding period in 2001.

     At March 31, 2002, the Company had no commitments for capital expenditures.

     The Company has deferred tax assets with a 100% valuation allowance at March 31, 2002. Management is not able to determine if it is more likely than not that the deferred tax assets will be realized.

     The Company also has secured a $300,000 line of credit with its bank, an increase from the original $250,000, for operational purposes. Management is continuing its efforts to raise additional funding through a private equity placement. The funds will be used to support advertising and operations. The ability of the Company to continue as a going concern maybe dependent upon the success of these actions.

Results of Operations

     Comparison of Three, and Nine Months ended March 31, 2002 and 2001.

     Net sales during the quarter ended March 31, 2002 were $371,072, as compared to $306,462 in the quarter ended March 31, 2001, an increase of $64,610, or 21%. Net sales during the nine months ended March 31, 2002 were $996,981, as compared to $730,969 in the nine months ended March 31, 2001, an increase of $266,012, or 36%.

     Gross profit during the quarter ended March 31, 2002 was $308,892, as compared to $216,706 during the quarter ended March 31, 2001, an increase of $92,186, or 43%. Gross profit during the nine months ended March 31, 2002 was $812,513, as compared to $570,779 during the nine months ended March 31, 2001, an increase of $241,734, or 42%. As a percentage of net sales, gross profit was 83% in the quarter ended March 31, 2002, as compared to 71% in the corresponding quarter in 2001. As a percentage of net sales, gross profit was 82% in the nine months ended March 31, 2002, as compared to 78% in the corresponding nine months in 2001.

     Operating expenses during the quarter ended March 31, 2002, were $305,156, consisting of $107,741 in salaries and benefits, and $197,415 in selling, general and administrative expenses. This compares to operating expenses during the quarter ended March 31, 2001 of $367,195, consisting of $118,012 in salaries and benefits, and $249,183 in selling, general and administrative expenses. Operating expenses during the nine months ended March 31, 2002, were $883,510, consisting of $337,642 in salaries and benefits, and $545,868 in selling, general and administrative expenses. This compares to operating expenses during the nine months ended March 31, 2001 of $990,274, consisting of $298,445 in salaries and benefits, and $691,829 in selling, general and administrative expenses. The Company expects expenses to rise somewhat as sales increase over the remainder of the fiscal year. The reduction in expenses for March 2002, is accounted for mostly by the reduction in high cost advertising. The Company still performs a significant amount of advertising, however this process has become more streamlined over the year.

     The Company had an operating profit of $3,646 in the quarter ended March 31, 2002, as compared to an operating loss of $150,489 in the corresponding quarter in 2001. The decrease in operating loss was primarily due to higher sales and a reduction of Selling, General and Administrative expenses. Net profit (before dividend requirements for Preferred Shares) was $1,446 during the quarter ended March 31, 2002, as compared to a net loss of $149,845 during the quarter ended March 31, 2001. The Company incurred an operating loss of $70,997 in the nine months ended March 31, 2002, as compared to an operating loss of $419,495 in the corresponding period in 2001. Net loss (before dividend requirements for Preferred Shares) was $97,158 during the nine months ended March 31, 2002, as compared to a net loss of $411,343 during the nine months ended March 31, 2001.


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


                                    PROCYON CORPORATION



May 14, 2002                        By:  /s/ John C. Anderson
------------                             ---------------------------------------
Date                                         John C. Anderson, President and
                                             Chief Financial Officer