Form 10KSB
period 2002-06-30
PROCYON CORP
filed 2002-09-30
CIK 812306

FORM 10-KSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended June 30, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED] for the transition period from _______ to ______.

                         Commission file number 0-17449

                               PROCYON CORPORATION
                 (Name of small business issuer in its charter)

                     Colorado                              59-3280822
          (State or other jurisdiction of               (I.R.S. Employer
          incorporation or organization)             Identification Number)

         1150 Cleveland Street, Suite 410
               Clearwater, Florida                            33755
     (Address of principal executive offices)               (Zip Code)

         Issuer's telephone number, including area code: (727) 447-2998

          Securities registered pursuant to Section 12(b) of the Act:
                                      None

          Securities registered pursuant to section 12(g) of the Act:
                                  Common Stock

[X] Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

[ ] Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrants knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

State Issuer's revenues for its most recent fiscal year:  $1,358,278

The aggregate market value of the 3,578,138 shares of Common Stock held by non-affiliates was $2,844,620 on September 27, 2002 based on the average bid and asked price of $.795 on such date. As of September 27, 2002, 7,894,338 shares of the issuers Common Stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:
The information required by Part III of this annual report is incorporated by reference to the registrants' definitive proxy statement if filed with the Commission on or before October 28, 2002. If such proxy statement is not filed by such date, the information required by Part III of this annual report will be filed with the Commission as an amendment to this Form 10-KSB under cover of Form 10-KSB/A, not later than October 28, 2002.

Transitional Small Business Disclosure Format: Yes [ ]    No [X]

                                      INDEX


Title                                                                       Page


ITEM  1.  DESCRIPTION OF BUSINESS..........................................   3

ITEM  2.  DESCRIPTION OF PROPERTY..........................................   6

ITEM  3.  LEGAL PROCEEDINGS................................................   7

ITEM  4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..............   7

ITEM  5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS..........................................................   7

ITEM  6.  MANAGEMENT'S DISCUSSION AND ANALYSIS
          OR PLAN OF OPERATION.............................................   9

ITEM  7.  FINANCIAL STATEMENTS.............................................  11

ITEM  8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE..............................  12

ITEM  9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
          PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE
          ACT .............................................................  12

ITEM 10.  EXECUTIVE COMPENSATION...........................................  12

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT.......................................................  13

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...................  13

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.................................  13

                                     Part I

ITEM 1. BUSINESS

History and Organization

     Procyon Corporation (the "Company"), a Colorado corporation, was incorporated on March 19, 1987 and was deemed a development stage company until May 1996 when it acquired Amerx Health Care Corp. ("Amerx"), a corporation based in Clearwater, Florida, which was wholly owned by John C. Anderson. Amerx develops and markets proprietary medical products used in the treatment of pressure ulcers, dermatitis, inflammation, and other skin problems. Sirius Medical Supply ("Sirius"), a Florida corporation was formed in 2000 to operate as a full service mail order medical supply company selling primarily to Medicare and Medicaid customers. Amerx and Sirius are wholly owned subsidiaries of Procyon Corporation. Historically, Amerx's products have been sold through distributors to health care institutions, such as nursing homes and home health care agencies, and to retailers, including national and regional chain stores and pharmacies, while Sirius's products are sold directly to the consumer.

Products

     Amerx's products currently consist of Amerigel(R) Hydrogel Wound Dressing, Amerigel(R) Preventive Care Lotion, Amerigel(R) Preventive Barrier Lotion, and Amerigel Wound Wash. The Amerigel(R) Hydrogel Wound Dressing is now formulated to be used as a wound dressing to manage pressure ulcers stages I-IV, stasis ulcers, diabetic skin ulcers, post surgical incisions, cuts, abrasions, 1st and 2nd degree burns, and skin irritations. The Amerigel(R) Preventive Care Lotion has emollients, which restore moisture to fragile skin, protect the skin against tears and chafing, and assist in prevention of chronic pressure ulcers. The Amerigel(R) Barrier Lotion provides barrier protection to reduce the harmful effects of urine and feces in incontinent patients. The Amerigel Wound Wash was introduced as a wound cleanser that contains saline and Oakin. The industry standard for wound cleansing has been saline, since tap water has chemicals and additives that can be potentially harmful to a chronic wound.

     Amerx also expects to introduce new products in fiscal 2003, provided the funds necessary to manufacture and advertise these new products become available. One of proposed products consists of two-inch and four-inch square gauze sponges saturated with the Amerigel(R) Ointment Wound Dressing. The sponges have been developed for packing deep wounds, and are expected to improve healing. Other currently proposed new products include an acne cream and a facial scrub. Amerx has not spent any funds on research and development efforts during fiscal year 2002.

     Management believes that each Amerx product is based on proprietary formulations, which the Company has attempted to protect as trade secret information. Each product is registered with the Food and Drug Administration and receives a National Drug Code. In June 2002, the Company was granted a Medicare Part B HCPCS Reimbursement Code ("Reimbursement Code") for its Amerigel(R) Hydrogel Wound Dressing, which allows it to qualify for Medicare reimbursements. The code granted to Amerx was the highest and fullest reimbursement allowed for such products, and was obtained through significant time and effort. With this new and final code, Amerx will be able to reintroduce itself to the institutional market place. The Amerigel(R) Preventive Care Lotion and the Amerigel(R) Barrier Lotion are not eligible for Medicare Part B reimbursement as they are formulated for preventive maintenance care and as skin protectants. Sales of the Company's wound care products currently represent approximately 85% of net sales by the Company, while sales of the Companies diabetic products represent approximately 13% of net sales.

     Sirius's products at this time consist solely of diabetic supplies, primarily glucose monitors, test strips, lancets, and syringes. Sirius is building its customer base on these products with plans to expand into the future with a broader product line to achieve its goal of becoming a full service mail order medical supply company.

Market for Products

     The institutional market for skin treatment products is comprised of hospitals, nursing homes, home health care agencies and other health care institutions that provide wound care to a large number of patients. Management believes that Amerigel(R) products represent an inexpensive, yet effective, treatment and prevention program for chronic pressure ulcers and other skin problems, which are treated in health care institutions. Management believes that obtaining the Reimbursement Code enhances Amerx's ability to offer Amerigel(R) Hydrogel Wound Dressing to institutional entities such as nursing homes and home health care agencies.

     The retail market for skin care products is comprised mainly of mass merchandise stores and pharmacies that sell such products to individuals for personal use outside of health care facilities. The Company's products are presently sold retail in independent pharmacies. The Company initiated a direct response program and is now making direct retail sales to individual consumers nationally.

     The market for Sirius's products is comprised of diabetic patients who receive benefits from Medicare or Medicaid, or from their insurance companies. Sirius attracts these customers through advertising and direct marketing.

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

     Sirius's channel of distribution is by mail order direct to consumers. The Company has attracted and retained customers through marketing efforts. Sirius's customer base is currently small. However, the Company believes it has substantial potential, as there are over 17 million diabetics in the United States, according to the American Diabetes Association.

     The Company periodically has received inquiries about foreign market distribution. These inquiries have been generated by the Company's advertising, market presence and web sites (www.amerxhc.com and www.amerigel.com). The Company intends to respond to and pursue all such inquiries.

Significant Customers

     The Company expects that certain of its principal distributors may continue to account for a significant portion of net sales, so the loss of any significant distributor or customer could have an adverse effect on the Company's future operating results and financial condition. The Company has been able to maintain relationships with its distributors and has been able to establish relationships with a few new distributors each year.

Manufacturing

     All manufacturing and packaging activities are performed pursuant to current good manufacturing practices ("CGMP") as defined under the United States Federal Food, Drug and Cosmetic Act, as amended (the "Act"), and the regulations promulgated under the Act. All manufacturing activities are required to comply with the product specifications, supplies and test methods developed by Amerx specifically for its products, as well as the CGMP, which apply to all activities conducted by the manufacturer in the facility.

     During fiscal 2002, manufacturing was completed by a small regional company, which has in the past performed, and will in the future perform, research and development activities for the Company. The Company does not have a written contract with this manufacturer and there are no minimum purchase agreements. Management believes there are other companies, which could manufacture the Company's products current standard, if necessary. However, the sudden loss or failure of this manufacturer could significantly impair Amerx's ability to fulfill customer orders on a short-term basis.

     One proprietary ingredient contained in all of the Company's products is purchased and shipped to the manufacturing facility by the Company. The Company does not have a written contract with the supplier of this ingredient and management believes that an alternative supplier could be secured. Other raw materials and ingredients are generally provided by the manufacturer and the Company believes there are multiple suppliers of these materials and ingredients. However, there is no guaranty that Amerx will find an alternative supplier and the failure to replace a supplier could materially harm Amerx's operations.

Proprietary Rights

     In January 1999, the United States Patent and Trademark Office registered the Company's Amerigel(R) trademark. The Company has made a trademark application for the principal proprietary ingredient used in all of its currently available products. The Company relies on a combination of trademark and trade secret protection and confidentiality agreements to establish and protect its proprietary rights.

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

Employees

     As of September 30, 2002, the Company had twelve full-time employees, consisting of four management employees, six sales-related employees and two administrative employees. And one part-time employee.

ITEM 2. PROPERTIES

     The Company currently maintains its offices at 1150 Cleveland Street, Suite 410, Clearwater, Florida 33755. The Company's offices consist of approximately 3,536 square feet of space, which is leased from an unrelated party. Management believes the facility is adequate for the Company's current needs.

ITEM 3. LEGAL PROCEEDINGS

     The Company is not a party to any pending material legal proceedings nor is its property the subject of a pending legal proceeding.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matter was submitted to a vote of security holders during the quarter ended June 30, 2002.

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

     Fiscal 2001                                          HIGH         LOW
     -----------                                          ----         ---
     First Quarter..................................    $1.0000      $ .5625
     Second Quarter.................................      .6875        .1875
     Third Quarter..................................      .9375        .1875
     Fourth Quarter.................................      .6250        .2000

     Fiscal 2002                                          HIGH         LOW
     -----------                                          ----         ---
     First Quarter..................................    $ .5000      $ .2000
     Second Quarter.................................      .2000        .0600
     Third Quarter..................................      .2500        .0600
     Fourth Quarter.................................      .7500        .2500

     As of September 25, 2002, there were approximately 147 record holders of the Company's Common Stock. On September 25, 2002, the closing bid price of the Company's common stock was $.71 and the closing ask price was $.88. On September 25, 2002, the last date on which a sale occurred, the last reported sale price was $.75.

     Holders of Common Stock are entitled to receive such dividends as may be declared by the Company's Board of Directors. The Company has paid no dividends on the Common Stock, nor does the Company anticipate that dividends on its Common Stock will be paid in the foreseeable future.

     Holders of the Preferred Stock are entitled to receive, if declared by the Board of Directors, quarterly dividends at an annual rate of $.10 per share. Dividends accrue without interest, are cumulative from the date of issuance, and are payable in arrears in cash or common stock, when and if declared by the Board of Directors. No dividends had been declared or paid at June 30, 2002 and dividends in arrears at such date total approximately $147,651.

     Holders of the Preferred Stock have the right to convert their shares of Preferred Stock into an equal number of shares of Common Stock of the Company. Such shares will automatically convert into one share of Common Stock at the close of a public offering of Common Stock by the Company provided the Company receives gross proceeds of at least $1,000,000, and the initial offering price of the Common Stock sold in such offering is equal to or in excess of $1 per share. During fiscal 2002, no holders of shares of Preferred Stock converted their shares to Common Stock.

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

     The Company markets Amerigel(R) products to institutional customers such as nursing homes, hospitals and home health agencies and to retail customers. Institutional sales are made either directly to the end user or through medical supply distributors. Many institutional customers will not purchase directly from the manufacturer; they will purchase products only through a national distributor who warehouses the products and supplies the products directly to the customer. Accordingly, the Company's products must be in the distributor's warehouse in order for the Company to compete with other manufacturers. Amerx reaches the retail consumer primarily through distributors, but in some cases, through direct sales to a retail store chain. As of June 30, 2002, the Company's skin care products were being distributed to institutions and to retail stores through McKesson Drug, AmeriSource/Bergen Brunswig, Cardinal Health, Bindley Western Drug and a number of smaller local and regional distributors.

Results of Operations

     Comparison of Fiscal 2002 & 2001. Net sales during fiscal 2002 were approximately $1,358,000 as compared to approximately $1,147,000 in fiscal 2001, an increase of approximately $211,000, or 18%. Management believes that this increase is attributable to its continuing marketing efforts, as well as a sales price increase that began in January 2002.

     Cost of sales decreased, to approximately $263,000 in 2002 as compared to approximately $265,000 in 2001. Cost of sales remained consistent with the previous year. Management believes that this was attributable to Sirius starting to realize volume discounts.

     Gross profit increased to approximately $1,096,000 during fiscal 2002 as compared to approximately $882,000 during fiscal 2001, an increase of about $214,000, or 24%. As a percentage of sales, gross profit was 81% in fiscal 2002, as compared to 77% in fiscal 2001. This also was attributed to the sales price increase in January of 2002, while cost remained at a consistent level.

     Operating expenses during fiscal 2002 were approximately $1,197,000, consisting of approximately $457,000 in salaries and benefits, $740,000 in selling, general and administrative expenses. This represents a decrease in expenses of approximately $377,000 as compared to expenses in fiscal 2001. As a percentage of net sales, operating expenses during fiscal 2002 decreased to 88%, as compared to 137% during fiscal 2001. Operating expenses for fiscal 2002 were lower due to the events of September 11, 2001. The Company was forced to restructure its marketing campaigns, as marketing results diminished for the remainder of 2001.

     Loss from operations decreased to approximately $101,000 in 2002, as compared to approximately $692,000 in fiscal 2001. Net loss (after dividend requirements for Preferred Shares) was approximately $167,000 during fiscal 2002, compared to approximately $700,000 during fiscal 2001.

     As of June 30, 2002, the Company had a deferred tax asset of approximately $1,404,000, consisting primarily of net operating losses. The Company recorded a valuation allowance equal to 100 percent of the deferred tax asset, as the Company was unable to determine that it was more likely than not the deferred tax asset will be realized. The valuation allowance decreased approximately $380,000 from fiscal 2001 to 2002.

Liquidity and Capital Resources

     Historically, the Company has financed its operations through a combination of revenues from operations, shareholder loans, and the public sales of equity. As of June 30, 2002, the Company's principal sources of liquidity included inventories of approximately $57,000, and net accounts receivable of approximately $110,000. The Company had negative working capital of approximately $364,000 and long-term debt of approximately $16,000 at June 30, 2002.

     Operating activities used cash of approximately $217,000 during fiscal 2002 and approximately $486,000 during fiscal 2001, consisting primarily of net losses of approximately $138,000 and $687,000, respectively. Cash used in investing activities during fiscal 2002 and 2001 was approximately $7,000 and $50,000, respectively. Cash provided by financing activities during fiscal 2002 and 2001 was approximately $205,000 and $75,000, respectively. There were no sales of Preferred Stock in fiscal 2002 or 2001.

     At June 30, 2002 the Company had no commitments for capital expenditures.

     During fiscal 2002, no holders of shares of Preferred Stock converted their shares to Common Stock.

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

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Consolidated Financial Statements as of June 30, 2002 and 2001 were audited by Ferlita, Walsh & Gonzalez P.A., the Company's independent auditors, as indicated in their report included appearing at page F-1.

                          INDEX TO FINANCIAL STATEMENTS
                          -----------------------------

                                                                            Page
                                                                            ----

Report of Independent Certified Public Accountants.........................  F-1

Consolidated Balance Sheet June 30, 2002...................................  F-2

Consolidated Statements of Operations For the Years Ended
June 30, 2002 and 2001.....................................................  F-3

Consolidated Statements of Stockholders' Deficiency For the
Years Ended June 30, 2002 and 2001.........................................  F-4

Consolidated Statements of Cash Flows For the Years Ended
June 30, 2002 and 2001.....................................................  F-5

Notes to Financial Statements..............................................  F-6


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     During the two preceding fiscal years, there were no disagreements with the Company's auditors on any matters of accounting principles or practices, financial statement disclosure, or auditing scope of procedure that would have caused the Company's accountants to make reference to such agreements in connection with their report.

                                    PART III

Certain information required by Part III is omitted from this Report in that the Registrant will file a definite proxy statement pursuant to Regulation 14A (the "Proxy Statement") not later than 120 days after the end of the fiscal year covered by this report and certain information included therein is incorporated herein by reference. Only those sections of the Proxy Statement that specifically address the items set forth herein are incorporated by reference.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT OF THE REGISTRANT.

The information required by this Item is incorporated by reference to the Company's Proxy Statement.

ITEM 10. EXECUTIVE COMPENSATION.

The information required by this Item is incorporated by reference to the Company's Proxy Statement.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The information required by this Item is incorporated by reference to the Company's Proxy Statement.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required by this Item is incorporated by reference to the Company's Proxy Statement.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits
     --------

     1. The financial statements filed herewith are listed in the Index to Financial Statements included in Item 7.

                     Reg. S-B
     Exhibit No.     Document                                           Item No.
     -----------     --------                                           --------

     *    3.1   Articles of Incorporation                                    3
     +    3.1.1 Articles of Amendment to Articles of Incorporation           3
     *    3.2   Bylaws 3
     +    4.1   Designation of Series A Preferred Stock                      4
     +    10.4  Loan and Security Agreement, dated as of January 1,
                1995, by and between the Company and Amerx Health Care
                Corp., including Promissory Notes issued there under.       10
     o    10.4  Agreement and Plan of Exchange, dated January 31, 1996,
                by and between the Company and Amerx.                       10
     x    99.1  Certification Pursuant to 18 U.S.C.ss.1350, as Adopted
                Pursuant to Section 906 of the Sarbanes-Oxley Act Of
                2002                                                        99

* Incorporated by reference to the Company's Registration Statement on Form S-1, S.E.C. File No. 33-13273.
+ Incorporated by reference to the Company's Form 10-KSB for the fiscal year ended June 30, 1995.
o Incorporated by reference to the Company's Form 8-K filed on or about February 2, 1996.
x    Filed herewith.

(b)  Reports on Form 8-K
     -------------------

     None.

ITEM 14. CONTROLS AND PROCEDURES

     During fiscal 2002, the Company did not institute any significant changes in its internal controls. In addition, there were no significant changes in other factors that could significantly affect these controls.

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

Date: September 27, 2002

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

      Signature                 Title                                Date
      ---------                 -----                                ----

/s/ John C. Anderson          President and Acting            September 27, 2002
--------------------          Principal Executive, Financial
John C. Anderson              and Accounting Officer


/s/ Chester L. Wallack        Director                        September 27, 2002
----------------------
Chester L. Wallack


/s/ Fred W. Suggs, Jr.        Director                        September 27, 2002
----------------------
Fred W. Suggs, Jr.


/s/ Alan B. Crane             Director                        September 27, 2002
-----------------
Alan B. Crane


/s/ Richard T. Thompson       Director                        September 27, 2002
-----------------------
Richard T. Thompson


/s/ Jeffery S. Slowgrove      Director                        September 27, 2002
------------------------
Jeffery S. Slowgrove

                                  CERTIFICATION

I, John C. Anderson, President and acting Principal Executive, Financial and Accounting Officer of Procyon Corporation, certify that:

1. I have reviewed this annual report on Form 10-K of Procyon Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: September 27, 2002



/s/ JOHN C. ANDERSON
--------------------
John C. Anderson
President and acting Principal Executive,
Financial and Accounting Officer

                                  EXHIBIT INDEX
                                  -------------


                     Reg. S-B
     Exhibit No.     Document                                           Item No.
     -----------     --------                                           --------

     *    3.1   Articles of Incorporation                                    3

     +    3.1.1 Articles of Amendment to Articles of Incorporation           3

     *    3.2   Bylaws 3

     +    4.1   Designation of Series A Preferred Stock                      4

     +    10.4  Loan and Security Agreement, dated as of January 1,
                1995, by and between the Company and Amerx Health Care
                Corp., including Promissory Notes issued there under.       10

     o    10.4  Agreement and Plan of Exchange, dated January 31, 1996,
                by and between the Company and Amerx.                       10

     x    99.1  Certification Pursuant to 18 U.S.C.ss.1350, as Adopted
                Pursuant to Section 906 of the Sarbanes-Oxley Act Of
                2002                                                        99

* Incorporated by reference to the Company's Registration Statement on Form S-1, S.E.C. File No. 33-13273.

+ Incorporated by reference to the Company's Form 10-KSB for the fiscal year ended June 30, 1995.

o Incorporated by reference to the Company's Form 8-K filed on or about February 2, 1996.

x    Filed herewith.

                      PROCYON CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                       Years Ended June 30, 2002 and 2001



TABLE OF CONTENTS




                                                                        Page No.
                                                                        --------


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

  Consolidated Statements of Cash Flows..................................  F-5

  Notes to Financial Statements..........................................  F-6

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Board of Directors
Procyon Corporation and Subsidiaries
Clearwater, Florida


We have audited the accompanying consolidated balance sheet of Procyon Corporation and Subsidiaries as of June 30, 2002 and the related statements of operations, stockholders' deficiency, and cash flows for the years ended June 30, 2002 and 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Procyon Corporation and Subsidiaries as of June 30, 2002 and the results of its operations and its cash flows for the years ended June 30, 2002 and 2001, in conformity with accounting principles generally accepted in the United States of America.






/s/ FERLITA, WALSH & GONZALEZ, P.A.
-----------------------------------
FERLITA, WALSH & GONZALEZ, P.A.
Certified Public Accountants
Tampa, Florida

August 9, 2002


PROCYON CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
June 30, 2002

ASSETS

CURRENT ASSETS
  Accounts receivable, less allowance
    of $8,500 for doubtful accounts                                               $   109,985
  Prepaid expense                                                                      35,283
  Inventories                                                                          57,303
                                                                                  -----------

                                                           TOTAL CURRENT ASSETS       202,571

PROPERTY AND EQUIPMENT
  Office equipment                                                                     59,794
  Furniture and fixtures                                                               14,666
  Production equipment                                                                 14,236
                                                                                  -----------
                                                                                       88,696
  Accumulated depreciation                                                            (49,355)
                                                                                  -----------

                                                                                       39,341

OTHER ASSETS
  Deposits                                                                                844
  Certificates of deposit plus accrued interest, restricted                            17,114
                                                                                  -----------

                                                                                       17,958
                                                                                  -----------

                                                                                  $   259,870
                                                                                  ===========

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
  Excess of checks issued over bank balance                                       $    24,168
  Current portion of long-term debt                                                     5,499
  Accounts payable                                                                    249,370
  Accrued expenses                                                                     29,774
  Note payable to stockholders                                                        258,487
                                                                                  -----------

                                                      TOTAL CURRENT LIABILITIES       567,298

LONG-TERM DEBT                                                                         16,238

STOCKHOLDERS' DEFICIENCY
  Preferred stock, 496,000,000 shares authorized;
    none issued                                                                             0
  Series A cumulative convertible preferred stock
    no par value; 4,000,000 shares authorized;
    288,600 shares issued and outstanding                                             244,450
  Common stock, no par value, 80,000,000 shares
    authorized; 7,840,338 shares issued and outstanding                             4,262,414
  Accumulated deficit                                                              (4,830,530)
                                                                                  -----------

                                                                                     (323,666)
                                                                                  -----------

                                                                                  $   259,870
                                                                                  ===========


The accompanying notes are an integral part of these financial statements.


PROCYON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended June 30, 2002 and 2000

                                                       2002             2001
                                                   -----------      -----------

NET SALES                                          $ 1,358,278      $ 1,146,799

COST OF SALES                                          262,639          265,061
                                                   -----------      -----------

GROSS PROFIT                                         1,095,639          881,738

OPERATING EXPENSES
  Salaries and benefits                                456,720          442,986
  Selling, general and administrative                  740,294        1,130,695
                                                   -----------      -----------
                                                     1,197,014        1,573,681
                                                   -----------      -----------

LOSS FROM OPERATIONS                                  (101,375)        (691,943)

OTHER INCOME (EXPENSE)
  Other income                                             446                0
  Interest income                                          580            9,161
  Interest expense                                     (37,562)          (3,904)
                                                   -----------      -----------
                                                       (36,536)           5,257
                                                   -----------      -----------

NET LOSS                                              (137,911)        (686,686)

Dividend requirements on preferred stock               (28,860)         (13,203)
                                                   -----------      -----------

Loss applicable to common stock                    $  (166,771)     $  (699,889)
                                                   ===========      ===========

Net loss per common share                          $     (0.02)     $     (0.09)
                                                   ===========      ===========

Weighted average number of common
  shares outstanding                                 7,815,973        7,815,973
                                                   ===========      ===========




The accompanying notes are an integral part of these financial statements.



PROCYON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
Years Ended June 30, 2002 and 2001

                                       Preferred Stock                Common Stock
                                  --------------------------    -------------------------   Accumulated
                                    Shares         Amount         Shares        Amount        Deficit         Total
                                  -----------    -----------    -----------   -----------   -----------    -----------
Balance, June 30, 2000                368,133    $   323,983      7,760,805   $ 4,182,881   $(4,005,933)   $   500,931

  Conversion of preferred stock
    to common stock                   (79,533)       (79,533)        79,533        79,533             0              0

  Net loss                                  0              0              0             0      (686,686)      (686,686)
                                  -----------    -----------    -----------   -----------   -----------    -----------

Balance, June 30, 2001                288,600        244,450      7,840,338     4,262,414    (4,692,619)      (185,755)

  Net loss                                  0              0              0             0      (137,911)      (137,911)
                                  -----------    -----------    -----------   -----------   -----------    -----------

Balance, June 30, 2002                288,600    $   244,450      7,840,338   $ 4,262,414   $(4,830,530)   $  (323,666)
                                  ===========    ===========    ===========   ===========   ===========    ===========





The accompanying notes are an integral part of these financial statements.


PROCYON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended June 30, 2002 and 2001
                                                                                  2002          2001
                                                                                ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                                      $(137,911)   $(686,686)
  Adjustments to reconcile net loss to
    net cash used by operating activities:

    Depreciation                                                                   13,170        9,862
    Allowance for doubtful accounts                                                 8,000            0
    Accrued interest on certificate of deposit                                        459         (573)
    Decrease (increase) in:
      Accounts receivable                                                         (48,170)     (53,126)
      Inventory                                                                   (12,570)      14,333
      Prepaid expenses                                                            (16,141)       2,432
      Other assets                                                                    676        9,653
    Increase (decrease) in:
      Excess of checks issued over bank balance                                    24,168            0
      Accounts payable                                                            (21,124)     193,212
      Accrued expenses                                                            (27,868)      25,313
                                                                                ---------    ---------
                                                             NET CASH USED BY
                                                         OPERATING ACTIVITIES    (217,311)    (485,580)

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from disposition of property and equipment                               1,982            0
  Purchase of certificates of deposit                                                   0      (17,000)
  Purchase of property and equipment                                               (8,994)     (32,655)
                                                                                ---------    ---------
                                                            NET CASH USED BY
                                                        INVESTING ACTIVITIES       (7,012)     (49,655)

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from stockholder loan                                                  183,487       75,000
  Proceeds from long term loan                                                     25,000            0
  Repayment of long term loan                                                      (3,263)           0
                                                                                ---------    ---------
                                                        NET CASH PROVIDED BY
                                                        FINANCING ACTIVITIES      205,224       75,000
                                                                                ---------    ---------

                                                        NET DECREASE IN CASH      (19,099)    (460,235)

CASH AT BEGINNING OF PERIOD                                                        19,099      479,334
                                                                                ---------    ---------

                                                        CASH AT END OF PERIOD   $       0    $  19,099
                                                                                =========    =========


SUPPLEMENTAL DISCLOSURES

Taxes Paid                                                                      $       0    $       0

Interest Paid                                                                   $  37,562    $   3,904

NONCASH TRANSACTIONS DISCLOSURE:
Conversion of Series A cumulative convertible preferred stock to common stock   $       0    $  79,533


The accompanying notes are an integral part of these financial statements.

                                                  F-5

PROCYON CORPORATION AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Activity
-----------------

Procyon Corporation has two wholly-owned subsidiaries, Amerx Health Care Corp (Amerx) and Sirius Medical Supplies, Inc. (Sirius). Amerx manufactures and markets wound care and skin care products in the United States whereas Sirius markets diabetic supplies to patients in the United States.

Principles of Consolidation
---------------------------

The consolidated financial statements include the accounts of Procyon Corporation and its wholly-owned subsidiaries, Amerx Health Care Corp and Sirius Medical Supply, Inc. All material intercompany accounts and transactions are eliminated.

Use of Estimates
----------------

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Concentrations of Credit Risk
-----------------------------

Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents. The Company places its cash and cash equivalents in one financial institution. The Federal Deposit Insurance Corporation (FDIC) insures cash and cash equivalents deposited at a financial institution for up to $100,000. The Company did not have any uninsured cash and cash equivalents at June 30, 2002.

Amerx grants credit to customers most of whom are national pharmaceutical companies, nationwide drug stores and physicians. Amerx wholesales its products to national pharmaceutical companies and nationwide drug stores at a sales term of 2/10, net 30. Amerx does not have a written return policy with these customers. Each return request is reviewed by management prior to its approval. Sales to physicians and patients are at retail and standard payment term is 30 days.

Sirius grants credit to physicians and patients who are eligible for Medicare coverage. Sales are at standard payment term of 30 days.

Management deems that an allowance for doubtful accounts of $8,500 is adequate based upon its review of its receivables and its collection experience.

Inventories
-----------

Inventories are valued at the lower of weighted average cost or market determined by the first-in, first-out method.

Property and Equipment
----------------------

Property and equipment are stated at cost. Depreciation is computed on a straight-line basis over the estimated useful life of 5 years.

PROCYON CORPORATION AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS

Revenue Recognition
-------------------

Revenue is recognized upon the shipment of goods to customers and when title passes to the customers.

Shipping and Handling Costs
---------------------------

Shipping and handling costs incurred were $78,000 and $104,000 for the years ended June 30, 2002 and 2001, respectively and are included in selling, general and administrative expenses.

Advertising and Marketing
-------------------------

In accordance with Statement of Position 93-7, Reporting on Advertising Costs, advertising costs are to be expensed except for direct-response advertising (1) whose primary purpose is to elicit sales to customers who could be shown to have responded specifically to the advertising and (2) that results in probable future economic benefits. In order to determine whether such advertisements generate probable future economic benefits, the Company must establish historical patterns of responses to the direct-response advertising. Management believes that there is insufficient history to evaluate the future economic benefits from direct-response advertising. Therefore, all advertising costs incurred are expensed. During the years ended June 30, 2002 and 2001, approximately $367,000 and $ 744,000 of advertising costs are included in selling, general and administrative expense.

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

Considerable judgement is required in interpreting market data to develop the estimates of fair value, and, accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

NOTE B - GOING CONCERN

As reflected in the accompanying financial statements, the Company has a deficit in stockholders' equity of $323,666 at June 30, 2002 and has incurred net losses of $137,911 and $686,686 for the years ended June 30, 2002 and 2001, respectively. In addition, net cash used in operations was $217,311 and $485,580 for the years ended June 30, 2002 and 2001, respectively. Such operating cash deficiency in fiscal year 2002 has been funded through the Company's line of credit with its major shareholder. Operating cash deficiency in fiscal year 2001 has been funded through proceeds from private offerings during fiscal 2001 and funds from the Company's line of credit with its major shareholder.

PROCYON CORPORATION AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS

Management of the Company has developed and implemented a plan to reduce its operating expenses. The Company expects to raise approximately $240,000 for operations through the issuance of additional shares of common stock upon exercising options issued under the 1998 Omnibus Stock Option Plan subsequent to year end. The ability of the Company to continue as a going concern is dependent upon the availability of funds through its majority stockholder, its ability to generate sales to cover its operating costs as well as the success to raise funds for future operations. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE C - INVENTORIES

Inventories consisted of the following:
                                              June 30,
                                                2002
                                              -------
                          Finished Goods      $ 4,563
                          Raw Materials        42,235
                          Diabetic Products    10,505
                                              -------
                                              $57,303
                                              =======


NOTE D - RELATED PARTY TRANSACTIONS

The majority shareholder and President of the Company has a $300,000 line of credit with a financial institution, collateralized by his personal residence. The line of credit is renewed annually. The majority shareholder of the Company extended the line of credit to the Company during the year at 8% interest per annum. At June 30, 2002, the majority shareholder was owed $258,487 on the line of credit.

The Company has an unsecured note payable with one of its officers. The note calls for monthly payments to the officer of approximately $683 at an interest rate of 14% per annum. At June 30, 2002, the balance of the note was $21,737. See NOTE F - LONG-TERM DEBT for additional disclosure.

NOTE E - COMMITMENTS AND CONTINGENCIES

The Company leases certain equipment under various operating leases expiring in year 2006. The minimum lease payment due under the lease agreements for fiscal years ended June 30 is as follow:

                                              June 30,
                                              -------
                                 2003         $ 7,080
                                 2004           7,080
                                 2005           7,080
                                 2006           7,080
                         2007 and thereafter    5,604
                                              -------
                                              $33,924
                                              =======


The Company also leased its warehouse and office on a month-to-month basis. Rent expense for the years ended June 30, 2002 and 2001 was approximately $48,000 and $33,000, respectively.

PROCYON CORPORATION AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS

NOTE F - LONG-TERM DEBT

Long-term debt consists of a note payable with one of the Company's officers. The note calls for monthly payment of approximately $683 at an interest rate of 14% per annum. The amount due in the next five years ending June 30 is as follow:

                               2003           $  5,499
                               2004              6,319
                               2005              7,264
                               2006              2,655
                                              --------
                                                21,737
                       Less: current portion    (5,499)
                                              --------
                                              $ 16,238
                                              ========


NOTE G - STOCKHOLDERS' DEFICIENCY

During January 1995, the Company's Board of Directors authorized the issuance of up to 4,000,000 shares of Series A Cumulative Convertible Preferred Stock. The preferred stockholders are entitled to receive, if declared by the board of directors, quarterly dividends at an annual rate of $.10 per share of Series A Cumulative Convertible Preferred Stock per annum. Dividends accrue without interest and are cumulative from the date of issuance of the Series A Cumulative Convertible Preferred Stock and are payable quarterly in arrears in cash or publicly traded common stock when and if declared by the board of directors. As of June 30, 2002, no dividends have been declared. Dividends in arrears on the outstanding preferred shares total $147,651 or $0.51 per share as of June 30, 2002. The preferred stockholders have the right to convert each share of Series A Cumulative Convertible Preferred Stock into one share of the Company's common stock at any time without additional consideration. Each share of Series A Cumulative Convertible Preferred Stock is subject to mandatory conversion into one share of common stock of the Company, effective as of the close of a public offering of the Company's common stock provided, however, that the offering must provide a minimum of $1 million in gross proceeds to the Company and the initial offering price of such common stock must be at least $1 per share. In addition to the rights described above, the holders of the Series A Cumulative Convertible Preferred Stock have voting rights equal to the common stockholders based upon the number of shares of common stock into which the Series A Cumulative Convertible Preferred Stock is convertible. The Company is obligated to reserve an adequate number of shares of its common stock to satisfy the conversion of all of the outstanding Series A Cumulative Convertible Preferred Stock.

NOTE H - INCOME TAXES AND AVAILABLE CARRYFORWARDS

The Company's deferred tax asset at June 30, 2002 consists primarily of the tax benefit of net operating loss carryforwards amounting to approximately $1,404,000. The Company has recorded a valuation allowance equal to 100 percent of the deferred tax asset as the Company was unable to determine that it is more likely than not that the deferred tax asset will be realized. The valuation allowance decreased approximately $380,000 from June 30, 2001 to 2002. At June 30, 2002, for income tax purposes, the Company had net operating loss carryforwards of approximately $4,871,000 which expire on various dates through 2022.

NOTE I - CONCENTRATION OF RISK

The Company's manufacturing and packaging activities are performed at a production facility owned and operated by a nonaffiliated pharmaceutical manufacturer. At the present time, the manufacturer is the sole source of the Company's wound care products. However, the Company has maintained a long-term relationship with this manufacturer and does not expect a discontinuance of its wound care products from the manufacturer in the short term.

PROCYON CORPORATION AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS

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

Additional information with respect to the Plan's stock option activity is as follows:

                                                                Weighted
                                                  Number of      Average
                                                   Shares    Exercise Price
                                                   -------   --------------
             Outstanding at June 30, 2000          235,000      $ 0.21
              Granted                               65,000      $ 0.16
              Exercised                               --           --
              Cancelled                               --           --
                                                   -------
             Outstanding at June 30, 2001          300,000      $ 0.20
              Granted                                 --           --
              Exercised                               --           --
              Cancelled                               --           --
                                                   -------
             Outstanding at June 30, 2002          300,000      $ 0.20
                                                   =======      ======


             Option exercisable at June 30, 2001   300,000      $ 0.20
                                                   =======      ======


             Option exercisable at June 30, 2002   300,000      $ 0.20
                                                   =======      ======

PROCYON CORPORATION AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS

The following table summarizes information about stock options outstanding and exercisable at June 30, 2002:

                                        Stock Options
                                         Outstanding
                         ---------------------------------------------
                                      Weighted Average
                           Number of     Remaining        Weighted
           Range of         Shares    Contractual Life     Average
       Exercise Prices   Outstanding      In Years      Exercise Price
       ---------------   -----------  ----------------  --------------
        $0.15 - $0.20       65,000          7.51           $0.16

        $0.20 - $0.25      235,000          8.39           $0.21
                           -------
                           300,000          7.70           $0.20
                           =======          ====           =====


The Company has elected to follow APB Opinion No. 25 "Accounting for Stock Issued to Employees" in accounting for its employee stock options. Accordingly, no compensation expense is recognized in the Company's financial statements. If under Financial Accounting Standards Board Statement No. 123 "Accounting for Stock-Based Compensation", the Company determined compensation costs based on the fair value at the grant date for its stock options, net loss and loss per share would have been increased to the following pro forma amounts:

                                                   2002          2001
                                                ----------    ----------
    Net (loss) applicable to common stock:
      As reported                               $ (137,911)   $ (805,477)
      Pro forma                                 $ (137,911)   $ (817,664)

    Basic and diluted (loss) per common share:
      As reported                               $    (0.04)   $    (0.10)
      Pro forma                                 $    (0.04)   $    (0.10)


The weighted average estimated fair value of stock options granted during the year ended June 30, 2001 was $0.19. There were no options issued during fiscal year ended June 30, 2002. These amounts were determined using the Black-Scholes option-pricing model, which values options based on the stock price at the grant date, the expected dividend payments, and the risk-free interest rate over the life of the option. The assumptions used in the Black-Scholes model were as follows for stock options granted in the years ended June 30:

                                                    2002                  2001
                                        -----------------------------   --------
  Risk-free interest rate                                                  5.29%
                                        There were no options granted
                                        during this fiscal year.
  Expected volatility of common stock                                       297%
  Dividend yield                                                              0%
  Expected life of options                                              10 years

PROCYON CORPORATION AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS

The Black-Scholes option valuation model was developed for estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Because option valuation models require the use of subjective assumptions, changes in these assumptions can materially affect the fair value of the options. The Company's options do not have the characteristics of traded option, therefore, the option valuation models do not necessarily provide a reliable measure of the fair value of its options.

NOTE K - SEGMENT INFORMATION

The Company operates in the following two business segments:

1. Sale of wound care products - Amerx Health Care operates in the sale of ointment and wound care products segment. The marketing of these products targets primarily to diabetic patients who have difficulties providing proper care and treatment of wounds due to their diabetic condition and podiatrists who recommend the products to their patients.

2. Sale of diabetic supplies - Sirius Medical Supplies provides meters, test strips, monitors, syringes, etc. primarily to diabetic patients. The Company is then reimbursed by Medicare and/or secondary insurance.

Each separately managed segment offers different products requiring different marketing and distribution strategies.

Revenues Information

                                  Wound Care    Diabetic
                       June 30,    Products     Products    Other   Consolidated
                       --------    --------     --------    -----   ------------

Revenues                 2002     $1,167,651    $171,036   $19,591   $1,358,278
                         2001      1,073,572      39,474    33,748    1,146,794

Segment
Gross Profit             2002      1,009,387      86,141       112    1,095,640
                         2001        895,492      18,059     2,944      916,495

Identifiable Assets      2002        152,749      75,453      --        228,202
                         2001        157,829      39,390    20,161      217,380

Property and Equipment
Additions                2002          8,995        --        --          8,995
                         2001         29,539       3,116      --         32,655

Depreciation             2002         11,092         623     1,455       13,170
                         2001          8,226         181     1,455        9,862


Geographical Information

The Company operates and sells its products to its customers within the United States. All assets are located within the United States.

PROCYON CORPORATION AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS

NOTE L - RECENT ACCOUNTING PRONOUNCEMENTS

In December 2000, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB
101), subsequently updated by SAB 101B. SAB 101 and SAB 101B summarize certain of the Staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company is required to adopt SAB 101 no later than the fourth quarter of fiscal year 2002. The effects of applying this guidance, if any, will be reported as a cumulative effect adjustment resulting from a change in accounting principle. The adoption of SAB 101 is not expected to have a material impact on its financial position or results of operations.

The Financial Accounting Standards Board (FASB) issued Statement No. 141, "Business Combinations" ("SFAS 141") for all business combinations initiated after June 30, 2001. This standard requires that all business combinations be accounted for using the purchase method, and it further clarifies the criteria for recognition of intangible assets separately from goodwill. Since June 30, 2001, there have been no business combinations.

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

In June, 2001, the Financial Accounting Standards Board (FASB) issued Statement No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"). This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement applies to all entities. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. As used in this Statement, a legal obligation is an obligation that a party is required to settle as a result of an existing or enacted law, statute, ordinance, or written or oral contract or by legal construction of a contract under the doctrine of promissory estoppel. This Statement amends FASB Statement No. 19, "Financial Accounting and Reporting by Oil and Gas Producing Companies". The Company has reviewed the Statement and does not expect it will have a material impact on its financial position and results of operations.

In August, 2001, the Financial Accounting Standards Board (FASB) issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). This Statement retains the requirements of Statement 121 to recognize an impairment loss only of the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows and measure an impairment loss as the difference between the carrying amount and fair value of the asset. The Statement removes goodwill from its scope and, therefore, eliminates the requirement of Statement 121 to allocate goodwill to long-lived assets to be tested for impairment. The Company has reviewed the Statement and does not expect it will have a material impact on its financial position and results of operations.

In April, 2002, the Financial Accounting Standards Board (FASB) issued Statement No. 145, "Recission of FAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt", No. 44, "Accounting for Intangible Assets for Motor Carriers" and No. 64, "Extinguishment of Debt Made to Satisfy Sinking-Fund Requirements". This Statement also amends FAS No. 13, " Accounting for Leases" and Technical Corrections" ("SFAS 145"). The Company has reviewed the Statement and does not expect it will have a material impact on its financial position and results of operations.

NOTE M - SUBSEQUENT EVENT (UNAUDITED)

Subsequent to year end, the Company granted options with an exercise price of $0.60 per share for 200,000 shares, and $1.60 for 75,000 shares.