Form 10QSB
period 2002-09-30
PROCYON CORP
filed 2002-11-07
CIK 812306

UNITED STATES
                        SECURITIES & EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(Mark One)

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For quarterly period ended September 30, 2002
                                             ------------------

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 18(d) OF THE EXCHANGE ACT

                For the transition period from ______ to _______

                         Commission File Number: 0-17449


                               PROCYON CORPORATION
         ---------------------------------------------------------------
        (Exact Name of Small Business Issuer as specified in its charter)

            COLORADO                                            59-3280822
 ------------------------------                            --------------------
(State or other jurisdiction of                           (IRS Employer
 incorporation or organization)                           Identification Number)


             1150 Cleveland Street, Suite 410, Clearwater, FL 33755
                          ----------------------------
                         (Address of Principal Offices)

                                 (727) 447-2998
                            -------------------------
                           (Issuer's Telephone Number)


              (Former name, former address and former fiscal year,
                         if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12,13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. YES [ ] NO [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common stock, no par value; 7,910,338 shares outstanding as of November 6, 2002

Transitional Small Business Disclosure Format (check one) Yes [ ]  No [x]

                          PART I. FINANCIAL INFORMATION



Item                                                                        Page
                                                                            ----

ITEM 1. FINANCIAL STATEMENTS............................................... 3

                           Index to Financial Statements
                           -----------------------------

Financial Statements:

         Consolidated Balance Sheets....................................... 3
         Consolidated Statements of Operations ............................ 4
         Consolidated Statements of Cash Flows ............................ 5
         Notes to Consolidated Financial Statements........................ 6

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.................. 7

ITEM 3. CONTROLS AND PROCEDURES............................................ 8

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.................................................. 8

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K .................................. 9

SIGNATURES................................................................. 9



                          PART 1 FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


PROCYON CORPORATION & SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2002 & JUNE 30, 2002



                                                              (unaudited)     (audited)
                                                              September 30     June 30
                                                                  2002           2002
                                                              -----------    -----------


ASSETS

CURRENT ASSETS

           Cash                                               $    15,361    $         0
           Accounts Receivable, less allowances of $8,500         129,447        109,985
           Prepaid Expenses                                        35,539         35,283
           Inventories                                             67,034         57,303
                                                              -----------    -----------
                 Total Current Assets                             247,381        202,571

PROPERTY AND EQUIPMENT
           Office Equipment                                        59,794         59,794
           Furniture and Fixtures                                  15,164         14,666
           Production Equipment                                    14,236         14,236
                                                              -----------    -----------
                                                                   89,194         88,696
           Accumulated Depreciation                               (52,403)       (49,355)
                                                              -----------    -----------
                 Total Property & Equipment                        36,791         39,341

OTHER ASSETS
           Certificates of deposit
                 plus accrued interest, restricted                 17,114         17,114
           Deposits                                                   844            844
                                                              -----------    -----------
                 Total Other Assets                                17,958         17,958


TOTAL ASSETS                                                  $   302,130    $   259,870
                                                              ===========    ===========


LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities:
           Excess of checks issued over bank balance          $      --      $    24,168
           Accounts Payable                                       241,635        249,370
           Current Portion Long Term Debt                           5,693          5,499
           Accrued Liabilities                                     25,236         29,774
           Note Payable - Related Party                           282,988        258,487
                                                              -----------    -----------
                 Total Current Liabilities                        555,552        567,298


Long Term Liability
           Note Payable  Related Party                             14,739         16,238
                                                              -----------    -----------
                 Total Long Term Liability                         14,739         16,238


Stockholders' deficiency
           Preferred stock, 496,000,000 shares
                 authorized; none issued
           Series A Cumulative Convertible Preferred stock,
                 no par value; 4,000,000 shares authorized;
                 276,100 shares issued and outstanding            231,950        244,450
           Common stock, no par value, 80,000,000 shares
                 authorized; 7,894,338 shares issued and
                 outstanding                                    4,287,214      4,262,414
           Common stock subscribed                                  3,000              0
           Accumulated deficit                                 (4,790,325)    (4,830,530)


                                                              -----------    -----------
Total Stockholders' Deficiency                                   (268,161)      (323,666)
                                                              -----------    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                $   302,130    $   259,870
                                                              ===========    ===========


See accompaning notes

                                                3

PROCYON CORPORATION & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Three Months Ended September 30, 2002 and 2001



                                                     (unaudited)    (unaudited)
                                                     Three Months   Three Months
                                                        Ended          Ended
                                                      Sept. 30,       Sept. 30,
                                                         2002           2001
                                                     -----------    -----------

Net Sales                                            $   410,139    $   298,598

Cost of Sales                                             82,819         56,461
                                                     -----------    -----------
Gross Profit                                             327,320        242,137

Operating Expenses:
              Salaries and Benefits                      131,001        133,216
              Selling, General and Administrative        146,609        205,121
                                                     -----------    -----------

Total Operating Expenses                                 277,610        338,337
                                                     -----------    -----------
Income (Loss) from Operations                             49,710        (96,200)

Other Income (Expense):
              Interest Expense                            (9,713)        (8,586)
              Interest Income                                157             63
              Other Income                                    50              0
                                                     -----------    -----------
Total Other Income (Expense)                              (9,506)        (8,523)
                                                     -----------    -----------
Net Income (Loss)                                         40,204       (104,723)
Dividend requirements on preferred stock                    (153)        (7,215)
                                                     -----------    -----------
Income(Loss) applicable to common stock              $    40,051    ($  111,938)
                                                     ===========    ===========

Basic Income (Loss) per common share                        0.01          (0.01)

Weighted average number of
              common shares outstanding                7,866,930      7,861,338
                                                     ===========    ===========


              See accompaning notes



PROCYON CORPORATION & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Months Ended September 30, 2002 and 2001



                                                       (unaudited)       (unaudited)
                                                       Three Months      Three Months
                                                           Ended            Ended
                                                         Sept. 30          Sept. 30
                                                           2002              2001
                                                         ---------         ---------

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)                                        $  40,204         ($104,723)
Adjustments to reconcile net income (loss) to
           net cash used in operating activities:
                Depreciation                                 3,048             3,284

           Decrease (Increase) in:
                Accounts Receivable                        (19,461)           (8,627)
                Inventories                                 (9,730)           (1,288)
                Prepaid Expenses                              (255)            6,993

           Increase (decrease) in:
                Excess of checks issued
                     over bank balance                     (24,168)                0
                Accounts Payable                            (7,738)           39,939
                Accrued Expenses                            (4,538)          (39,207)
                                                         ---------         ---------

Cash Used in Operating Activities                          (22,638)         (103,629)

CASH FLOWS FROM INVESTING ACTIVITIES

           Purchase of Property & Equipment                   (498)           (4,686)
                                                         ---------         ---------

Cash Used in Investing Activities                             (498)           (4,686)

CASH FLOWS FROM FINANCING ACTIVITIES

           Proceeds from Long Term Loan                          0            95,000
           Payments on Long Term Loan                       (1,303)                0
           Proceeds from Stockholder Loan                   24,500                 0
           Proceeds from Issuance of Common Stock           12,300                 0
           Proceeds from Common Stock Subscribed             3,000                 0
                                                         ---------         ---------
Cash provided by financing activities                       38,497            95,000

Net Increase (decrease) in cash and cash equivalents        15,361           (13,315)

Cash and Cash Equivalents, beginning of period                   0            19,099
                                                         ---------         ---------
Cash and Cash Equivalents, end of period                 $  15,361         $   5,784
                                                         =========         =========


SUPPLEMENTAL DISCLOSURES

Interest Paid                                            $   9,713         $   8,586
Taxes Paid                                                       0                 0


NONCASH TRANSACTION DISCLOSURE

Preferred Shares converted to Common Shares              $  12,500         $       0


See accompaning notes

                                        5

PROCYON CORPORATION AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS

NOTE A - SUMMARY OF ACCOUNTING

     The financial statements for the period ended September 30, 2002 included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations. The Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the Company's audited financial statements dated June 30, 2002. While management believes the procedures followed in preparing these financial statements are reasonable, the accuracy of the amounts are, in some respects, dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year.

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

NOTE B - INVENTORIES

     Inventories consisted of the following:

                                             September 30,             June 30,
                                             2002                      2002
                                             ----                      ----
                     Finished Goods          $  5,393                  $  4,563
                     Raw Materials           $ 48,180                  $ 42,235
                     Diabetic Products       $ 13,461                  $ 10,505
                                             ---------                 --------
                                             $ 67,034                  $ 57,303
                                             ========                  ========



NOTE C - STOCKHOLDERS' DEFICENCY

     During January 1995, the Company's Board of Directors authorized the issuance of up to 4,000,000 shares of Series A Cumulative Convertible Preferred Stock ("Series A Preferred Stock"). The preferred stockholders are entitled to receive, as and if declared by the board of directors, quarterly dividends at an annual rate of $.10 per share of Series A Preferred Stock per annum. Dividends will accrue without interest and will be cumulative from the date of issuance of the Series A Preferred Stock and will be payable quarterly in arrears in cash or publicly traded common stock when and if declared by the Board of Directors. As of September 30, 2002, no dividends have been declared. Dividends in arrears on the outstanding preferred shares total $147,804 as of September 30, 2002. The preferred stockholders have the right to convert each share of Series A Preferred Stock into one share of the Company's common stock at any time without additional consideration. However, each share of Series A Preferred Stock is subject to mandatory conversion into one share of common stock of the Company, effective as of the close of a public offering of the Company's common stock provided, however, that the offering must provide a minimum of $1 million in gross proceeds to the Company and the initial offering price of such common stock must be at least $1 per share. In addition to the rights described above, the holders of the Series A Preferred Stock will have equal voting rights as the common stockholders based upon the number of shares of common stock into which the Series A Preferred Stock is convertible. The Company is obligated to reserve an adequate number of shares of its common stock to satisfy the conversion of all the outstanding Series A Preferred Stock.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     General

          The following discussion and analysis should be read in conjunction with the unaudited Condensed Financial Statements and Notes thereto appearing elsewhere in this report.

          "Safe Harbor" Statement under the Private Securities Litigation reform Act of 1995:

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

     Liquidity and Capital Resources

          As of September 30, 2002, the Company's principal sources of liquid assets included cash and cash equivalents of $15,361, inventories of $67,034, and net accounts receivable of $129,447. The Company had negative working capital of $308,171, and long-term debt of $14,739 at September 30, 2002.

          During the three months ended September 30, 2002, cash and cash equivalents increased from $0 as of June 30, 2002 to $15,361. Operating activities used cash of $22,638 during the period, consisting primarily of decrease on excess of checks issued over bank balance of $24,168 as compared to $103,629 for the quarter ended September 30, 2001. Cash provided by financing activities was $38,497, as compared to $95,000 for the quarter September 30, 2001.

          At September 30, 2002, the Company had no commitments for capital expenditures.

          The Company has deferred tax assets with a 100% valuation allowance at September 30, 2002. Management is not able to determine if it is more likely than not that the deferred tax assets will be realized.

          The Company also has secured a $300,000 line of credit from the principal shareholder, an increase from the original $250,000, for operational purposes. The Company also holds a long-term note with another principal of the Company for $25,000, at a rate of 14%. Management is continuing its efforts to raise additional funding through a private equity placement. The funds will be used to support advertising and operations. The ability of the Company to continue as a going concern maybe dependent upon the success of these actions.

Results of Operations

          Comparison of Three Months ended September 30, 2002 and 2001.

          Net sales during the quarter ended September 30, 2002 were $410,139, as compared to $298,598 in the quarter ended September 30, 2001, an increase of $111,541, or 37%. Management believes the reason for the increase is due to the increasing sales from the current calendar year, from it's growing customer base, as well as the relatively low numbers produced in the previous year corresponding to the events of September 11, 2001.

          Gross profit during the quarter ended September 30, 2002 was $327,320, as compared to $242,137 during the quarter ended September 30, 2001, an increase of $85,183, or 35%. As a percentage of net sales, gross profit was 80% in the quarter ended September 30, 2002, as compared to 81% in the corresponding quarter in 2001.

          Operating expenses during the quarter ended September 30, 2002 were $277,610, consisting of $131,001 in salaries and benefits, and $146,609 in selling, general and administrative expenses. This compares to operating expenses during the quarter ended September 30, 2001 of $338,337, consisting of $133,216 in salaries and benefits, and $205,121 in selling, general and administrative expenses, a reduction of 19%. The Company has continued to operate on less staff than the previous year, as well as a more conservative marketing plan. The Company expects expenses to rise somewhat as sales increase over the remainder of the fiscal year. The reduction in expenses for September 2002 is accounted for mostly by the reduction in high cost advertising. The Company still performs a significant amount of advertising; however, this process has become more streamlined over the year.

          The Company had an operating profit of $49,710 in the quarter ended September 30, 2002, as compared to an operating loss of $96,200 in the corresponding quarter in 2001. The decrease in operating loss was primarily due to higher sales and a reduction of selling, general and administrative expenses. Net income (before dividend requirements for Preferred Shares) was $40,204 during the quarter ended September 30, 2002, as compared to a net loss of $104,723 during the quarter ended September 30, 2001.

ITEM 3 CONTROLS AND PROCEDURES

          (a) Evaluation of Disclosure Controls and Procedures

          The management of the Company, including the Chief Executive Officer and the Chief Financial Officer, have conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 as of a date (the "Evaluation Date") within 90 days prior to the filing date of this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures were effective in ensuring that all material information relating to the Company, including our consolidated subsidiaries, required to be filed in this quarterly report has been made known to them in a timely manner.

          (b) Changes in Internal Controls

          There have been no significant changes made in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the Evaluation Date


PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

NONE.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (A) EXHIBITS - Exhibit 99.1 - Certification Pursuant to18 U.S.C. ss. 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         REPORTS ON FORM 8-K - NONE


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.


                                            PROCYON CORPORATION



November 7, 2002                            By:  /s/  John C. Anderson
----------------                               --------------------------------
Date                                                  John C. Anderson,
                                                      Chief Executive Officer
                                                      and Chief Financial
                                                      Officer


                                  CERTIFICATION

I, John C. Anderson, Chief Executive Officer and Chief Financial Officer of Procyon Corporation, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Procyon Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

   (a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

   (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

   (c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

   (a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

   (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    November 7, 2002



/s/  JOHN C. ANDERSON
-----------------------------
     John C. Anderson
     Chief Executive Officer and Chief Financial Officer