Form 10QSB
period 2002-12-31
PROCYON CORP
filed 2003-02-14
CIK 812306

SECURITIES & EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

               [x] Quarterly Report Under Section 13 or 15 (d) of
                       the Securities Exchange Act of 1934


                  For Quarterly Period Ended December 31, 2002

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


     Common stock, no par value; 7,934,338 shares outstanding as of February 13, 2003

     Transitional Small Business Disclosure Format (check one) Yes [ ] No [x]

                          PART I. FINANCIAL INFORMATION



Item
                                                                         Page
                                                                         ----

ITEM 1. FINANCIAL STATEMENTS.............................................. 3

         Consolidated Balance Sheets...................................... 3
         Consolidated Statements of Operations ........................... 4
         Consolidated Statements of Cash Flows ........................... 5
         Notes to Consolidated Financial Statements....................... 6

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS................. 7

ITEM 3. CONTROLS AND PROCEDURES........................................... 8

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K ................................. 9

SIGNATURES................................................................ 9



PROCYON CORPORATION & SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2002 AND JUNE 30, 2002

                                                                  (unaudited)
                                                                  December 31             June 30 ***
                                                                      2002                    2002
                                                                  -----------              -----------
ASSETS

Current Assets

       Cash                                                       $    12,048              $         0
       Accounts Receivable, less allowances of $6,500, &
             $8,500 respectively                                  $   159,654                  109,985
       Prepaid Expenses                                                34,105                   35,283
       Inventories                                                     76,701                   57,303
                                                                  -----------              -----------
            Total Current Assets                                      282,508                  202,571

PROPERTY AND EQUIPMENT
       Office Equipment                                                38,101                   59,794
       Furniture and Fixtures                                          36,858                   14,666
       Production Equipment                                            14,236                   14,236
                                                                  -----------              -----------
                                                                       89,195                   88,696
       Accumulated Depreciation                                       (55,450)                 (49,355)
                                                                  -----------              -----------
             Total Property & Equipment                                33,745                   39,341

OTHER ASSETS
       Certificates of deposit
             plus accrued interest, restricted                         17,114                   17,114
       Deposits                                                           844                      844
                                                                  -----------              -----------
             Total Other Assets                                        17,958                   17,958


TOTAL ASSETS                                                      $   334,211              $   259,870
                                                                  ===========              ===========

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities:
       Excess of checks issued over bank balance                            0              $    24,168
       Current Portion of Long Term Debt                                5,895                    5,499
       Accounts Payable                                           $   271,093                  249,370
       Accrued Liabilities                                             13,659                   29,774
       Note Payable- Related Party                                    286,488                  258,487
                                                                  -----------              -----------
             Total Current Liabilities                                577,135                  567,298

Long Term Liability
       Note Payable- Related Party                                     13,188                   16,238
                                                                  -----------              -----------
             Total Long Term Liability                                 13,188                   16,238

Stockholders' deficiency (Notes 2 &                                         6)
       Preferred stock, 496,000,000 shares
             authorized; none issued
       Series A Cumulative Convertible Preferred stock,
             no par value; 4,000,000 shares authorized;
             276,100 shares issued and outstanding                    231,950                  244,450
       Common stock, no par value, 80,000,000 shares
             authorized; 7,934,338 shares issued and
             outstanding                                            4,309,115                4,262,414
       Accumulated deficit                                         (4,797,177)              (4,830,530)
                                                                  -----------              -----------
Total Stockholders' Deficiency                                       (256,112)                (323,666)
                                                                  -----------              -----------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                    $   334,211              $   259,870
                                                                  ===========              ===========


*** Taken from the audited balance sheet at that date

See accompanying notes


PROCYON CORPORATION & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Three Months Ended December 31, 2002 and 2001
Six Months Ended December 31, 2002 and 2001


                                                           Three Months          Three Months             Six Months
                                                               Ended                 Ended                   Ended
                                                           Dec. 31, 2002         Dec. 31, 2001           Dec. 31, 2002
                                                           -------------         -------------           -------------
                                                            (unaudited)           (unaudited)             (unaudited)

Net Sales                                                   $   409,430            $   317,032            $   819,569

Cost of Sales                                                    91,468                 54,824                174,459
                                                            -----------            -----------            -----------

Gross Profit                                                    317,962                262,208                645,110

Operating Expenses:
       Salaries and Benefits                                    142,908                 96,684                273,909
       Selling, General and Administrative                      172,601                143,314                319,099
                                                             -----------            -----------            -----------

Total Operating Expenses                                        315,509                239,998                593,008
                                                            -----------            -----------            -----------

Profit (loss) from Operations                                     2,453                 22,210                 52,102

Other Income (Expense):
       Interest Expense                                          (9,344)               (15,565)               (19,053)
       Interest Income                                               91                      0                    249
       Miscellaneous Income                                           0                      0                     50
                                                            -----------            -----------            -----------

Total Other Income (Expense)                                     (9,253)               (15,565)               (18,754)
                                                            -----------            -----------            -----------

Net Profit (Loss)                                                (6,800)                 6,645                 33,348
Dividend requirements on preferred stock                          6,903                  7,215                  7,055
                                                            -----------            -----------            -----------

Loss applicable to common stock                             ($   13,703)           ($      570)           $    26,293
                                                            ===========            ===========            ===========

Basic Profit (Loss) per common share                              (0.00)                  0.00                   0.00

Weighted average number of
       common shares outstanding                              7,907,986              7,861,338              7,881,551
                                                            ===========            ===========            ===========








See accompanying notes
                                                                 -4-




PROCYON CORPORATION & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Six Months Ended December 31, 2002 and 2001


                                                               (unaudited)            (unaudited)
                                                               December 31,           December 31,
                                                                   2002                     2001
                                                               ------------            ------------
CASH FLOWS FROM OPERATING ACTIVITIES

Net Income (Loss)                                               $  33,348              $ (98,209)
Adjustments to reconcile net income (loss) to
            net cash used in operating activities:
            Depreciation                                           6,096                  6,567
            Allowance for doubtful accounts                       (2,000)                     0
            Common Stock issued for services                       2,100                      0

Decrease (Increase) in:
            Accounts Receivable, trade                           (47,669)               (28,212)
            Inventories                                          (19,398)                 8,960
            Other Assets                                               0                 (2,000)
            Prepaid Expenses                                       1,178                  4,572
Increase (decrease) in:
            Excess of checks issued over bank balance            (24,168)                     0
            Accounts Payable                                      21,725                  3,159
            Accrued Expenses                                     (16,111)               (45,171)
                                                               ---------              ---------

Cash Used in Operating Activities                                (44,899)              (150,334)

CASH FLOWS FROM INVESTING ACTIVITIES

            Purchase of Property & Equipment                        (499)                (4,686)
                                                               ---------              ---------

Cash Used in Investing Activities                                   (499)                (4,686)

CASH FLOWS FROM FINANCING ACTIVITIES

            Proceeds from Long Term Loan                               0                 25,000
            Payments on Long Term Loan                            (2,654)                (1,188)
            Proceeds from Stockholder Loan                        28,000                122,000
            Proceeds from Issuance of Common Stock                32,100                      0
                                                               ---------              ---------

Cash provided by financing activities                             57,446                145,812

Net Increase (decrease) in cash and cash equivalents              12,048                 (9,208)

Cash and Cash Equivalents, beginning of period                         0                 19,099
                                                               ---------              ---------

Cash and Cash Equivalents, end of period                       $  12,048              $   9,891
                                                               =========              =========

SUPPLEMENTARY DISCLOSURE

            Taxes Paid                                         $       0              $       0
            Interest Paid                                      $  19,053              $  24,151

NONCASH TRANSACTION DISCLOSURE

Conversion of Series A Preferred shares to common shares       $  12,500              $       0

See accompanying notes
                                                    -5-

                          Notes to Financial Statements

NOTE A - Consolidated Financial Statements

     The financial statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations. The Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the Company's audited financial statements dated June 30, 2002. The results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year.

     Management of the Company has prepared the accompanying unaudited condensed financial statements prepared in conformity with generally accepted accounting principles, which require the use of management estimates, contain all adjustments (including normal recurring adjustments) necessary to present fairly the operations and cash flows for the period presented and to make the financial statements not misleading.

NOTE B - INVENTORIES

     Inventories consisted of the following:

                                           December 31,             June 30,
                                              2002                    2002
                                              ----                    ----

          Finished Goods                    $  8,458               $  4,563
          Raw Materials                     $ 56,371               $ 42,235
          Diabetic Products                 $ 11,872               $ 10,505
                                            --------               --------
                                            $ 76,701               $ 57,303
                                            ========               ========

NOTE C - STOCKHOLDERS' EQUITY


     During January 1995, the Company's Board of Directors authorized the issuance of up to 4,000,000 shares of Series A Cumulative Convertible Preferred Stock ("Series A Preferred Stock"). The preferred stockholders are entitled to receive, as and if declared by the board of directors, quarterly dividends at an annual rate of $.10 per share of Series A Preferred Stock per annum. Dividends will accrue without interest and will be cumulative from the date of issuance of the Series A Preferred Stock and will be payable quarterly in arrears in cash or publicly traded common stock when and if declared by the Board of Directors. As of December 31, 2002, no dividends have been declared. Dividends in arrears on the outstanding preferred shares total $154,706 as of December 31, 2002. The preferred stockholders have the right to convert each share of Series A Preferred Stock into one share of the Company's common stock at any time without additional consideration. However, each share of Series A Preferred Stock is subject to mandatory conversion into one share of common stock of the Company, effective as of the close of a public offering of the Company's common stock provided, however, that the offering must provide a minimum of $1 million in gross proceeds to the Company and the initial offering price of such common stock must be at least $1 per share. In addition to the rights described above, the holders of the Series A Preferred Stock will have equal voting rights as the common stockholders based upon the number of shares of common stock into which the Series A Preferred Stock is convertible. The Company is obligated to reserve an adequate number of shares of its common stock to satisfy the conversion of all the outstanding Series A Preferred Stock.

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


Financial Condition

     As of December 31, 2002, the Company's principal sources of liquid assets included cash and cash equivalents of $12,048, inventories of $76,701, and net accounts receivable of $159,654. The Company had negative working capital of $294,627, and long-term debt of $13,188 at December 31, 2002.

     During the six months ended December 31, 2002, cash and cash equivalents increased from $0 as of June 30, 2002 to $12,048. Operating activities used cash of $44,899 during the period, consisting primarily of a increase in accounts receivable and inventory. Cash provided by financing activities was $57,446 as compared to $145,812 for the corresponding period in 2001.

     At December 31, 2002, the Company had no commitments for capital expenditures.

     The Company has deferred tax assets with a 100% valuation allowance at December 31, 2002. Management is not able to determine if it is more likely than not that the deferred tax assets will be realized.

     Management is continuing its efforts to raise additional funding through a private equity placement. The funds will be used to support advertising and operations.

Results of Operations


     Comparison of the fiscal quarter and Six Months ended December 31, 2002 and 2001.

     Net sales during the quarter ended December 31, 2002 were $409,430, as compared to $317,032 in the quarter ended December 31, 2001, an increase of $92,398, or 29%. Net sales during the six months ended December 31, 2002 were $819,569, as compared to $615,849 in the six months ended December 31, 2001, an increase of $203,720, or 33%. The increase in net sales for the fiscal quarter and six months ended December 31, 2002 over the same periods in the previous fiscal year are primarily attributable to increased marketing efforts, which management believes has caused an increase in the customer base for both of the Company's subsidiaries.

     Gross profit during the quarter ended December 31, 2002 was $317,962, as compared to $262,208 during the quarter ended December 31, 2001, an increase of $55,754, or 21%. Gross profit during the six months ended December 31, 2002 was $645,110, as compared to $504,248 during the six months ended December 31, 2001, an increase of $140,862, or 28%. As a percentage of net sales, gross profit was 78% in the quarter ended December 31, 2002, as compared to 83% in the corresponding quarter in 2001. As a percentage of net sales, gross profit was 79% in the six months ended December 31, 2002, as compared to 82% in the corresponding six months in 2001. Management anticipates gross profit will continue to decrease gradually as sales for the Sirius subsidiary grow. Sirius being a distributor works on thinner margins than its affiliate Amerx, as a manufacturer. Amerx has seen a slight decrease in margins as cost of ingredients and packaging, have increased over the year.

     Operating expenses during the quarter ended December 31, 2002, were $315,509, consisting of $142,908 in salaries and benefits, and $172,601 in selling, general and administrative expenses. This compares to operating expenses during the quarter ended December 31, 2001 of $239,998, consisting of $96,684 in salaries and benefits, and $143,314 in selling, general and administrative expenses. Operating expenses during the six months ended December 31, 2002, were $593,008, consisting of $273,909 in salaries and benefits, and $319,099 in selling, general and administrative expenses. This compares to operating expenses during the six months ended December 31, 2001 of $578,336, consisting of $229,901 in salaries and benefits, and $348,435 in selling, general and administrative expenses. The Company expects expenses to rise somewhat as sales increase over the remainder of the fiscal year. Increased operating expenses were primarily due to increased cost of marketing efforts, and increased rates in insurance premiums.

     The Company had an operating profit of $2,453 in the quarter ended December 31, 2002, as compared to an operating profit of $22,210 in the corresponding quarter in 2001. The decrease in operating profit was primarily due to higher selling, general and administrative expenses, and increased personnel related cost. Net loss (before dividend requirements for Preferred Shares) was $6,800 during the quarter ended December 31, 2002, as compared to a net profit of $6,645 during the quarter ended December 31, 2001. The Company had an operating profit of $52,102 in the six months ended December 31, 2002, as compared to an operating loss of $74,088 in the corresponding period in 2001. Net profit (before dividend requirements for Preferred Shares) was $33,348 during the six months ended December 31, 2002, as compared to a net loss of $98,209 during the six months ended December 31, 2001.

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

                                             PROCYON CORPORATION

February 14, 2003                  By: /s/ John C. Anderson
Date                               John C. Anderson, President and Chief
                                   Financial Officer

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

Date:    February 14, 2003

/s/ JOHN C. ANDERSON
--------------------
John C. Anderson
Chief Executive Officer and Chief Financial Officer