Form 10QSB
period 2003-03-31
PROCYON CORP
filed 2003-05-15
CIK 812306

SECURITIES & EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

               [x] Quarterly Report Under Section 13 or 15 (d) of
                       the Securities Exchange Act of 1934


                    For Quarterly Period Ended March 31, 2003

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


   Common stock, no par value; 8,041,388 shares outstanding as of May 14, 2003

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

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K .................................. 9

SIGNATURES................................................................. 9

CERTIFICATIONS............................................................. 9


PROCYON CORPORATION & SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2003 & JUNE 30, 2002
                                                                              (unaudited)           (audited)
                                                                               March 31              June 30
                                                                                 2003                  2002
                                                                              -----------           -----------
ASSETS

CURRENT ASSETS

         Cash                                                                 $    35,390           $         0
         Accounts Receivable, less allowances
                 of $14,500 & $8,500, respectively                                165,852               109,985
         Prepaid Expenses                                                          35,826                35,283
         Inventories                                                               85,445                57,303
                                                                              -----------           -----------
                 Total Current Assets                                             322,513               202,571

PROPERTY AND EQUIPMENT
         Office Equipment                                                          59,794                59,794
         Furniture and Fixtures                                                    15,164                14,666
         Production Equipment                                                      14,235                14,236
                                                                              -----------           -----------
                                                                                   89,193                88,696
         Accumulated Depreciation                                                 (58,496)              (49,355)
                                                                              -----------           -----------
                 Total Property & Equipment                                        30,697                39,341

OTHER ASSETS
         Certificates of deposit - plus accrued interest (restricted)              17,114                17,114
         Deposits                                                                     844                   844
                                                                              -----------           -----------
                 Total Other Assets                                                17,958                17,958

TOTAL ASSETS                                                                  $   371,168           $   259,870
                                                                              ===========           ===========


LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities:
         Excess of checks issued over bank balance                                      0                24,168
         Current portion of Long Term Debt                                          6,104                 5,499
         Accounts Payable                                                         287,099           $   249,370
         Accrued Liabilities                                                       25,823                29,774
         Notes Payable                                                            291,488               258,487
                                                                              -----------           -----------
                 Total Current Liabilities                                        610,514               567,298

Long Term Liabilities
         Note Payable                                                              11,582                16,238
                                                                              -----------           -----------
                 Total Long Term Liabilities                                       11,582                16,238

Stockholders' deficiency
         Preferred stock, 496,000,000 shares authorized, none issued
         Series A Cumulative Convertible Preferred stock
              no par value; 4,000,000 shares authorized;
              186,950 shares issued and outstanding                               186,950               244,450
         Common stock, no par value,
              80,000,000 shares authorized
              8,006,388 shares issued & outstanding                             4,363,677             4,262,414
         Accumulated deficit                                                   (4,801,555)           (4,830,530)
                                                                              -----------           -----------
Total Stockholders' Deficiency                                                   (250,928)             (323,666)
                                                                              -----------           -----------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                                $   371,168           $   259,870
                                                                              ===========           ===========


See accompaning notes




PROCYON CORPORATION & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2003 & 2002
NINE MONTHS ENDED MARCH 31, 2003 & 2002

                                                      Three Months        Three Months      Nine Months        Nine Months
                                                          Ended               Ended            Ended              Ended
                                                     March 31, 2003      March 31, 2002    March 31, 2003     March 31, 2002
                                                     --------------      --------------    --------------     --------------
                                                     (unaudited)          (unaudited)

Net Sales                                             $   392,679        $   371,072        $ 1,212,427        $   996,981

Cost of Sales                                              88,534             62,270            263,131            184,468
                                                      -----------        -----------        -----------        -----------

Gross Profit                                              304,145            308,802            949,296            812,513

Operating Expenses:
           Salaries and Benefits                          136,492            107,741            410,400            337,642
           Selling, General and Administrative            162,245            197,415            481,346            545,868
                                                      -----------        -----------        -----------        -----------

Total Operating Expenses                                  298,737            305,156            891,746            883,510
                                                      -----------        -----------        -----------        -----------

Profit (loss) from Operations                               5,408              3,646             57,550            (70,997)

Other Income (Expense):
           Interest Expense                                (9,915)            (6,757)           (28,966)           (30,908)
           Interest Income                                     89                  0                336                 30
           Other Income                                         0              4,557                 50              4,717
                                                      -----------        -----------        -----------        -----------

Total Other Income (expense)                               (9,826)            (2,200)           (28,580)           (26,161)
                                                      -----------        -----------        -----------        -----------

Net Profit (loss)                                          (4,418)             1,446             28,970            (97,158)
Dividend requirements on preferred stock                  (18,972)             7,215             11,918             21,645
                                                      -----------        -----------        -----------        -----------

Loss applicable to common stock                       $    14,554        ($    5,769)       $    17,052        ($  118,803)
                                                      ===========        ===========        ===========        ===========

Basic Gain (Loss) per common share                    $      0.00        $      0.00        $      0.00        ($     0.02)

Weighted average number of
           common shares outstanding                    7,984,397          7,861,338          7,893,822          7,861,338
                                                      ===========        ===========        ===========        ===========


See accompaning notes




PROCYON CORPORATION & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED MARCH 31, 2003 & 2002

                                                              Nine Months              Nine Months
                                                                 Ended                    Ended
                                                                March 31,              March 31,
                                                                 2003                     2002
                                                             ------------              ----------
                                                              (unaudited)              (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES

Net Profit (Loss)                                              $  28,970                ($ 97,158)
Adjustments to reconcile net income to
              net cash used in operating activities:
                    Depreciation                                   9,141                    9,885
                    Allowance for doubtful accounts                6,000                        0
                    Common stock issued for services               6,863                        0

              Decrease (increase) in:
                    Accounts Receivable (trade)                  (61,867)                 (51,619)
                    Inventories                                  (28,142)                   2,226
                    Other Assets                                       0                      476
                    Prepaid Expenses                                (543)                  (4,158)

              Increase (decrease) in:
                    Accounts Payable                              37,735                  (33,493)
                    Excess of checks issued
                         over bank balance                       (24,168)                       0
                    Accrued Expenses                              (3,951)                  (6,563)
                                                               ---------                ---------

Cash Used in Operating Activities                                (29,962)                (180,404)

CASH FLOWS FROM INVESTING ACTIVITIES

              Purchase of Property & Equipment                      (497)                  (7,390)
                                                               ---------                ---------

Cash Used in Investing Activities                                   (497)                  (7,390)

CASH FLOWS FROM FINANCING ACTIVITIES

              Proceeds from Short Term Loan                            0                  155,500
              Payments on Short Term Loan                              0                     (500)
              Proceeds from Long Term Loan                             0                   25,000
              Payments on Long Term Loan                          (4,051)                  (2,419)
              Proceeds from Stockholder Loan                      33,000                        0
              Proceeds from Issuance of Common Stock              36,900                        0
                                                               ---------                ---------

Cash provided by financing activities                             65,849                  177,581

Net Increase (decrease) in cash and cash equivalents              35,390                  (10,213)

Cash and Cash Equivalents, beginning of period                         0                   19,099
                                                               ---------                ---------

Cash and Cash Equivalents, end of period                       $  35,390                $   8,886
                                                               =========                =========

SUPPLEMENTAL DISCLOSURES

Interest Paid                                                  $  28,966                $  31,172
Taxes Paid                                                             0                        0


NONCASH TRANSACTION DISCLOSURE

Preferred Shares converted to Common Shares                    $  57,500                        0

See accompaning notes

                                                  5

NOTE A - SUMMARY OF ACCOUNTING POLICIES

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

STOCK-BASED COMPENSATION

     The Company has adopted SFAS No. 148, "Accounting for Stock-Based Compensation, Transition and Disclosure." The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25") and has elected to follow the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"). Under the provisions of APB 25, the Company recognizes compensation expense only to the extent that the exercise price of the Company's employee stock options is less than the market price of the underlying stock on the date of grant. SFAS No. 123 requires the presentation of pro forma information as if the Company has accounted for its employee stock options granted under the fair value method.

NOTE B - INVENTORIES

Inventories consisted of the following:
                                                          March 31,     June 30,
                                                            2003          2002
                                                            ----          ----

        Finished Goods                                     $14,117       $ 4,563
        Raw Materials                                      $61,940       $42,235
        Diabetic Products                                  $ 9,388       $10,505
                                                           -------       -------
                                                           $85,445       $57,303
                                                           =======       =======

NOTE C -  STOCKHOLDERS' EQUITY

     During January 1995, the Company's Board of Directors authorized the issuance of up to 4,000,000 shares of Series A Cumulative Convertible Preferred Stock ("Series A Preferred Stock"). The preferred stockholders are entitled to receive, as and if declared by the board of directors, quarterly dividends at an annual rate of $.10 per share of Series A Preferred Stock per annum. Dividends will accrue without interest and will be cumulative from the date of issuance of the Series A Preferred Stock and will be payable quarterly in arrears in cash or publicly traded common stock when and if declared by the Board of Directors. As of March 31, 2003, no dividends have been declared. Dividends in arrears on the outstanding preferred shares total $135,734 as of March 31, 2003. The preferred stockholders have the right to convert each share of Series A Preferred Stock into one share of the Company's common stock at any time without additional consideration. However, each share of Series A Preferred Stock is subject to mandatory conversion into one share of common stock of the Company, effective as of the close of a public offering of the Company's common stock provided, however, that the offering must provide a minimum of $1 million in gross proceeds to the Company and the initial offering price of such common stock must be at least $1 per share. In addition to the rights described above, the holders of the Series A Preferred Stock will have equal voting rights as the common stockholders based upon the number of shares of common stock into which the Series A Preferred Stock is convertible. The Company is obligated to reserve an adequate number of shares of its common stock to satisfy the conversion of all the outstanding Series A Preferred Stock.

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


Financial Condition

     As of March 31, 2003, the Company's principal sources of liquid assets included cash and cash equivalents of $35,390, inventories of $85,445, and net accounts receivable of $165,852. The Company had negative working capital of $288,001, and long-term debt of $11,582 at March 31, 2002.

     During the nine months ended March 31, 2003, cash and cash equivalents increased from $0 as of June 30, 2002 to $35,390. Operating activities used cash of $29,962 during the period, consisting primarily of a increase in Accounts Receivable of $61,867. Cash provided by financing activities was $65,849 as compared to $177,581 for the corresponding period in 2002.

     At March 31, 2003, the Company had no commitments for capital expenditures.

     The Company has deferred tax assets with a 100% valuation allowance at March 31, 2003. Management is not able to determine if it is more likely than not that the deferred tax assets will be realized.

Results of Operations

     Comparison of Three, and Nine Months ended March 31, 2003 and 2002.

     Net sales during the quarter ended March 31, 2003 were $392,679, as compared to $371,072 in the quarter ended March 31, 2002, an increase of $21,607, or 6%. Net sales during the nine months ended March 31, 2003 were $1,212,427, as compared to $996,981 in the nine months ended March 31, 2002, an increase of $215,446, or 22%. Increases in sales continue for the Company as market share increases, and marketing plans continue to reach their target market.

     Gross profit during the quarter ended March 31, 2003 was $304,145, as compared to $308,802 during the quarter ended March 31, 2002, a decrease of $4,657, or 2%. Gross profit during the nine months ended March 31, 2003 was $949,296, as compared to $812,513 during the nine months ended March 31, 2002, an increase of $136,783, or 17%. As a percentage of net sales, gross profit was 77% in the quarter ended March 31, 2003, as compared to 83% in the corresponding quarter in 2002. As a percentage of net sales, gross profit was 78% in the nine months ended March 31, 2003, as compared to 81% in the corresponding nine months in 2002. Gross profit increased for the nine months based on increased sales, however as a percentage of net sales gross profit decreased based on increased manufacturing cost, and an increase in the Sirius subsidiary sales for the period as well.

     Operating expenses during the quarter ended March 31, 2003, were $298,737, consisting of $136,492 in salaries and benefits, and $162,245 in selling, general and administrative expenses. This compares to operating expenses during the quarter ended March 31, 2002 of $305,156, consisting of $107,741 in salaries and benefits, and $197,415 in selling, general and administrative expenses. Operating expenses during the nine months ended March 31, 2003, were $891,746, consisting of $410,400 in salaries and benefits, and $481,346 in selling, general and administrative expenses. This compares to operating expenses during the nine months ended March 31, 2002 of $883,510, consisting of $337,642 in salaries and benefits, and $545,868 in selling, general and administrative expenses. Expense for the period have remained consistent overall, but have seen a shift towards salaries & benefits as the Company has increased it's personel.

     The Company had an operating profit of $5,408 in the quarter ended March 31, 2003, as compared to an operating profit of $3,646 in the corresponding quarter in 2002. Net Loss (before dividend requirements for Preferred Shares) was $4,418 during the quarter ended March 31, 2003, as compared to a net profit of $1,446 during the quarter ended March 31, 2002. The Company had an operating profit of $57,550 in the nine months ended March 31, 2003, as compared to an operating loss of $70,997 in the corresponding period in 2002. Net profit (before dividend requirements for Preferred Shares) was $28,970 during the nine months ended March 31, 2003, as compared to a net loss of $97,158 during the nine months ended March 31, 2002. The Company believes it has turned the corner towards profitability after surviving the financial difficulties faced in the past. The Company continues to improve it's cash position and profitability.


ITEM 3. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

     The management of the Company, including the Chief Executive Officer / Chief Financial Officer, have conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 as of a date (the "Evaluation Date") within 90 days prior to the filing date of this report. Based on that evaluation, the Chief Executive Officer / Chief Financial Officer concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures were effective in ensuring that all material information relating to the Company, including our consolidated subsidiaries, required to be filed in this quarterly report has been made known to them in a timely manner.

(b) Changes in Internal Controls

     There have been no significant changes made in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the Evaluation Date.

PART II. OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A) EXHIBITS - None

         REPORTS ON FORM 8-K - NONE







                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                               PROCYON CORPORATION



May 14, 2002                            By: /s/ John C. Anderson
------------                            ------------------------
Date                                            John C. Anderson, President
                                                and Chief Financial Officer

                                  CERTIFICATION

I, John C. Anderson, Chief Executive Officer and Chief Financial Officer of Procyon Corporation, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Procyon Corporation

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

Date:    May 14, 2003

/s/ JOHN C. ANDERSON
--------------------
John C. Anderson
Chief Executive Officer and Chief Financial Officer