Form 10KSB
period 2003-06-30
PROCYON CORP
filed 2003-09-29
CIK 812306

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended June 30, 2003
                         Commission file number 0-17449

                               PROCYON CORPORATION
                  --------------------------------------------
                 (Name of small business issuer in its charter)


       Colorado                                               59-3280822
 ----------------------                                  ----------------------
(State of incorporation)                                (I.R.S. Employer ID No.)


                        1150 Cleveland Street, Suite 410,
                               Clearwater, Florida                33755
                     --------------------------------------      --------
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

Revenues for the fiscal year ended June 30, 2003:  $1,645,759

The aggregate market value of the 3,726,188 shares of Common Stock held by non-affiliates was $1,583,629 on September 24, 2003 based on the average bid and asked price of $.425 on such date. As of September 24, 2003, 8,042,388 shares of the issuers Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:
The information required by Part III of this annual report is incorporated by reference from the registrants' definitive proxy statement to be filed with the Commission on or before October 28, 2003. If such proxy statement is not filed by such date, the information required by Part III of this annual report will be filed with the Commission as an amendment to this Form 10-KSB under cover of Form 10-KSB/A, not later than October 28, 2003.

Transitional Small Business Disclosure Format: Yes    No  X

                                      INDEX


Title                                                                       Page


ITEM     1.DESCRIPTION OF BUSINESS............................................3

ITEM     2.DESCRIPTION OF PROPERTY............................................8

ITEM     3.LEGAL PROCEEDINGS..................................................8

ITEM     4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................8

ITEM     5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS..........8

ITEM     6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.........10

ITEM     7. FINANCIAL STATEMENTS..............................................14

ITEM     8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
         AND FINANCIAL DISCLOSURE.............................................14

ITEM     9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
         COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT....................15

ITEM     10. EXECUTIVE COMPENSATION...........................................15

ITEM     11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT...........................................................15

ITEM     12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...................15

ITEM     13. EXHIBITS AND REPORTS ON FORM 8-K.................................15

ITEM     14. PRINCIPAL ACCOUNTANT FEES AND SERVICES...........................16

                                     Part I

ITEM 1.   BUSINESS

History and Organization

     Procyon Corporation (the "Company"), a Colorado corporation, was incorporated on March 19, 1987 and was deemed a development stage company until May 1996 when it acquired Amerx Health Care Corp. ("Amerx"), a corporation based in Clearwater, Florida, which was wholly owned by John C. Anderson. Amerx develops and markets proprietary medical products used in the treatment of pressure ulcers, dermatitis, inflammation, and other skin problems. Sirius Medical Supply, Inc. ("Sirius"), a Florida corporation, was formed in 2000 to operate as a full service mail order medical supply company selling primarily to Medicare and Medicaid customers. Amerx and Sirius are wholly owned subsidiaries of Procyon Corporation. Historically, Amerx's products have been sold through distributors to health care institutions, such as physicians, nursing homes and home health care agencies, and to retailers, including national and regional chain stores and pharmacies, while Sirius's products are sold directly to Medicare and Medicaid patients.

Products

     Amerx's products currently consist of AmeriGel(R) Hydrogel Wound Dressing, AmeriGel(R) Preventive Care Lotion, AmeriGel(R) Preventive Barrier Lotion, and AmeriGel(R) Saline Wound Wash. The AmeriGel(R) Hydrogel Wound Dressing is now formulated to be used as a wound dressing to manage pressure ulcers stages I-IV, stasis ulcers, diabetic skin ulcers, post surgical incisions, cuts, abrasions, 1st and 2nd degree burns, and skin irritations. The AmeriGel(R) Preventive Care Lotion has emollients, which restore moisture to fragile skin, protect the skin against tears and chafing, and assist in prevention of chronic pressure ulcers. The AmeriGel(R) Barrier Lotion provides barrier protection to reduce the harmful effects of urine and feces in incontinent patients. The AmeriGel(R) Saline Wound Wash was introduced as a wound cleanser that contains saline and Oakin. The industry standard for wound cleansing has been saline, since tap water has chemicals and additives that can potentially be harmful to a chronic wound.

     Amerx introduced no new products to the market in fiscal 2003, concentrating efforts on market penetration of the current product line. However, development of two-inch and four-inch gauze sponges saturated with AmeriGel(R) Hydrogel Wound Dressing progressed to the point that the company feels that this product can be introduced to the market in fiscal 2004 through current cash flow. Manufacturing sources for this product addition have been identified and the company is currently in the process of obtaining approval of the reimbursement code and subsequent registration with the Food & Drug Administration ("FDA").

     Management also feels a market exists in the application of its formulations in the dermatology field. Preliminary due-diligence with professionals in that field have occurred with the concentration on the proposed development of an acne cream and facial scrub. The funds necessary for the development of this potential product line have not been identified but are being pursued by management. The Company has not expended any funds towards research and development efforts during fiscal year ended June 30, 2003.

     Management believes that each Amerx product is based on proprietary formulations, which the Company protects as trade secret information. Each product is registered with the Food and Drug Administration and receives a National Drug Code.

     In the United States, the Company sells its products to nursing homes, hospitals, home healthcare agencies, retail and "closed door" pharmacies and similar institutions. The patients at these institutions for whose care the Company's products are purchased often are covered by medical insurance. Accordingly, the Company's customers routinely seek reimbursement for the cost of the Company's products from third party payers such as Medicare, Medicaid, health maintenance organizations and private insurers. The availability of reimbursement from such third party payers is a factor in the Company's sales of its products. In June 2002, the Company was granted a Medicare Part B HCPCS Reimbursement Code ("Reimbursement Code") for its AmeriGel(R) Hydrogel Wound Dressing, which allows it to qualify for Medicare reimbursements. The Reimbursement Code granted to Amerx was the highest and fullest reimbursement allowed for such products, and was obtained as a result of significant time and effort. With this Reimbursement Code, Amerx expects to reintroduce itself to the institutional market place, such as to nursing homes and health care agencies. The AmeriGel(R) Preventive Care Lotion and the AmeriGel(R) Barrier Lotion are not eligible for Medicare Part B reimbursement as they are formulated for preventive maintenance care and as a skin protectant. During fiscal 2003, sales of the Company's skin and wound care products represented approximately 82% of net sales by the Company, while sales of the Company's diabetic products represented approximately 18% of net sales. Medicare and Medicaid do not reimburse Amerx directly for their sales to these pharmacies and institutions. However, Medicare and Medicaid reimbursements made directly to Sirius account for approximately 80% of Sirius's sales. Approximately 20% of Sirius's sales are comprised of secondary insurance payments and payments from individual customers.

     Sirius's products at this time consist primarily of diabetic supplies, glucose monitors, test strips, lancets, and syringes. Sirius added heating pads to its inventory at the end of the fiscal year and will continue to add items to sell to reach its goal of being a full service mail order medical supply company. Sirius continues to build its customer base with advertisements and referrals and continually tests new methods for reaching new prospective customers. Sirius also has a website (WWW.SIRIUSMEDICAL.COM) to help reach new prospective customers that might want to reach the company via the Internet.

Market for Products

     The institutional market for skin and wound care treatment products is comprised of hospitals, nursing homes, home health care agencies and other health care institutions that provide wound care to a large number of patients. Management believes that AmeriGel(R) products represent an inexpensive, yet effective, treatment and prevention program for chronic pressure ulcers and other skin problems, which are treated in health care institutions. Management believes that obtaining the Reimbursement Code will enhance Amerx's ability to offer AmeriGel(R) Hydrogel Wound Dressing to institutional entities, and intends to focus more resources in fiscal 2004 to this market.

     The retail market for skin care and wound care products is comprised mainly of national & regional chain stores, and pharmacies that sell such products to individuals for personal use outside of health care facilities. The Company's products are presently sold retail in independent pharmacies. The Company initiated a direct response program and is now making direct retail sales to individual consumers nationally.

     The market for Sirius's products is comprised of diabetic patients who receive benefits from Medicare or Medicaid, or from their insurance companies. Sirius attracts these customers through advertising and direct marketing.

Distribution and Sales

     The Company's traditional method of distribution has been through retail distributors. Management expects to continue increasing its distributor base, particularly with distributors with an ability to introduce the Company's products in new geographical areas and to new retail chains. Distributors typically purchase products from the Company on standard credit terms. The Company supports its distributors through product literature, advertising and limited participation at industry trade shows. All existing distributors sell Amerx products on a non-exclusive basis. Amerx uses other marketing channels that include direct response, trade publications, and physician referral's to attract it's customer base.

     Sirius's channel of distribution is by mail order direct to consumers. The Company has attracted and retained customers through its direct response marketing efforts, this is the only method used by Sirius to attract customers. Sirius intends to test new marketing channels in fiscal 2004. Sirius's customer base is growing and has more than doubled in the last fiscal year. The Company believes it has substantial potential as the market contains over 17 million diabetics in the United States, and is growing, according to the American Diabetes Association.

     The Company periodically has received inquiries about foreign market distribution. These inquiries have been generated by the Company's advertising, market presence and web sites (WWW.AMERXHC.COM and WWW.AMERIGEL.COM). The Company intends to respond to and pursue all such inquiries.

Significant Customers

     Amerx's customer base has become more diversified over the past two years. Management believes that, while any customer loss is not beneficial to the Company, no single customer accounts for over 5% of the Company's gross sales. The Company has been able to maintain relationships with its distributors and has been able to establish relationships with a few new distributors each year. Sirius's customer base has no significant customers as they deal with end users and no one end user accounts for more than .01% of the Company's gross sales.

Manufacturing

     During fiscal 2003, manufacturing of all of Amerx's products was completed by a small regional company, which has in the past performed, and will in the future perform, research and development activities for Amerx. Amerx does not have a written contract with this manufacturer and there are no minimum purchase agreements. Management believes there are other companies that could manufacture Amerx's products according to their specifications, if necessary. The sudden loss or failure of this manufacturer could significantly impair Amerx's ability to fulfill customer orders on a short-term basis and therefore, could materially and adversely affect the Company's operations. However, management does not see this as an issue as management as been able to keep a good relationship with the manufacturer, and does not foresee that changing in the future.

     Amerx's manufacturing and packaging activities are performed pursuant to current good manufacturing practices ("CGMP") as defined under the United States Federal Food, Drug and Cosmetic Act, as amended (the AAct@), and the regulations promulgated under the Act. All manufacturing activities are required to comply with the product specifications, supplies and test methods developed by Amerx specifically for its products, as well as the CGMP, which apply to all activities conducted by the manufacturer in the facility.

     A single supplier furnishes one proprietary ingredient contained in all of Amerx's products. Amerx does not have a written contract with the supplier of this ingredient and management believes that an alternative supplier could be secured within a reasonable period of time. The manufacturer generally provides other raw materials and ingredients and management believes there are multiple suppliers of these materials and ingredients. However, there can be no assurance that Amerx would be able to timely secure an alternative supplier and the failure to replace a supplier in a timely manner could materially harm Amerx's operations. Once again management does not see this as an obstacle as good working relationships have been established with the vendor.

     Sirius purchases its products from several different medical companies either on a direct basis, or through medical distributors. The company carries most every major brand of diabetic testing products as well as some off brand diabetic testing products. Management feels that if adverse economic conditions occurred for one or more of its suppliers, that this effect would not have a significant effect on Sirius, as there are other supply channels to purchase from, as well as an assortment of products to purchase that achieve the same goal.

Proprietary Rights

     In January 1999, the United States Patent and Trademark Office registered the Company's AmeriGel(R) trademark. Amerx has made a trademark application for the principal proprietary ingredient used in all of its currently available products. Amerx relies on a combination of trademark and trade secret protection and confidentiality agreements to establish and protect its proprietary rights.

Competition

     The market for skin and wound care treatment products is highly competitive and fragmented. Competition is intense and is based primarily on product efficacy, brand recognition, loyalty, quality, price and availability of shelf space in the retail market. The Company competes against several large well-capitalized companies offering a broad range of skin treatment products as well as numerous small competitors having a limited number of products. Many of these competitors have longer operating histories, better name recognition and greater financial, marketing and other resources than the Company. Because of the intense competition and the Company's financial condition, there can be no assurance that it will be able to increase its market share.

     The market for diabetic supplies is also highly competitive, and Sirius will compete with other large companies for market share. Sirius can compete on the same level as these other companies as to product offerings. However, until Sirius's customer base grows, other larger companies will benefit from volume discounts on purchases etc, that Sirius has yet to benefit from. Management believes Sirius's success will hinge on customer service rather than product margin, and with time Sirius will benefit from the same volume discounts enjoyed by larger companies.

Governmental Approvals and Regulations

     The production and marketing of the Company's products are subject to regulation for safety, efficacy and quality by numerous governmental authorities in the United States. Amerx's advertising and sales practices are subject to regulation by the Federal Trade Commission (the "FTC"), the FDA and state agencies. The Federal Food, Drug and Cosmetic Act, as amended (the "FFDC Act"), the regulations promulgated thereunder, and other federal and state statutes and regulations govern, among other things, the testing, manufacture, safety, effectiveness, labeling, storage, record keeping, approval, advertising and promotion of Amerx's products. The Food and Drug Administration regulates the contents, labeling and advertising of many of Amerx's products. Amerx may be required to obtain approval for proposed nonprescription products. This procedure involves extensive clinical research, and separate FDA approvals are required at various stages of product development. The approval process requires, among other things, presentation of substantial evidence to the FDA, based on clinical studies, as to the safety and efficacy of the proposed product. After approval, manufacturers must continue to expend time, money and effort in production and quality control to assure continual compliance with the current Good Manufacturing Practices regulations.

     Certain of Amerx's wound and skin care products are registered with the FDA as "devices" pursuant to the regulations under Section 510(k) of the FFDC Act. A device is a product used for a particular medical purpose, such as to cover a wound, with respect to which no pharmacological claim can be made. A device which is "substantially equivalent" to another device existing in the market prior to May 1976 can be registered with the FDA under Section 510(k) and marketed without further testing. Amerx currently markets one product which qualifies as a medical device.

     Sirius's advertising and sales practices are subject to regulation by the Federal Trade Commission (the "FTC"), Medicare, and state Medicaid agencies. FDA approvals for its products are, handled by the respective manufactures. Medicare and Medicaid regulate advertising, sales pricing, and the guidelines under which Sirius operates.

     The Company believes that it is in compliance with all applicable laws and regulations relating to its operations. Compliance with the provisions of national, state and local environmental laws and regulations has not had a material adverse effect upon the capital expenditures, earnings, financial position, liquidity or competitive position of the Company.

Employees

     As of September 1, 2003, the Company had a total of 13 employees, 12 full-time employees, consisting of 3 management employees, 6 sales-related employees, 3 administrative employees, and 1 part- time employee.

ITEM 2.   PROPERTIES

     The Company currently maintains its offices at 1150 Cleveland Street, Suite 410, Clearwater, Florida 33755. The Company's offices consist of approximately 3,536 square feet of space, which is leased from an unrelated party. Management believes the facility is adequate for the Company's current needs. However, management is looking to relocate the office in fiscal 2004.

ITEM 3.   LEGAL PROCEEDINGS

         The Company is not a party to any pending material legal proceedings nor is its property the subject of a pending legal proceeding.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

Part II

ITEM 5.   MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCK
          MATTERS.

     Since October 1996, the Company's Common Stock has traded on the OTC Bulletin Board, an electronic quotation system used by members of the National Association of Securities Dealers, Inc. The following table sets forth for each period indicated the high and low closing bid prices for the Common Stock, as reported by National Quotation Bureau, LLC. Bid quotations reflect inter-dealer quotations, without retail markups, markdowns or commissions, and do not necessarily reflect actual transactions.

Fiscal 2002                                       HIGH             LOW
First Quarter..............................  $   .5000        $   .2000
Second Quarter.............................      .2000            .0600
Third Quarter..............................      .2500            .0600
Fourth Quarter.............................      .7500            .2500

Fiscal 2003                                       HIGH             LOW
First Quarter..............................  $   .9000        $   .5700
Second Quarter.............................      .8500            .3000
Third Quarter..............................      .7500            .3000
Fourth Quarter.............................      1.000            .2500

     As of September 24, 2003, there were approximately 163 record holders of the Company's Common Stock. On September 23, 2003, the closing bid price of the Company's common stock was $.40 and the closing ask price was $.45. On September 23, 2003, the last date on which a sale occurred, the last reported sale price was $.45.

     Holders of Common Stock are entitled to receive such dividends if declared by the Company's Board of Directors. The Company has declared no dividends on the Common Stock.



     Holders of the Series A Convertible Preferred Stock are entitled to receive, if declared by the Board of Directors, quarterly dividends at an annual rate of $.10 per share. Dividends accrue without interest, from the date of issuance, and are payable in arrears in cash or common stock, when and if declared by the Board of Directors. No dividends had been declared or paid at June 30, 2003, and dividends if ever declared, in arrears at such date total approximately $141,511.

     Holders of the Preferred Stock have the right to convert their shares of Preferred Stock into an equal number of shares of Common Stock of the Company.
Such shares will automatically convert into one share of Common Stock at the close of a public offering of Common Stock by the Company provided the Company receives gross proceeds of at least $1,000,000, and the initial offering price of the Common Stock sold in such offering is equal to or in excess of $1 per share. During fiscal 2003, holders of 57,500 shares of Preferred Stock converted their shares to 57,500 shares of Common Stock.

     As reflected in the price quotations above, there have been significant price fluctuations in the Company's Common Stock. Factors that may have caused or can cause market prices to fluctuate include the number of shares available in the public float, any purchase or sale of a significant number of shares during a relatively short time period, quarterly fluctuations in results of operations, issuance of additional securities, entrance of such securities into the public float, market conditions specific to the Company's industry and market conditions in general, and the willingness of broker-dealers to effect transactions in low priced securities. In addition, the stock market in general has experienced significant price and volume fluctuations in recent years. These fluctuations, which may be unrelated to a Company's operating performance, have had a substantial effect on the market price for many small capitalization companies such as the Company. Factors such as those cited above, as well as other factors that may be unrelated to the operating performance of the Company, may significantly affect the price of the Common Stock.

Equity Compensation Plan Information

     The following table contains information regarding Procyon's equity compensation plan as of June 30, 2003. The only equity compensation plan maintained by Procyon is the company's Omnibus Stock Option plan (the "Option
Plan"). The Option Plan was approved by the shareholders of Procyon in 1998.




Plan Category                 Number of Securities          Weighted-average            Number of securities
                              to be issued upon             exercise price of           remaining available for
                              exercise of                   outstanding options,        future issuance under
                              outstanding options,          warrants and rights         equity compensation
                              warrants and rights                                       plans (excluding
                                                                                        securities reflected in
                                                                                        column (a))
                                   ( a )                          ( b )
                                                                                                 ( c )
Equity compensation
plans approved by                300,000*                         $0.20                         603,500*
security holders


Equity compensation
plans not approved by                0                              0                              0
security holders
                              --------------------           ----------------            ---------------------
Total                             300,000                         $0.20                         603,500
                              ====================           ================            =====================

                                                      -9-

     * 96,500 options were issued and exercised during fiscal 2003 and are no longer outstanding.

1. The total number of securities to be issued upon exercise of outstanding options, warrants and rights consists of options for the purchase of Procyon common stock issued pursuant to the Option Plan to employees, officers, directors and consultants. The total number of securities to be issued upon exercise of the options is stated, regardless of whether the options are currently vested.

2. The outstanding options issued under the Option Plan range in exercise price from $0.15 to $0.25 per share.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

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

     The Company's business in general is subject to certain risks including but not limited to the following, availability to produce or obtain, or have to pay excessive prices for, the raw materials it needs, the Company may not be able to use its tax loss carry forwards before they expire, that the Company' s outsourced manufacturing facilities may be inadequate to meet demand, that competitive pressures may require the Company to lower prices of its products, that new products may not receive required approvals by government agencies, and that the Company may not be able to obtain financing when needed.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     The Company's condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which require the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosures. A summary of those significant accounting policies can be found in the Notes to the Consolidated Financial Statements included in this annual report. The estimates used by management are based upon the Company's historical experiences combined with management's understanding of current facts and circumstances. Certain of the Company's accounting policies are considered critical as they are both important to the portrayal of the Company's financial condition and the results of its operations and require significant or complex judgments on the part of management. Management believes that the following represent the critical accounting policies of the Company: advertising and marketing, and stock based compensation.

Advertising and Marketing

     Currently most of the Company's advertising is direct response. The Company recognizes expenses from direct response advertising as incurred because insufficient historical data exists. Sirius's management feels additional historical data is necessary to consider changing this policy. Amerx's management feels this policy may never change due to the nature of the customer base and the product lines currently sold.

Stock Based Compensation

     Statement of Financial Accounting Standard ("SFAS") No 123, defines the fair-value based method of accounting for stock-based employee compensation plans and transactions in which an entity issues its equity instruments to acquire goods or services from non-employees. SFAS No 123 encourages but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. We have chosen to account for employee stock-based compensation plans using the intrinsic-value method prescribed in Accounting Principles Board Opinion No. 25. Accordingly, employee compensation cost for stock is measured as the excess, if any, of the estimated fair value of our stock at the date of the grant over the amount an employee must pay to acquire the stock.

General

     The continuing operations and revenues of the Company consist of the operations of and revenues generated by Amerx and Sirius, the Company's two wholly owned subsidiaries. Amerx's wound care and skin care products, marketed under the trademark AmeriGel(R) , are formulated to enhance the quality of skin and wound care and to lower the treatment cost of those who suffer from wound and skin care problems. Sirius markets and distributes diabetic supplies via mail order.

     Amerx markets AmeriGel(R) products to institutional customers such as nursing homes, hospitals and home health agencies and to retail customers. Institutional sales are made either directly to the end user or through medical supply distributors. Many institutional customers will not purchase directly from the manufacturer; they will purchase products only through a national distributor who warehouses the products and supplies the products directly to the customer. Accordingly, the Company's products must be in the distributor's warehouse in order for the Company to compete with other manufacturers. Amerx reaches the retail consumer primarily through distributors, but in some cases, through direct sales to a retail store chain. Amerx's skin care products were being distributed to institutions and to retail stores through McKesson Drug, AmeriSource/Bergen Brunswig, Cardinal Health, Bindley Western Drug and a number of smaller local and regional distributors.

Future Developments

     Amerx will continue to seek further penetration of the podiatric market through its' participation in industry trade shows, advertisements in trade journals, development of additional distributor relationships, opening new geographical territories (including foreign markets), and coordinating with physicians and educational institutions to provide training to the wound care professional. Amerx management seeks to develop new products for this market as a need becomes evident through its association with health care professionals.

     Amerx intends to pursue potential product developments in other medical disciplines including dermatology, veterinary care and other wound care applications. Preliminary investigations of these aforementioned markets are ongoing. Management will pursue increased marketing efforts in the institutional wound care market as a result of the Amerigel Hydrogel Wound Dressing being granted a Medicare HCPCS Reimbursement Code.

     Sirius will aggressively attempt to add to its current customer base through the use of advertising, direct physician contact, referrals and possible acquisition of similar business entities. Product lines will be increased as customer needs dictate and economics allow.

Results of Operations

     Comparison of Fiscal 2003 & 2002. Net sales during fiscal 2003 were approximately $1,646,000 as compared to approximately $1,358,000 in fiscal 2002, an increase of approximately $288,000, or 21%. Management believes that this increase is attributable to its continuing marketing efforts, and growth of its customer base. Sales growth in Sirius and Amerx was 86%, and 13% respectively over the previous year. Sirius customer base doubled over the fiscal 2003 period, while Amerx shifted it resources away from the direct response retail market to pursue the physician market. Amerx is having success in this new market and hopes to capture more of the physician market in fiscal 2004.

     Cost of sales increased, to approximately $364,000 in fiscal 2003 as compared to approximately $263,000 in fiscal 2002. Cost of sales rose approximately 3% over the previous year relative to sales. This increase is primarily attributable to Sirius's increase in sales with less gross profit margin involved in its product sales. However, Sirius hopes to start realizing better volume discounts in fiscal 2004. Amerx's costs have remained consistent over the past year with only a slight increase in some of its raw materials and packaging.



     Gross profit increased to approximately $1,282,000 during fiscal 2003 as compared to approximately $1,096,000 during fiscal 2002, an increase of about $186,000, or 17%. As a percentage of sales, gross profit was 78% in fiscal 2003, as compared to 81% in fiscal 2002.

     Operating expenses during fiscal 2003 were approximately $1,208,000, consisting of approximately $560,000 in salaries and benefits, $648,000 in selling, general and administrative expenses. This represents an increase in expenses of approximately $11,000 as compared to expenses in fiscal 2002. Expenses in fiscal 2002 consisted of $457,000 in salaries and benefits, and $740,000 in selling, general and administrative expenses. During fiscal 2003, the substantial increase in salaries and benefits was caused primarily by the Company's shift toward commission based, compensation as well as the restocking of the employee base that was depleted due to economic conditions caused by the events of September 11, 2001. Selling, general and administrative expenses were reduced in large part as Amerx moved away from the retail side of marketing and the high cost of advertising associated with it. As a percentage of net sales, operating expenses during fiscal 2003 decreased to 73%, as compared to 88% during fiscal 2002, as net sales increased $288,000 for the year on only an $11,000 increase in expenses.

     Profit from operations increased to approximately $73,000 in 2003, as compared to a loss from operations of approximately $101,000 in fiscal 2002. Net Profit (after dividend requirements for Preferred Shares) was approximately $38,000 during fiscal 2003, compared to a net loss of approximately $167,000 during fiscal 2002.

     As of June 30, 2003, the Company had a deferred tax asset of approximately $988,000, consisting primarily of the tax benefit of net operating loss carryforward. The Company recorded a valuation allowance equal to 100 percent of the deferred tax asset, as the Company determined that it was more likely than not the deferred tax asset will be realized. The valuation allowance decreased approximately $416,000 from fiscal 2002 to 2003.

Liquidity and Capital Resources

     Historically, the Company has financed its operations through a combination of revenues from operations, shareholder loans, and the public sales of equity. As of June 30, 2003, the Company's principal sources of liquidity included inventories of approximately $97,000, and net accounts receivable of approximately $148,000. The Company had negative working capital of approximately $268,000 and long- term debt of approximately $21,000 at June 30, 2003.

     Operating activities used cash of approximately $37,000 during fiscal 2003 and approximately $217,000 during fiscal 2002, consisting primarily of an increase in receivables of approximately $50,000 and net losses of $138,000, respectively. Cash used in investing activities during fiscal 2003 and 2002 was approximately $1,000 and $7,000, respectively. Cash provided by financing activities during fiscal 2003 and 2002 was approximately $80,000 and $205,000, respectively.

     During fiscal 2003, holders of 57,500 shares of Preferred Stock converted their shares to Common Stock.


Commitments of Capital Expenditures

     At June 30, 2003 the Company had commitments for capital expenditures of $19,000 related to office equipment, as well as a commitment to purchase new equipment for Amerx's product manufacturing needs for approximately $16,000.

ITEM 7.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Consolidated financial statements as of June 30, 2003, and 2002 were audited by Ferlita, Walsh & Gonzalez P.A., the Company's independent auditors, as indicated in their report included appearing at page F-1.

                          INDEX TO FINANCIAL STATEMENTS
                             -----------------------
                                                                            Page

Report of Independent Certified Public Accountants.......................... F-1

Consolidated Balance Sheet June 30, 2003.................................... F-2

Consolidated Statements of Operations For the Years
 Ended June 30, 2003 and 2002............................................... F-3

Consolidated Statements of Stockholders' Deficiency For the Years
 Ended June 30, 2003 and 2002............................................... F-4

Consolidated Statements of Cash Flows For the Years Ended
 June 30, 2003 and 2002..................................................... F-5

Notes to Consolidated Financial Statements.................................. F-6



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

ITEM 8A.          CONTROLS AND PROCEDURES.

     Management of the Company, with the participation of the Chief Executive Officer and the Chief Financial Officer, has conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based on that evaluation, management, including the Chief Executive Officer and Chief Financial Officer, has concluded that, as of the date of this report, the Company's disclosure controls and procedures were effective in ensuring that all material information relating to the Company required to be disclosed in this report has been made known to management in a timely manner and ensuring that this information is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and regulations.

     During the last quarter of fiscal 2003, the Company did not institute any significant changes in its internal control over financial reporting that materially affected or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART III

     Certain information required by Part III is omitted from this Report and is incorporated by reference to information contained in the Company's proxy statement pursuant to Regulation 14A (the "Proxy Statement") to be filed not later than 120 days after the end of the fiscal year covered by this report. Only those sections of the Proxy Statement that specifically address the items set forth herein are incorporated by reference.

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
          PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT OF THE REGISTRANT.

     The information required by this Item is incorporated by reference to the information contained in the "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" sections of the Company's Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the end of fiscal year ended June 30, 2003.

ITEM 10.  EXECUTIVE COMPENSATION.

     The information required by this Item is incorporated by reference to the information contained in the "Executive Compensation" section of the Company's Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the end of fiscal year ended June 30, 2003.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT.

     The information required by this Item is incorporated by reference to the information contained in the "Security Ownership of Certain Beneficial Owners and Management: section of the Company's Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the end of fiscal year ended June 30, 2003.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required by this Item is incorporated by reference to the information contained in the "Certain Relationships And Related Transactions" section of the Company's Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the end of fiscal year ended June 30, 2003.


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)Exhibits

     1. The financial statements filed herewith are listed in the Index to Financial Statements included in Item 7.

     Exhibit No.    Document

     *   3.1        Articles of Incorporation

     +   3.1.1      Articles of Amendment to Articles of Incorporation

     *   3.2        Bylaws

     +   4.1        Designation of Series A Preferred Stock

     +   10.4       Loan and Security Agreement, dated as of January 1, 1995, by and between the Company and Amerx Health Care Corp., including Promissory Notes issued there under.

     o   10.4       Agreement and Plan of Exchange, dated January 31, 1996, by and between the Company and Amerx.

     x   31.1       Certification of John C. Anderson pursuant to Exchange Act
                    Rule 13a- 14(a)/15d-14(a)

     x   32.1       Certification Pursuant to 18 U.S.C.ss.1350, as Adopted
                    Pursuant to Section906 of the Sarbanes-Oxley Act Of 2002

     * Incorporated by reference to the Company's Registration Statement on Form S-1, S.E.C. File No. 33-13273.

     + Incorporated by reference to the Company's Form 10-KSB for the fiscal year ended June 30, 1995.

     o Incorporated by reference to the Company's Form 8-K filed on or about February 2, 1996.

     x    Filed herewith.

(b) Reports on Form 8-K

     None.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

     Audit Fees. In fiscal 2002, the Company paid to its independent accountants $20,272 in fees related directly to the audit and review of the Company's financial statements. In fiscal 2003, the Company paid to its independent accountants $32,157 in fees related directly to the audit and review of the Company's financial statements.

     Tax Fees: In fiscal 2002, the Company paid to its independent accountants $1,000 in fees related directly to tax preparations. In fiscal 2003, the Company paid to its independent accountants $1,000 in fees related directly to tax preparations.



     All Other Fees: In fiscal 2002, the Company paid to its independent accountants $750 in fees, the majority of these fees were related to research on possible acquisitions. The Company's independent accountants performed no other services for the Company during fiscal 2003 other than the audit services described above.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

                                            PROCYON CORPORATION

                                            By:  /s/  John C. Anderson
                                               -------------------------------
                                                      John C. Anderson,
                                                      President and acting
                                                      Principal Executive,
                                                      Financial and Accounting
                                                      Officer

Date: September 24, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the registrant and in the capacities and on the dates indicated have signed this report below.

Signature                                 Title                         Date
---------                                 -----                         ----

/s/  John C. Anderson             President and Acting                 9/25/03
-----------------------------     Principal Executive, Financial
     John C. Anderson             and Accounting Officer


/s/  Chester L. Wallack           Director                             9/25/03
-----------------------------
     Chester L. Wallack


/s/  Fred W. Suggs, Jr.           Director                             9/26/03
-----------------------------
     Fred W. Suggs, Jr.


/s/  Alan B. Crane                Director                             9/26/03
-----------------------------
     Alan B. Crane


/s/  Richard T. Thompson          Director                             9/26/03
-----------------------------
Richard T. Thompson


/s/  Jeffery S. Slowgrove         Director                             9/28/03
-----------------------------
     Jeffery S. Slowgrove

                                 EXHIBIT INDEX



Exhibit No.         Document                                           Item No.


*   3.1             Articles of Incorporation                               3

+   3.1.1           Articles of Amendment to Articles of Incorporation      3

*   3.2             Bylaws                                                  3

+   4.1             Designation of Series A Preferred Stock                 4

+   10.4            Loan and Security Agreement, dated as of
                    January 1, 1995, by and between the Company and
                    Amerx Health Care Corp., including Promissory Notes
                    issued there under.                                     10

o   10.4            Agreement and Plan of Exchange, dated January 31,
                    1996, by and between the Company and Amerx.

x   31.1            Certification of John C. Anderson pursuant to
                    Exchange Act Rule 13a- 14(a)/15d-14(a)

x 32.1 Certification Pursuant to 18 U.S.C.ss.1350, as Adopted Pursuant to Section 906 of the
                    Sarbanes-Oxley Act Of 2002

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

                       Years Ended June 30, 2003 and 2002

TABLE OF CONTENTS



                                                                        Page No.


REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS........................F-1



FINANCIAL STATEMENTS


  Consolidated Balance Sheet..............................................F-2

  Consolidated Statements of Operations...................................F-3

  Consolidated Statements of Stockholders' Deficiency.....................F-4

  Consolidated Statements of Cash Flows...................................F-5

  Notes to Financial Statements...........................................F-6

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Board of Directors
Procyon Corporation and Subsidiaries
Clearwater, Florida


We have audited the accompanying consolidated balance sheet of Procyon Corporation and Subsidiaries as of June 30, 2003 and the related statements of operations, stockholders' deficiency, and cash flows for the years ended June 30, 2003 and 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Procyon Corporation and Subsidiaries as of June 30, 2003 and the results of its operations and its cash flows for the years ended June 30, 2003 and 2002, in conformity with accounting principles generally accepted in the United States of America.




/s/  FERLITA, WALSH & GONZALEZ, P.A.
------------------------------------
     FERLITA, WALSH & GONZALEZ, P.A.



Certified Public Accountants
Tampa, Florida

August 11, 2003

PROCYON CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
June 30, 2003


ASSETS

CURRENT ASSETS
  Cash                                                              $    41,549
  Accounts receivable, less allowance
    of $20,500 for doubtful accounts                                    148,052
  Prepaid expenses                                                       28,265
  Inventories                                                            96,522
                                                                    -----------

                                  TOTAL CURRENT ASSETS                  314,388

PROPERTY AND EQUIPMENT
  Office equipment                                                       85,884
  Furniture and fixtures                                                 15,164
  Production equipment                                                   14,236
                                                                    -----------
                                                                        115,284
  Accumulated depreciation                                              (66,155)
                                                                    -----------

                                                                         49,129

OTHER ASSETS
Deposits                                                                    844
  Certificates of deposit, restricted                                    17,114
                                                                    -----------
                                                                         17,958
                                                                    -----------

                                                                    $   381,475
                                                                    ===========

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
  Current portion of long-term note payable to stockholder                6,319
  Current portion of capital lease obligations                            8,202
  Accounts payable                                                      208,111
  Accrued expenses                                                       67,402
  Note payable to stockholder                                           291,488
                                                                    -----------

                                  TOTAL CURRENT LIABILITIES             581,522

LONG-TERM DEBT
  Note payable to stockholder                                             9,920
  Capital lease obligations                                              10,931
                                                                    -----------
                                                                         20,851


STOCKHOLDERS' DEFICIENCY
  Preferred stock, 496,000,000 shares authorized;
    none issued                                                            --
  Series A cumulative convertible preferred stock,
    no par value; 4,000,000 shares authorized;
    231,100 shares issued and outstanding                               186,950
  Common stock, no par value, 80,000,000 shares
    authorized; 8,020,388 shares issued and outstanding               4,384,676
  Paid-in capital                                                         6,000
  Accumulated deficit                                                (4,798,524)
                                                                    -----------

                                                                       (220,898)
                                                                    -----------

                                                                    $   381,475
                                                                    ===========


The accompanying notes are an integral part of these financial statements.



PROCYON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended June 30, 2003 and 2002

                                                           2003          2002
                                                       -----------    -----------
NET SALES                                              $ 1,645,759    $ 1,358,278

COST OF SALES                                              363,819        262,639
                                                       -----------    -----------

GROSS PROFIT                                             1,281,940      1,095,639

OPERATING EXPENSES
  Salaries and benefits                                    560,073        456,720
  Selling, general and administrat                         648,409        740,294
                                                       -----------    -----------
                                                         1,208,482      1,197,014
                                                       -----------    -----------

INCOME (LOSS) FROM OPERATIONS                               73,458       (101,375)

OTHER INCOME (EXPENSE)
  Other income                                                  80            446
  Interest income                                              426            580
  Interest expense                                         (41,958)       (37,562)
                                                       -----------    -----------
                                                           (41,452)       (36,536)
                                                       -----------    -----------

INCOME (LOSS) BEFORE INCOME TAXES                           32,006       (137,911)

INCOME TAX EXPENSE
  Before loss carryforwards                                  8,238           --
  Current benefit of loss carryforwards                     (8,238)          --
                                                       -----------    -----------
                                                              --             --
                                                       -----------    -----------

NET INCOME (LOSS)                                           32,006       (137,911)

Dividend requirements on preferred stock                     6,140        (28,860)
                                                       -----------    -----------
Income (loss) applicable to common stock                    38,146    $  (166,771)
                                                       ===========    ===========
Basic and diluted net income (loss) per common share   $      --      $     (0.02)
                                                       ===========    ===========
Weighted average number of common
  shares outstanding, basic and diluted                  7,907,647      7,815,973
                                                       ===========    ===========


The accompanying notes are an integral part of these financial statements.

                                       F-3



PROCYON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
Years Ended June 30, 2003 and 2002

                                          Preferred Stock              Common Stock
                                      ------------------------    -----------------------    Paid-in    Accumulated
                                        Shares        Amount        Shares       Amount      Capital      Deficit        Total
                                      ----------    ----------    ----------   ----------   ----------   ----------    ----------
Balance, June 30, 2001                   288,600    $  244,450     7,840,338   $4,262,414   $     --     $ (4,692,619)$  (185,755)

  Net loss                                  --            --            --           --           --       (137,911)     (137,911)
                                      ----------    ----------    ----------   ----------   ----------   ----------    ----------

Balance, June 30, 2002                   288,600       244,450     7,840,338    4,262,414         --     (4,830,530)     (323,666)

  Stock options issued for services         --            --            --           --          6,000         --           6,000

  Conversion of preferred stock to
    common stock                         (57,500)      (57,500)       57,500       57,500         --           --            --

  Common stock issued for services          --            --          26,050        6,862         --           --           6,862

  Stock options exercised                   --            --          96,500       57,900         --           --          57,900

  Net income                                --            --            --           --           --         32,006        32,006
                                      ----------    ----------    ----------   ----------   ----------   ----------    ----------

Balance, June 30, 2003                   231,100    $  186,950     8,020,388   $4,384,676   $    6,000  $(4,798,524)  $  (220,898)
                                      ==========    ==========    ==========   ==========   ==========   ==========    ==========


The accompanying notes are an integral part of these financial statements.

                                                                F-4



PROCYON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended June 30, 2003 and 2002


                                                                           2,003        2,002
                                                                         ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                      $  32,006    $(137,911)
  Adjustments to reconcile net income (loss) to
    net cash used by operating activities:

    Depreciation                                                            15,984       13,170
    Allowance for doubtful accounts                                         12,000        8,000
    Write off of uncollectible accounts                                     21,215        1,712
    Accrued interest on certificate of deposit                                   0          459
    Common stock issued for services                                         6,862            0
    Stock options issued for services                                        6,000            0
    Decrease (increase) in:
      Accounts receivable                                                  (71,282)     (49,882)
      Inventory                                                            (39,219)     (12,570)
      Prepaid expenses                                                       7,019      (16,141)
      Other assets                                                               0          676
    Increase (decrease) in:
      Excess of checks issued over bank balance                            (24,168)      24,168
      Accounts payable                                                     (41,259)     (21,124)
      Accrued expenses                                                      37,628      (27,868)
                                                                         ---------    ---------
                                                     NET CASH USED BY
                                                 OPERATING ACTIVITIES      (37,214)    (217,311)


CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from disposition of property and equipment                            0        1,982
  Purchase of property and equipment                                        (1,222)      (8,994)
                                                                         ---------    ---------
                                                     NET CASH USED BY
                                                 INVESTING ACTIVITIES       (1,222)      (7,012)


CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from stockholder loan                                            33,000      183,487
  Payments of capital lease obligations                                     (5,416)        --
  Proceeds from long-term debt                                                --         25,000
  Repayment of long-term debt                                               (5,499)      (3,263)
  Proceeds from issuance of common stock                                    57,900         --
                                                                         ---------    ---------
                                                 NET CASH PROVIDED BY
                                                 FINANCING ACTIVITIES       79,985      205,224
                                                                         ---------    ---------

                                                 NET CHANGE IN CASH         41,549      (19,099)

CASH AT BEGINNING OF PERIOD                                                   --         19,099

                                                 CASH AT END OF PERIOD   $  41,549    $    --
                                                                         =========    =========

SUPPLEMENTAL DISCLOSURES

Taxes Paid                                                               $    --      $    --
Interest Paid                                                            $  41,958    $  37,562

NONCASH TRANSACTIONS DISCLOSURE:
Conversion of Series A cumulative convertible
  preferred stock to common stock                                        $  57,500    $    --
Common stock issued for services                                         $   6,862    $    --
Stock options issued for services                                        $   6,000    $    --
Purchase of property and equipment under
  capital lease obligations                                              $  24,549    $    --


The accompanying notes are an integral part of these financial statements.

                                       F-5

PROCYON CORPORATION AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Activity
-----------------

Procyon Corporation has two wholly-owned subsidiaries, Amerx Health Care Corp. (Amerx) and Sirius Medical Supplies, Inc. (Sirius). Amerx manufactures and markets wound and skin care products in the United States whereas Sirius markets diabetic supplies primarily to Medicare patients in the United States.

Principles of Consolidation
---------------------------

The consolidated financial statements include the accounts of Procyon Corporation and its wholly-owned subsidiaries, Amerx and Sirius. All material intercompany accounts and transactions are eliminated.

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

Revenue Recognition
-------------------

Revenue is recognized upon the shipment of goods to customers and when title passes to the customers. The Company does not have a written return policy with its customers. Each return request is reviewed by management for approval.

Inventories
-----------

Inventories are valued at the lower of weighted average cost or market determined by the first-in, first-out method.

Property and Equipment
----------------------

Property and equipment are stated at cost. Depreciation is computed on a straight-line basis over the estimated useful life of 5 years. Leased equipment are recorded at their fair market value at the beginning of the lease term and are depreciated over the life of the equipment. Depreciation on leased equipment is included in depreciation expense.

Cash and Cash Equivalents
-------------------------

For the purpose of the Statements of Cash Flows, the Company considers cash-on-hand, demand deposits in banks and highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

The Company has classified the certificates of deposits as restricted assets. These certificates of deposits are collateral on a letter of credit issued at the request of a vendor and therefore are not available for operations.

Concentrations of Credit Risk
-----------------------------

Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents. The Company maintains its cash and cash equivalents in one financial institution. The Federal Deposit Insurance Corporation (FDIC) insures cash and cash equivalents deposited at a financial institution for up to $100,000. The Company did not have any uninsured cash and cash equivalents at June 30, 2003.

Amerx grants credit to customers most of whom are national pharmaceutical companies, nationwide drug stores and physicians. Amerx wholesales its products to national pharmaceutical companies and nationwide drug stores at a sales term of 2/10, net 30. Amerx does not have a written return policy with these customers. Each return request is reviewed by management for approval. Sales to physicians and patients are at retail and standard payment term is 30 days.

PROCYON CORPORATION AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS

Sirius grants credit to physicians and patients who are eligible for Medicare coverage. Sales are at standard payment term of 30 days.

Management deems that an allowance for doubtful accounts of $20,500 is adequate based upon its review of its receivables and its collection experience.

Shipping and Handling Costs
---------------------------

Shipping and handling costs incurred were approximately $66,000 and $78,000 for the years ended June 30, 2003 and 2002, respectively, and were included in selling, general and administrative expenses.

Advertising and Marketing
-------------------------

In accordance with Statement of Position 93-7, "Reporting on Advertising Costs", advertising costs are to be expensed except for direct-response advertising (1) whose primary purpose is to elicit sales to customers who could be shown to have responded specifically to the advertising and (2) that results in probable future economic benefits. In order to determine whether such advertisements generate probable future economic benefits, the Company must establish historical patterns of responses to the direct-response advertising. Management believes that there is insufficient history to evaluate the future economic benefits from direct-response advertising. Therefore, all advertising costs incurred are expensed. During the years ended June 30, 2003 and 2002, approximately $288,000 and $367,000, respectively, of advertising and marketing costs were included in selling, general and administrative expenses.

Income Taxes
------------

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). SFAS 109 requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statement and the tax basis of assets and liabilities using enacted tax provisions currently in effect and rates applicable to the periods in which the differences are expected to affect taxable income.

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

Stock Based Compensation
------------------------

In December 1998, the Company adopted a 1998 Omnibus Stock Option Plan that provides for the granting of equity- based incentive and other awards to employees and directors of the Company, its subsidiaries and selected consultants. The Plan is administered by the Compensation Committee of the Board of Directors. Any employee, directors who are not employees of the Corporation or a subsidiary, and consultants who are not employees or directors of the Corporation are eligible to participate in the Plan. The maximum number of shares of common stock issuable on exercise of options or other awards granted under the Plan is 1,000,000. Non-qualified options granted must have an exercise price not less than 85% of the fair market value of the underlying shares of common stock. Incentive options must have an exercise price not less than 100% of the fair market value of the underlying shares of common stock. The term of the options cannot be more than ten years. Awards may be granted in the form of restricted stock. Awards can also be granted in

PROCYON CORPORATION AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS

the form of stock appreciation rights. A stock appreciation right entitles the participant to receive from the Company an amount equal to the positive difference between the fair market value of common stock on the date of exercise of the stock appreciation right and the grant price. No stock appreciation rights have been issued to date pending a resolution by the Board of Directors on earning requirements.

Additional information with respect to the Plan's stock option activity is as follows:


                                                               Weighted
                                             Number of         Average
                                               Shares       Exercise Price
                                            ------------   ----------------
Outstanding at June 30, 2001                     300,000        $0.20
 Granted                                         -
 Exercised                                       -
 Cancelled                                       -
                                            ------------
Outstanding at June 30, 2002                     300,000        $0.20
 Granted                                         275,000         0.87
 Exercised                                       (96,500)        0.60
 Expired                                        (178,500)        1.02
                                            ------------
Outstanding at June 30, 2003                     300,000        $0.20
                                            ============        =====

Options exercisable at June 30, 2002             300,000        $0.20
                                            ============        =====

Options exercisable at June 30, 2003             300,000        $0.20
                                            ============        =====

The following table summarizes information about stock options outstanding at June 30, 2003:


                                   Stock Options Outstanding
                  -----------------------------------------------------------
                                       Weighted Average
                       Number of           Remaining             Weighted
     Range of            Shares        Contractual Life          Average
 Exercise Prices      Outstanding          In Years           Exercise Price
------------------   --------------  ---------------------   ----------------
  $0.15 - $0.20              65,000          7.39                 $0.16

  $0.20 - $0.25             235,000          6.51                 $0.21
                     --------------
                            300,000          6.70                 $0.20
                     ==============          ====                 =====

The Company has elected to follow APB Opinion No. 25 "Accounting for Stock Issued to Employees" in accounting for its employee stock options and has adopted the disclosure provisions of Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure, an amendment of FASB Statement No. 123." Under APB No. 25, when the exercise price of the employee stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense is recognized. Accordingly, no compensation expense has been recognized in the consolidated financial statements in connection with employee stock option grants.

The following table illustrates the effect on net income (loss) and earnings
(loss) per share had the Company applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation.

                                                           2003         2002
                                                        ----------   ----------
Net income (loss) applicable to common stock:
  As reported                                           $   32,006   $ (137,911)
  Pro forma adjustment for compensation                       -            -
                                                        ----------   ----------
  Pro forma                                             $   32,006   $ (137,911)
                                                        ==========   ==========

Basic and diluted income (loss) per common share:
  As reported                                           $     -      $    (0.40)
  Pro forma                                             $     -      $    (0.40)

PROCYON CORPORATION AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS


There were no options issued during fiscal year ended June 30, 2002. Th weighted average estimated fair value of stock options granted during the year ended June 30, 2003 was $0.52. These amounts were determined using the Black-Scholes option-pricing model, which values options based on the stock price at the grant date, the expected dividend payments, and the risk-free interest rate over the life of the option. The assumptions used in the Black-Scholes model were as follows for stock options granted in the years ended June 30:


                                             2003        2002
                                          ----------  ----------
Risk-free interest rate                      1.09%
Expected volatility of common stock        513.04%    There were no options
Dividend yield                                  0%    granted during this
Expected life of options                   < 1 year   fiscal year.

The Black-Scholes option valuation model was developed for estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Because option valuation models require the use of subjective assumptions, changes in these assumptions can materially affect the fair value of the options. The Company's options do not have the characteristics of traded options, therefore, the option valuation models do not necessarily provide a reliable measure of the fair value of its options.

Equity instruments issued to non-employees in exchange for goods, fees and services are accounted for under the fair value-based method of SFAS No. 123.

NOTE B - GOING CONCERN

As reflected in the accompanying financial statements, the Company has a deficit in stockholders' equity of $220,898 at June 30, 2003. The Company has net income of $32,006 for the fiscal year ended June 30, 2003 and incurred a net loss of $137,911 for the year ended June 30, 2002. In addition, net cash used in operations was $37,214 and $217,311 for the years ended June 30, 2003 and 2002, respectively. Such operating cash deficiencies have been funded through the Company's line of credit with its major shareholder.

The ability of the Company to continue as a going concern is dependent upon the availability of funds through its majority stockholder and its ability to generate sales to cover its operating costs. The Company has not borrowed funds from its majority stockholder since the last quarter of the fiscal year ended June 30, 2003 and has been able to cover its operating costs with sufficient revenues. Sales for the two months subsequent to fiscal year ended June 30, 2003 were also sufficient to cover its operating costs. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE C - INVENTORIES

Inventories consisted of the following:


                        Finished Goods        $   32,262
                        Raw Materials             64,260
                                              ----------
                                              $   96,522
                                              ==========

NOTE D - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:


                                        Owned      Leased        Total
                                     ----------  ----------   -----------
Office equipment                     $   60,519  $   25,365   $   85,884
Furniture and fixtures                   15,164      -            15,164
Production equipment                     14,236      -            14,236
                                     ----------  ----------   -----------
                                         89,919      25,365      115,284
Less accumulated depreciation           (61,633)     (4,522)     (66,155)
                                     ----------  ----------   -----------
                                     $   28,286  $   20,843   $   49,129
                                     ==========  ==========   ===========

PROCYON CORPORATION AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS


NOTE E - RELATED PARTY TRANSACTIONS

The majority shareholder and President of the Company has a $300,000, due-on-demand line of credit with a financial institution, collateralized by his personal residence. The line of credit is renewed annually. The majority shareholder of the Company extended the line of credit to the Company in the form of a note payable at 8% interest per annum. The note payable is due on demand from the majority shareholder. At June 30, 2003, the majority shareholder was owed $291,488 on the note. Interest expense for the years ended June 30, 2003 and 2002 were $14,133 and $10,970, respectively.

The Company has an unsecured note payable with one of its officers. The note calls for monthly payments to the officer of approximately $683 at an interest rate of 14% per annum. At June 30, 2003, the balance of the note was $16,239. Interest expense for the years ended June 30, 2003 and 2002 were $2,635 and $2,456 respectively. See NOTE G - LONG-TERM DEBT for additional disclosure.

NOTE F - COMMITMENTS AND CONTINGENCIES

Leases
------

The Company leases certain equipment under various capital and operating leases expiring through year 2008. Certain capital leases contain bargain purchase options at the end of the lease terms. The minimum lease payments due under the lease agreements for fiscal years ended June 30 is as follow:


                          2004            $  17,738
                          2005               15,885
                          2006                9,356
                          2007                1,515
                   2008 and thereafter          379
                                          ---------
                                          $  44,873
                                          =========


The Company also leases its warehouse and office on a month-to-month basis. Rent expense for the years ended June 30, 2003 and 2002, was approximately $50,000 and $48,000, respectively.

Purchase Commitments
--------------------

Sirius entered into a two-year contract with one of its suppliers in May 2002 to purchase a minimum quantity of various diabetic supplies at a discounted price and to maintain its shared market level. In accordance with the terms of the contract, Sirius could be charged back the discount if Sirius did not purchase the committed minimum quantity or maintain the required market share level in the given contract year. For the year ended June 30, 2003, Sirius was informed by the supplier that it did not meet the minimum purchase quantity and therefore may be charged back the difference which approximates $3,200. The supplier offered to either waive the charge back on the current contract or enter into a new contract with Sirius which will require Sirius to pay the charge back and commit to a higher minimum purchase quantity at a much reduced price. Management believes either option will not adversely affect the Company and is currently considering these two options.

In June 2003, Amerx entered into an agreement to purchase manufacturing equipment at a cost of $16,000. A $4,000 deposit, which is reflected in the accompanying financial statements as a prepaid expense, was paid upon the signing of the contract and the remaining balance is payable in equal installments 30, 60 and 90 days from such date. Title to the equipment will pass to Amerx upon full payment of the contract price.

Open Letter of Credit
---------------------

The Company has letter of credit of $17,000 outstanding at June 30, 2003. The letter of credit is maintained as collateral on the certificates of deposits. The letter of credit was issued at the request of a vendor.

PROCYON CORPORATION AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS

NOTE G - LONG-TERM DEBT

Long-term debt consists of a note payable to one of the Company's officers. The note calls for monthly payments of approximately $683 at an interest rate of 14% per annum. Maturities of long-term debt for the years ending June 30 are as follows:


                        2004              $    6,319
                        2005                   7,264
                        2006                   2,656
                                          ----------
                                              16,239
                Less: current portion         (6,319)
                                           ----------
                                          $    9,920
                                          ==========

The Company leases certain equipment under various capital leases expiring through year 2006. Certain capital leases contain bargain purchase options at the end of the lease terms. The minimum lease payment due under the lease agreements for fiscal years ended June 30 is as follow:


           2004                                       $   11,213
           2005                                            9,350
           2006                                            2,820
                                                      ----------
           Total minimum lease payments                   23,383
           Less: amount representing interest             (4,250)
                                                      ----------
           Total obligations under capital leases         19,133
           Less: current portion                          (8,202)
                                                      $   10,931
                                                      ==========

NOTE H - STOCKHOLDERS' DEFICIENCY

During January 1995, the Company's Board of Directors authorized the issuance of up to 4,000,000 shares of Series A Cumulative Convertible Preferred Stock. The preferred stockholders are entitled to receive, if declared by the board of directors, quarterly dividends at an annual rate of $.10 per share of Series A Cumulative Convertible Preferred Stock per annum. Dividends accrue without interest and are cumulative from the date of issuance of the Series A Cumulative Convertible Preferred Stock and are payable quarterly in arrears in cash or publicly traded common stock when and if declared by the board of directors. As of June 30, 2003, no dividends have been declared. Dividends in arrears on the outstanding preferred shares total $141,511 or approximately $0.61 per share as of June 30, 2003. The preferred stockholders have the right to convert each share of Series A Cumulative Convertible Preferred Stock into one share of the Company's common stock at any time without additional consideration. Each share of Series A Cumulative Convertible Preferred Stock is subject to mandatory conversion into one share of common stock of the Company, effective as of the close of a public offering of the Company's common stock provided, however, that the offering must provide a minimum of $1 million in gross proceeds to the Company and the initial offering price of such common stock must be at least $1 per share. In addition to the rights described above, the holders of the Series A Cumulative Convertible Preferred Stock have voting rights equal to the common stockholders based upon the number of shares of common stock into which the Series A Cumulative Convertible Preferred Stock is convertible. The Company is obligated to reserve an adequate number of shares of its common stock to satisfy the conversion of all of the outstanding Series A Cumulative Convertible Preferred Stock.

PROCYON CORPORATION AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS

NOTE I - EARNINGS (LOSS) PER SHARE

As required by FASB Statement No. 128, the following table sets forth the computation of basic and diluted earnings (loss) per share:


                                                        Years Ended June 30,
                                                     --------------------------
                                                        2003           2002
                                                     -----------    -----------
Numerator:
----------
Net income (loss)                                    $    32,006    $  (137,911)
Adjustment for basic earnings per share
 Dividend requirements on preferred stock                  6,140        (28,860)
                                                     -----------    -----------
Numerator for basic earnings per share-
 Net income (loss) available to common
stockholders                                         $    38,146    $  (166,771)

Effect of dilutive securities
Numerator for diluted earnings per share-
 Net income (loss) available to common
 stockholder                                         $    38,146    $  (166,771)
                                                     ===========    ===========

Denominator:
------------
Denominator for basic earnings per share-
 Weighted-average common shares                        7,907,647      7,815,973
Effect of dilutive securities
Stock options                                               --             --
Dilutive potential common shares                            --             --
                                                     -----------    -----------
Denominator for dilutive earnings per share-
 Adjusted weighted-average shares and
 assumed conversions                                   7,907,647      7,815,973
                                                     ===========    ===========

Basic and diluted income (loss) per share            $      0.00    $     (0.02)
                                                     ===========    ===========

Weighted-average number of shares
outstanding used in computation:
 Basic and diluted                                     7,907,647      7,815,973
                                                     ===========    ===========


Unexercised options to purchase 300,000 shares of common stock for 2003 and 2002 were not included in the computation of diluted income (loss) per share because the assumed conversion would be antidilutive.

NOTE J - INCOME TAXES AND AVAILABLE CARRYFORWARDS

The Company's deferred tax asset at June 30, 2003 consists primarily of the tax benefit of net operating loss carryforwards amounting to approximately $988,000. The Company has recorded a valuation allowance equal to 100 percent of the deferred tax asset as the Company determined that it is more likely than not that the deferred tax asset will be realized. The valuation allowance decreased approximately $416,000 from June 30, 2002 to 2003. At June 30, 2003, for income tax purposes, the Company had net operating loss carryforwards of approximately $4,830,000 which expire on various dates through 2023.

Although the Company had consolidated net income for the year ended June 30, 2003, no provision of federal income taxes was provided due to available net operating loss carryforwards. The provision for federal income taxes at statutory rates is computed as follows:



PROCYON CORPORATION AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS




                                               2003          2002
                                            ---------       -------
           Taxes at statutory 15% rate      $   8,238       $     -
           Tax effect of:
           Net operating loss benefits         (8,238)            -
                                            $    -          $     -
                                            =========       =======


NOTE K - CONCENTRATION OF RISK

The Company's manufacturing and packaging activities are performed at a production facility owned and operated by a nonaffiliated pharmaceutical manufacturer. At the present time, the manufacturer is the sole source of the Company's wound care products. However, the Company has maintained a long-term relationship with this manufacturer and does not expect a discontinuance of its wound care products from the manufacturer in the near term.

Approximately 50% of Sirius's customers purchase their diabetic supplies from a non-affiliated supplier that are distributed by the Company. The Company entered into a contract with this supplier to purchase a minimum quantity of products at a discount. (See NOTE F - COMMITMENTS AND CONTINGENCIES for disclosure) The
Company does not anticipate supply from this vendor will be lost in the near future. In the event the contract is not renewed upon its expiration, the Company could still purchase such products at a higher cost from this supplier or negotiate with other suppliers.

NOTE L - SEGMENT INFORMATION

The Company operates in the following two business segments:

1. Sale of skin and wound care products - Amerx operates in the skin and wound care products segment. The marketing of these products is targeted primarily to diabetic patients who have difficulties providing proper care and treatment of wounds due to their diabetic condition and podiatrists who recommend the products to their patients.

2. Sale of diabetic supplies - Sirius provides meters, test strips, monitors, syringes, etc. primarily to diabetic patients. The Company is then reimbursed by Medicare and/or patients' secondary insurance.

Each separately managed segment offers different products requiring different marketing and distribution strategies.

Segments Information


                                                 Wound Care       Diabetic
                                 June 30,         Products        Products        Other          Consolidated
                               ------------     -----------     -----------      ----------       -----------
Revenues                           2003         $ 1,322,763     $   318,258     $    4,738       $ 1,645,759
                                   2002           1,167,651         171,036         19,591         1,358,278

Gross Profit                       2003           1,141,846         139,821            273         1,281,940
                                   2002           1,009,387          86,141            111         1,095,639

Identifiable Assets                2003             253,262         108,959         19,254           381,475
                                   2002             152,749          75,453           -              228,202

Property and Equipment
Additions                          2003              16,478           9,293           -               25,771
                                   2002               8,994         -                 -                8,994

Depreciation                       2003              13,143           1,384          1,457            15,984
                                   2002              11,092             623          1,455            13,170





PROCYON CORPORATION AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
Geographical Information

The Company operates and sells its products to its customers within the United States. All assets are located within the United States.

MOTE M - RECENT ACCOUNTING PRONOUNCEMENTS

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which is effective for exit or disposal activities initiated after December 31, 2002, with early application encouraged. This statement requires a liability for a cost associated with an exit or disposal activity to be recognized at fair value in the period in which the liability is incurred, except for liabilities for one-time termination benefits requiring future employee service, which is to be recognized ratably over the remaining service period. The Company is currently evaluating the effects of the recognition provision of SFAS No. 146, but does not expect the adoption to have a material impact on its financial position or results of operations.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure. This statement requires all entities with stock-based employee compensation arrangements to provide additional disclosures in their summary of significant accounting policies note. The Company has adopted this Statement by disclosing its accounting for stock-based compensation in the Summary of Significant Accounting Policies footnote.

In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN No. 45 requires that upon issuance of a guarantee, a guarantor must recognize a liability for the fair value of an obligation assumed under a guarantee. FIN No. 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued. The recognition provisions of FIN No. 45 are effective for any guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of the disclosure requirements of FIN No. 45 did not have a material impact on the Company's financial position or results of operations. The Company is currently evaluating the effects of the recognition provision of FIN No. 45, but does not expect the adoption to have a material impact on its financial position or results of operations.

In April 2003, the FASB issued SFAS No. 149, "Amendments of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS No. 149"). SFAS No. 149 serves as an amendment and clarifies financial accounting and reporting for derivative instruments, including derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 is to be applied prospectively to all contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. However, the provisions of this statement that relate to "SFAS 133 Implementation Issues," which have been effective for fiscal quarters beginning prior to June 15, 2003, continue to be applied in accordance with their respective effective dates. The Company is currently evaluating the effects of the provisions of SFAS No. 149, but does not expect the adoption to have a material impact on its financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" ("SFAS No. 150"). SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). The requirements of this statement apply to issuers' classification and measurement of freestanding financial instruments, including those that comprise more than one option or forward contract. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company is currently evaluating the effects of the provisions of SFAS No. 150, but does not expect the adoption to have a material impact on its financial position or results of operations.