Form 10QSB
period 2003-09-30
PROCYON CORP
filed 2003-11-19
CIK 812306

SECURITIES & EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

     [x] Quarterly Report Under Section 13 or 15 (d) of the Securities Exchange Act of 1934


                  For Quarterly Period Ended September 30, 2003

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


                               1300 S Highland Ave
                              Clearwater, FL 33756
                          ----------------------------
                         (Address of Principal Offices)

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



Common stock, no par value; 8,042,388 shares outstanding as of November 19, 2003


Transitional Small Business Disclosure Format (check one) Yes [ ] No [X]

                          PART I. FINANCIAL INFORMATION



Item                                                                        Page
                                                                            ----

ITEM 1. FINANCIAL STATEMENTS................................................. 3

                           Index to Financial Statements
                           -----------------------------
Financial Statements:

         Consolidated Balance Sheets......................................... 3
         Consolidated Statements of Operations .............................. 4
         Consolidated Statements of Cash Flows .............................. 5
         Notes to Financial Statements....................................... 6

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.................... 7

ITEM 3. CONTROLS AND PROCEDURES.............................................. 8

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K .................................... 9


SIGNATURES................................................................... 10


ITEM 1. FINANCIAL STATEMENTS

PROCYON CORPORATION & SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2003 & JUNE 30, 2003



                                                                     (unaudited)     (audited)
                                                                    September 30      June 30
                                                                        2003           2003
                                                                     -----------    -----------


ASSETS


CURRENT ASSETS
           Cash                                                      $    26,831    $    41,549
           Accounts Receivable, less allowances of $16,700               125,960        148,052
           Prepaid Expenses                                               67,231         28,265
           Inventories                                                    91,730         96,522
                                                                     -----------    -----------
                 TOTAL CURRENT ASSETS                                    311,752        314,388


PROPERTY AND EQUIPMENT
           Office Equipment                                               85,885         85,884
           Furniture and Fixtures                                         15,164         15,164
           Production Equipment                                           14,235         14,236
                                                                     -----------    -----------
                                                                         115,284        115,284
           Accumulated Depreciation                                      (70,644)       (66,155)
                                                                     -----------    -----------
                 TOTAL PROPERTY & EQUIPMENT                               44,640         49,129

OTHER ASSETS
           Certificates of deposit
                 plus accrued interest, restricted                        17,114         17,114
           Deposits                                                        1,610            844
                                                                     -----------    -----------
                 TOTAL OTHER ASSETS                                       18,724         17,958


TOTAL ASSETS                                                         $   375,116    $   381,475
                                                                     ===========    ===========


LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities:
           Current portion of longterm note payable to stockholder         6,544          6,319
           Current portion of capital lease obligations                    8,714          8,202
           Accounts Payable                                              185,007        208,111
           Accrued Expenses                                               29,778         67,402
           Note payable to stockholder                                   291,488        291,488
                                                                     -----------    -----------
                 TOTAL CURRENT LIABILITIES                               521,531        581,522

Long Term Liabilities
           Note payable to stockholder                                     8,196          9,920
           Capital lease obligations                                       8,856         10,931
                                                                     -----------    -----------
                 TOTAL LONG TERM LIABILITIES                              17,052         20,851


Stockholders' deficiency
           Preferred stock, 496,000,000 shares
                 authorized; none issued
           Series A Cumulative Convertible Preferred stock,
                 no par value; 4,000,000 shares authorized;
                 230,100 shares issued and outstanding                   185,950        186,950
           Common stock, no par value, 80,000,000 shares
                 authorized; 8,021,388 shares issued and
                 outstanding                                           4,251,678      4,384,676
           Paid-in capital                                                 6,000          6,000
           Accumulated deficit                                        (4,607,095)    (4,798,524)
                                                                     -----------    -----------
                 TOTAL STOCKHOLDERS' DEFICIENCY                         (163,467)      (220,898)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                       $   375,116    $   381,475
                                                                     ===========    ===========


See accompanying notes

                                               -3-

PROCYON CORPORATION & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Three Months Ended September 30, 2003 and 2002



                                                    Three Months   Three Months
                                                       Ended          Ended
                                                      Sept. 30,      Sept. 30,
                                                        2003           2002
                                                     -----------    -----------
                                                     (unaudited)    (unaudited)


Net Sales                                            $   485,669    $   410,139

Cost of Sales                                            107,956         82,819
                                                     -----------    -----------
Gross Profit                                             377,713        327,320

Operating Expenses:
             Salaries and Benefits                       144,659        131,001
             Selling, General and Administrative         164,832        146,609
                                                     -----------    -----------
Total Operating Expenses                                 309,491        277,610
                                                     -----------    -----------

Profit (loss) from Operations                             68,222         49,710

Other Income (Expense):
             Interest Expense                            (10,981)        (9,713)
             Interest Income                                  90            157
             Other Income                                    100             50
                                                     -----------    -----------

Total Other Income (expense)                             (10,791)        (9,506)
                                                     -----------    -----------
Net Profit                                                57,431         40,204
Dividend requirements on preferred stock                  (5,053)          (153)
                                                     -----------    -----------

Net Profit applicable to common stock                $    52,378    $    40,051
                                                     ===========    ===========
Basic earnings per common share                             0.01           0.01

Weighted average number of
             common shares outstanding                 8,041,544      7,866,930
                                                     ===========    ===========


See accompaning notes



PROCYON CORPORATION & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Months Ended September 30, 2003 and 2002



                                                        Three Months    Three Months
                                                           Ended           Ended
                                                          Sept. 30        Sept. 30
                                                            2003            2002
                                                          --------        --------
                                                         (unaudited)    (unaudited)


CASH FLOWS FROM OPERATING ACTIVITIES
Net Profit                                                $ 57,431        $ 40,204
Adjustments to reconcile net income to
           net cash used in operating activities:
                  Depreciation                               4,489           3,048
                  Allowance for doubtful accounts           (3,800)              0

           Decrease (increase) in:
                  Accounts Receivable (trade)               25,892         (19,461)
                  Inventories                                4,792          (9,730)
                  Other Assets                                (766)              0
                  Prepaid Expenses                         (38,966)           (255)

           Increase (decrease) in:
                  Accounts Payable                         (23,104)         (7,738)
                  Excess of checks issued
                       over bank balance                         0         (24,168)
                  Accrued Expenses                         (37,624)         (4,538)
                                                          --------        --------

Cash Used in Operating Activities                          (11,656)        (22,638)

CASH FLOWS FROM INVESTING ACTIVITIES

           Purchase of Property & Equipment                      0            (498)

Cash Used in Investing Activities                                0            (498)
                                                          --------        --------
CASH FLOWS FROM FINANCING ACTIVITIES

           Proceeds from Commmon Stock subscribed                0           3,000
           Payments on Long Term Loan                       (1,499)         (1,303)
           Payments on Capital Lease Obligations            (1,563)              0
           Proceeds from Stockholder Loan                        0          24,500
           Proceeds from Issuance of Common Stock                0          12,300
                                                          --------        --------
Cash provided by financing activities                       (3,062)         38,497

Net Increase (decrease) in cash and cash equivalents       (14,718)         15,361

Cash and Cash Equivalents, beginning of period              41,549               0
                                                          --------        --------
Cash and Cash Equivalents, end of period                  $ 26,831        $ 15,361
                                                          ========        ========

SUPPLEMENTAL DISCLOSURES

Interest Paid                                             $ 10,981    $  9,713
Taxes Paid                                                       0           0


NONCASH TRANSACTION DISCLOSURE

Preferred Shares converted to Common Shares               $  1,000    $ 12,500


See accompaning notes

                                        -5-

Notes to Financial Statements

NOTE A - SUMMARY OF ACCOUNTING POLICIES

     The financial statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations. The Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the Company's audited financial statements dated June 30, 2003. The results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year.

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


STOCK-BASED COMPENSATION


     The Company has adopted SFAS No. 148, "Accounting for Stock-Based Compensation, Transition and Disclosure." The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25") and has elected to follow the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"). Under the provisions of APB 25, the Company recognizes compensation expense only to the extent that the exercise price of the Company's employee stock options is less than the market price of the underlying stock on the date of grant. SFAS No. 123 requires the presentation of pro forma information as if the Company has accounted for its employee stock options granted under the fair value method. There were no options granted during the quarters ended September 30, 2003 and 2002.

NOTE B - INVENTORIES

     Inventories consisted of the following:

                                            September 30,             June 30,
                                            2003                      2003
                                            ----                      ----
              Finished Goods                $ 29,069                  $ 32,262
              Raw Materials                 $ 62,661                  $ 64,260
                                            --------                  --------
                                            $ 91,730                  $ 96,522
                                            ========                  ========

NOTE C - STOCKHOLDERS' EQUITY

     During January 1995, the Company's Board of Directors authorized the issuance of up to 4,000,000 shares of Series A Cumulative Convertible Preferred Stock ("Series A Preferred Stock"). The preferred stockholders are entitled to receive, as and if declared by the board of directors, quarterly dividends at an annual rate of $.10 per share of Series A Preferred Stock per annum. Dividends will accrue without interest and will be cumulative from the date of issuance of the Series A Preferred Stock and will be payable quarterly in arrears in cash or publicly traded common stock when and if declared by the Board of Directors. As of September 30, 2003, no dividends have been declared. Dividends in arrears on the outstanding preferred shares total $146,564 as of September 30, 2003. The preferred stockholders have the right to convert each share of Series A Preferred Stock into one share of the Company's common stock at any time without additional consideration. However, each share of Series A Preferred Stock is subject to mandatory conversion into one share of common stock of the Company, effective as of the close of a public offering of the Company's common stock provided, however, that the offering must provide a minimum of $1 million in gross proceeds to the Company and the initial offering price of such common stock must be at least $1 per share. In addition to the rights described above, the holders of the Series A Preferred Stock will have equal voting rights as the common stockholders based upon the number of shares of common stock into which the Series A

     Preferred Stock is convertible. The Company is obligated to reserve an adequate number of shares of its common stock to satisfy the conversion of all the outstanding Series A Preferred Stock.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     The Company's condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which require the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosures. A summary of those significant accounting policies can be found in the Notes to the Consolidated Financial Statements included in the Company's annual report on 10-KSB, for the year ended June 30, 2003, which was filed with the Securities and Exchange Commission on September 29, 2003. The estimates used by management are based upon the Company's historical experiences combined with management's understanding of current facts and circumstances. Certain of the Company's accounting policies are considered critical as they are both important to the portrayal of the Company's financial condition and the results of its operations and require significant or complex judgments on the part of management.

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

Financial Condition

     As of September 30, 2003, the Company's principal sources of liquid assets included cash and cash equivalents of $26,831, inventories of $91,730, and net accounts receivable of $125,960. The Company had negative working capital of $209,779, and long-term debt of $17,052 at September 30, 2003.

     During the three months ended September 30, 2003, cash and cash equivalents decreased from $41,549 as of June 30, 2003 to $26,831. Operating activities used cash of $11,656 during the period, consisting primarily of an increase in prepaid expenses of $38,966. Cash used by financing activities was $3,062 as compared to cash provided by financing activities of $38,497 for the corresponding period in 2002.

     The Company has deferred tax assets with a 100% valuation allowance at September 30, 2003. Management is not able to determine if it is more likely than not that the deferred tax assets will be realized.

Results of Operations

     Comparison of the three months ended September 30, 2003 and 2002.

     Net sales during the quarter ended September 30, 2003 were $485,669, as compared to $410,139 in the quarter ended September 30, 2002, an increase of $75,530, or 18%. Increases in sales continue for the Company as market share increases, and marketing plans continue to reach their target market for the Amerx subsidiary. Sales from the Sirius subsidiary continue to grow as the customer base for diabetics continues to grow.

     Gross profit during the quarter ended September 30, 2003 was $377,713, as compared to $327,320 during the quarter ended September 30, 2002, an increase of $50,393, or 15%. As a percentage of net sales, gross profit was 78% in the quarter ended September 30, 2003, as compared to 80% in the corresponding quarter in 2002. Gross profit increased for the three months based on increased sales, however as a percentage of net sales gross profit decreased based on increased manufacturing cost, and an increase in the Sirius subsidiary sales for the period as well.

     Operating expenses during the quarter ended September 30, 2003, were $309,491, consisting of $144,659 in salaries and benefits, and $164,832 in selling, general and administrative expenses. This compares to operating expenses during the quarter ended September 30, 2002 of $277,610, consisting of $131,001 in salaries and benefits, and $146,609 in selling, general and administrative expenses. Expenses for the period have increased slightly, which is consistent with the overall growth of the Company. Expenses have seen a shift towards salaries and benefits as the Company has increased its personnel compared to last year's staff along with increased compensation for some employees through incentive based programs.

     The Company had an operating profit of $68,222 in the quarter ended September 30, 2003, as compared to an operating profit of $49,710 in the corresponding quarter in 2002. Net Profit (before dividend requirements for Preferred Shares) was $57,431 during the quarter ended September 30, 2003, as compared to a net profit of $40,204 during the quarter ended September 30, 2002. The Company believes it has turned the corner towards profitability after surviving the financial difficulties faced in the past. The Company continues to improve its cash position and profitability.

Commitment

     During the quarter, the Company entered into a lease for office space with an unrelated party. The lease calls for monthly rent payment of $3,727 per month for three years with an option to extend the lease for one successive term period of three years. The Company also has the option to purchase the property at a predetermined price after the one-year anniversary from the date of execution of the lease.

     The followings are minimum amounts due on the lease for the fiscal year ended June 30:

                        2004     $ 18,636
                        2005       44,726
                        2006       44,726
                        2007       14,909
                                 --------
                                 $122,997
                                 ========


ITEM 3. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

     Management of the Company, with the participation of the Chief Executive Officer/Chief Financial Officer, has conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based on that evaluation, management, including the Chief Executive Officer/Chief Financial Officer, has concluded that, as of the date of this report, the Company's disclosure controls and procedures were effective in ensuring that all material information relating to the Company required to be disclosed in this report has been made known to management in a timely manner and ensuring that this information is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and regulations.


(b) Changes in Internal Controls Over Financial Reporting

     During the first quarter of fiscal 2004, the Company did not institute any significant changes in its internal control over financial reporting that materially affected or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     EXHIBITS -


     10.1 Office Lease dated September 23, 2003

     31.1 Certification of John C. Anderson pursuant to Exchange Act Rule 13a-14(a)/15d-14(a)

     32.1 Certification Pursuant to 18 U.S.C.ss.1350, as Adopted Pursuant to
          Section 906 of the Sarbanes-Oxley Act Of 2002


     (B) REPORTS ON FORM 8-K - NONE

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            PROCYON CORPORATION




November 19, 2003                           By:  /s/  John C. Anderson
-----------------                              --------------------------------
Date                                                  John C. Anderson,
                                                      President and
                                                      Chief Financial Officer