Form 10QSB
period 2003-12-31
PROCYON CORP
filed 2004-02-13
CIK 812306

SECURITIES & EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

                   [x] Quarterly Report Under Section 13 or 15
                      (d) of the Securities Exchange Act of
                                      1934


                  For Quarterly Period Ended December 31, 2003

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


Common stock, no par value; 8,045,388 shares outstanding as of February 12, 2004 Transitional Small Business Disclosure Format (check one) Yes [ ] No [X]

                          PART I. FINANCIAL INFORMATION



Item
                                                                           Page

ITEM 1. FINANCIAL STATEMENTS.................................................3

                           Index to Financial Statements
                           -----------------------------

Financial Statements:

Consolidated Balance Sheets..................................................3
Consolidated Statements of Operations........................................4
Consolidated Statements of Cash Flows........................................5
Notes to Financial Statements................................................6

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.............................7

ITEM 3. CONTROLS AND PROCEDURES............................................. 9

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.....................................9

SIGNATURES...................................................................10

CERTIFICATIONS



PROCYON CORPORATION & SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2003 & JUNE 30, 2003



                                                                    (unaudited)     (audited)
                                                                    December 31      June 30
                                                                        2003           2003
                                                                    -----------    -----------

ASSETS

CURRENT ASSETS

          Cash                                                      $    52,859    $    41,549
          Accounts Receivable, less allowances of $16,700
                and $20,500 respectively                                158,653        148,052
          Prepaid Expenses                                               59,605         28,265
          Inventories                                                    78,969         96,522
                                                                    -----------    -----------
                TOTAL CURRENT ASSETS                                    350,086        314,388

PROPERTY AND EQUIPMENT
          Office Equipment                                               90,814         85,884
          Furniture and Fixtures                                         23,371         15,164
          Production Equipment                                           14,236         14,236
          Leasehold Improvements                                         13,589              0
                                                                    -----------    -----------
                                                                        142,010        115,284
          Accumulated Depreciation                                      (75,746)       (66,155)
                                                                    -----------    -----------
                TOTAL PROPERTY & EQUIPMENT                               66,264         49,129


OTHER ASSETS
          Certificates of deposit
                plus accrued interest, restricted                        17,114         17,114
          Deposits                                                        9,064            844
                                                                    -----------    -----------
                TOTAL OTHER ASSETS                                       26,178         17,958


TOTAL ASSETS                                                        $   442,528    $   381,475
                                                                    ===========    ===========


LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities:
          Current portion of longterm note payable to stockholder         6,775          6,319
          Current portion of longterm note payable                          321              0
          Current portion of capital lease obligations                    9,298          8,202
          Accounts Payable                                              184,205        208,111
          Accrued Expenses                                               55,810         67,402
          Note payable to stockholder                                   291,488        291,488
                                                                    -----------    -----------
                TOTAL CURRENT LIABILITIES                               547,897        581,522


Long Term Liabilities
          Note payable to stockholder                                     6,413          9,920
          Note payable                                                    1,237              0
          Capital lease obligations                                       6,201         10,931
                                                                    -----------    -----------
                TOTAL LONG TERM LIABILITIES                              13,851         20,851

Stockholders' deficiency
          Preferred stock, 496,000,000 shares
                authorized; none issued
          Series A Cumulative Convertible Preferred stock,
                no par value; 4,000,000 shares authorized;
                230,100 shares issued and outstanding                   186,950
          Common stock, no par value, 80,000,000 shares
                authorized; 8,042,388 shares issued and
                outstanding                                           4,385,677      4,384,676
          Paid-in capital                                                 6,000          6,000
          Accumulated deficit                                        (4,696,847)    (4,798,524)
                                                                    -----------    -----------
                TOTAL STOCKHOLDERS' DEFICIENCY                         (119,220)      (220,898)
                                                                    -----------    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                      $   442,528    $   381,475
                                                                    ===========    ===========


See accompaning notes

                                                3



PROCYON CORPORATION & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Three Months Ended December 31, 2003 and 2002
Six Months Ended December 31, 2003 and 2002



                                                      Three Months   Three Months    Six Months     Six Months
                                                          Ended          Ended          Ended          Ended
                                                         Dec. 31,       Dec. 31,       Dec. 31,       Dec. 31,
                                                          2003           2002            2003          2002
                                                       -----------    -----------    -----------    -----------
                                                       (unaudited)    (unaudited)    (unaudited)    (unaudited)

Net Sales                                              $   500,092    $   409,430    $   985,761    $   819,569

Cost of Sales                                              119,745         91,468        227,701        174,459
                                                       -----------    -----------    -----------    -----------

Gross Profit                                               380,347        317,962        758,060        645,110


Operating Expenses:
            Salaries and Benefits                          157,430        142,908        302,089        273,909
            Selling, General and Administrative            175,496        172,601        340,329        319,099
                                                       -----------    -----------    -----------    -----------

Total Operating Expenses                                   332,926        315,509        642,418        593,008
                                                       -----------    -----------    -----------    -----------

Profit from Operations                                      47,421          2,453        115,642         52,102

Other Income (Expense):
            Interest Expense                                (9,714)        (9,344)       (20,695)       (19,053)
            Interest Income                                     57             91            147            249
            Other Income                                     6,486              0          6,586             50
                                                       -----------    -----------    -----------    -----------

Total Other Expense                                         (3,171)        (9,253)       (13,962)       (18,754)
                                                       -----------    -----------    -----------    -----------

Net Profit (loss)                                           44,250         (6,800)       101,680         33,348
Dividend requirements on preferred stock                    (5,753)        (6,903)       (10,805)        (7,055)
                                                       -----------    -----------    -----------    -----------

Profit (Loss) applicable to common stock               $    38,497    ($   13,703)   $    90,875    $    26,293
                                                       ===========    ===========    ===========    ===========

Basic Earnings (Loss) per common share                        0.00          (0.01)          0.01           0.00


Weighted average number of
            common shares outstanding                    8,042,388      7,907,986      8,041,794      7,881,551
                                                       ===========    ===========    ===========    ===========


See accompaning notes

                                                        4



PROCYON CORPORATION & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Six Months Ended December 31, 2003 and 2002



                                                             Six Months   Six Months
                                                                Ended        Ended
                                                               Dec. 31      Dec. 31
                                                                2003         2002
                                                              ---------    ---------
                                                             (unaudited)  (unaudited)


CASH FLOWS FROM OPERATING ACTIVITIES
Net Profit                                                    $ 101,680    $  33,348
Adjustments to reconcile net income to
           net cash used in operating activities:
                Depreciation                                      9,591        6,096
                Allowance for doubtful accounts                  (3,800)      (2,000)
                Common Stock issued for services                      0        2,100

           Decrease (increase) in:
                Accounts Receivable (trade)                      (6,801)     (47,669)
                Inventories                                      17,553      (19,398)
                Other Assets                                     (8,220)           0
                Prepaid Expenses                                (31,341)       1,178

           Increase (decrease) in:
                Accounts Payable                                (23,906)      21,725
                Excess of checks issued
                     over bank balance                                0      (24,168)
                Accrued Expenses                                (11,592)     (16,111)
                                                              ---------    ---------

Cash Provided (Used) by Operating Activities                     43,164      (44,899)

CASH FLOWS FROM INVESTING ACTIVITIES

           Purchase of Property & Equipment                     (26,726)        (499)
                                                              ---------    ---------
Cash Used in Investing Activities                               (26,726)        (499)


CASH FLOWS FROM FINANCING ACTIVITIES

           Payments on Long Term Loan                            (1,493)      (2,654)
           Payments on Capital Lease Obligations                 (3,635)           0
           Proceeds from Stockholder Loan                             0       28,000
           Proceeds from Issuance of Common Stock                     0       32,100
                                                              ---------    ---------

Cash Provided (Used) by Financing Activities                     (5,128)      57,446

Net Increase in cash and cash equivalents                        11,310       12,048

Cash and Cash Equivalents, beginning of period                   41,549            0
                                                              ---------    ---------

Cash and Cash Equivalents, end of period                      $  52,859    $  12,048
                                                              =========    =========


SUPPLEMENTAL DISCLOSURES

Interest Paid                                                 $  20,695    $  19,053
Taxes Paid                                                    $       0    $       0


NONCASH TRANSACTIONS DISCLOSURE

Preferred Shares converted to Common Shares                   $   1,000    $  12,500
Purchase of property & equipment through long term loan       $   1,563    $       0


See accompaning notes

                                                5

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

STOCK-BASED COMPENSATION

          The Company has adopted SFAS No. 148, "Accounting for Stock-Based Compensation, Transition and Disclosure." The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25") and has elected to follow the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"). Under the provisions of APB 25, the Company recognizes compensation expense only to the extent that the exercise price of the Company's employee stock options is less than the market price of the underlying stock on the date of grant. SFAS No. 123 requires the presentation of pro forma information as if the Company has accounted for its employee stock options granted under the fair value method. There were no options granted during the quarters ended December 31, 2003 and 2002.

NOTE B - INVENTORIES

Inventories consisted of the following:

                                           December 31,              June 30,
                                           2003                      2003
                                           ----                      ----
                   Finished Goods          $ 26,549                  $ 32,262
                   Raw Materials           $ 52,420                  $ 64,260
                                           --------                  --------
                                           $ 78,969                  $ 96,522
                                           ========                  ========


NOTE C -  STOCKHOLDERS' EQUITY

          During January 1995, the Company's Board of Directors authorized the issuance of up to 4,000,000 shares of Series A Cumulative Convertible Preferred Stock ("Series A Preferred Stock"). The preferred stockholders are entitled to receive, as and if declared by the board of directors, quarterly dividends at an annual rate of $.10 per share of Series A Preferred Stock per annum. Dividends will accrue without interest and will be cumulative from the date of issuance of the Series A Preferred Stock and will be payable quarterly in arrears in cash or publicly traded common stock when and if declared by the Board of Directors. As of December 31, 2003, no dividends have been declared. Dividends in arrears on the outstanding preferred shares total $152,317 as of December 31, 2003. The preferred stockholders have the right to convert each share of Series A Preferred Stock into one share of the Company's common stock at any time without additional consideration. However, each share of Series A Preferred Stock is subject to mandatory conversion into one share of common stock of the Company, effective as of the close of a public offering of the Company's common stock provided, however, that the offering must provide a minimum of $1 million in gross proceeds to the Company and the initial offering price of such common stock must be at least $1 per share. In addition to the rights described above, the holders of the Series A Preferred Stock will have equal voting rights as the common stockholders based upon the number of shares of common stock into which the Series A Preferred Stock is convertible. The Company is obligated to reserve an adequate number of shares of its common stock to satisfy the conversion of all the outstanding Series A Preferred Stock.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

          The following discussion and analysis should be read in conjunction with the unaudited Condensed Financial Statements and Notes thereto appearing elsewhere in this report.

          "Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995

          This Report on Form 10-QSB, including Management's Discussion and Analysis, contains forward-looking statements. When used in this report, the words "may", "will", "expect", "anticipate", "continue", "estimate", "project", "intend", "believe", and similar expressions, variations of these words or the negative of those words are intended to identify forward - looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 regarding events, conditions and financial trends including, without limitation, business conditions in the skin and wound care market and the general economy, competitive factors, changes in product mix, production delays, manufacturing capabilities, and otherwise or uncertainties detailed in other of the Company's Securities and Exchange Commission filings. Such statements are based on management's current expectations and are subject to risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, the Company's actual plan of operations, business strategy, operating results and financial position could differ materially from those expressed in, or implied by, such forward looking statements.

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

Advertising and Marketing
          Currently most of the Company's advertising is direct response. The Company recognizes expenses from direct response advertising as incurred because insufficient historical data exists. Sirius's management believes that additional historical data is necessary to consider changing this policy. Amerx's management believes that this policy may never change due to the nature of the customer base and the product lines currently sold.

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

Financial Condition

          As of December 31, 2003, the Company's principal sources of liquid assets included cash and cash equivalents of $52,859, inventories of $78,969, and net accounts receivable of $158,653. The Company had negative working capital of $197,811, and long-term debt of $13,851 at December 31, 2003.

          During the six months ended December 31, 2003, cash and cash equivalents increased from $41,549 as of June 30, 2003 to $52,859. Operating activities provided cash of $43,164 during the period, consisting primarily of net income of $101,680. Cash used by financing activities was $5,128 as compared to cash provided by financing activities of $57,446 for the corresponding period in 2002.

          The Company has deferred tax assets with a 100% valuation allowance at December 31, 2003. Management is not able to determine if it is more likely than not that the deferred tax assets will be realized.

Results of Operations

          Comparison of the three and six months ended December 31, 2003 and 2002.

          Net sales during the quarter ended December 31, 2003 were $500,092, as compared to $409,430 in the quarter ended December 31, 2002, an increase of $90,662, or 22%. Net sales during the six months ended December 31, 2003 were $985,761, as compared to $819,569 in the six months ended December 31, 2002, an increase of $166,192, or 20%. Increases in sales continue for the Company as market share increases, and marketing plans continue to reach their target market for the Amerx subsidiary. Sales from the Sirius subsidiary continue to grow as the customer base for diabetics continues to grow.

          Gross profit during the quarter ended December 31, 2003 was $380,347, as compared to $317,962 during the quarter ended December 31, 2002, an increase of $62,385, or 20%. Gross profit during the six months ended December 31, 2003 was $758,060, as compared to $645,110 during the six months ended December 31, 2002, an increase of $112,950, or 18%. As a percentage of net sales, gross profit was 76% in the quarter ended December 31, 2003, as compared to 78% in the corresponding quarter in 2002. As a percentage of net sales, gross profit was 77% in the six months ended December 31, 2003, as compared to 79% in the corresponding six months in 2002. Gross profit increased for the six months based on increased sales, however as a percentage of net sales gross profit decreased based on increased manufacturing cost, and an increase in the Sirius subsidiary sales for the period as well.

          Operating expenses during the quarter ended December 31, 2003, were $332,926, consisting of $157,430 in salaries and benefits, and $175,496 in selling, general and administrative expenses. This compares to operating expenses during the quarter ended December 31, 2002 of $315,509, consisting of $142,908 in salaries and benefits, and $172,601 in selling, general and administrative expenses. Operating expenses during the six months ended December 31, 2003, were $642,418, consisting of $302,089 in salaries and benefits, and $340,329 in selling, general and administrative expenses. This compares to operating expenses during the six months ended December 31, 2002 of $593,008, consisting of $273,909 in salaries and benefits, and $319,099 in selling, general and administrative expenses. Expenses for the quarter and six months ended December 31, 2003 have increased slightly, which is consistent with the overall growth of the Company. Expenses have seen a shift towards salaries and benefits as the Company has increased its personnel compared to last year's staff along with increased compensation for some employees through incentive based programs.

          Operating profit increased by $44,968 (1,833%) from $2,453 for the quarter ended December 31, 2003, as compared to the comparable quarter in the prior year. Net Profit (before dividend requirements for Preferred Shares) was $44,250 during the quarter ended December 31, 2003, as compared to a net loss of $6,800 during the quarter ended December 31, 2002. The Company believes it has turned the corner towards profitability after surviving the financial difficulties faced in the past. The Company continues to improve its cash position and profitability. The Company had an operating profit of $115,642 in the six months ended December 31, 2003, as compared to an operating profit of $52,102 in the corresponding six months in 2002. Net Profit (before dividend requirements for Preferred Shares) was $101,680 during the six months ended December 31, 2003, as compared to a net profit of $33,348 during the six months ended December 31, 2002, an increase of 305%. Large growth in sales for the Company comes from growth in the Amerx subsidiary as Amerx's products are being stocked by new major medical Physicain distribution centers through out the nation. The Amerigel Products overall acceptance has grown steadily in the Podiatric Market. A recent poll in Podiatry Mangament magazine revealed that Amerigel Wound Dressing was voted the number one product used by podiatrist for Matrixectomy procedures, holding 23% of the market.

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

(b) Changes in Internal Controls Over Financial Reporting

          During the second quarter of fiscal 2004, the Company did not institute any significant changes in its internal control over financial reporting that materially affected or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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



February 13, 2004                           By:  /s/  John C. Anderson
-----------------                              --------------------------------
Date                                                  John C. Anderson,
                                                      President and
                                                      Chief Financial Officer