Form 10QSB
period 2004-03-31
PROCYON CORP
filed 2004-05-14
CIK 812306

SECURITIES & EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

               [x] Quarterly Report Under Section 13 or 15 (d) of
                       the Securities Exchange Act of 1934


                    For Quarterly Period Ended March 31, 2004

       [ ] Transition Report Under Section 13 or 18(d) of the Exchange Act

                         Commission File Number: 0-17449


                               PROCYON CORPORATION
                               -------------------
        (Exact Name of Small Business Issuer as specified in its charter)

         COLORADO                                          59-3280822
         --------                                          ----------
(State of Incorporation)                    (IRS Employer Identification Number)


                               1300 S Highland Ave
                              Clearwater, FL 33756
                         (Address of Principal Offices)

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


Common stock, no par value; 8,045,388 shares outstanding as of May 10, 2004 Transitional Small Business Disclosure Format (check one) Yes [ ] No [x]

                          PART I. FINANCIAL INFORMATION



Item                                                                  Page
                                                                      ----

ITEM 1. FINANCIAL STATEMENTS.........................................   3

                          Index to Financial Statements
                          -----------------------------

Financial Statements:

         Consolidated Balance Sheets.................................    3
         Consolidated Statements of Operations ......................    4
         Consolidated Statements of Cash Flows ......................    5
         Notes to Financial Statements .............................     6

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS............    7

ITEM 3. CONTROLS AND PROCEDURES......................................    9

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K ............................   10

SIGNATURES...........................................................   10

CERTIFICATIONS.......................................................   10



PROCYON CORPORATION & SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2004 & JUNE 30, 2003
                                                                                          (unaudited)         (audited)
                                                                                           March  31,          June 30,
                                                                                             2004                2003
                                                                                         ------------        -----------
ASSETS

CURRENT ASSETS
                       Cash                                                               $    82,571        $    41,549
                       Accounts Receivable, less allowances of $16,700                        155,386            148,052
                               and $20,500 respectively
                       Prepaid Expenses                                                        47,652             28,265
                       Inventories                                                             83,219             96,522
                                                                                          -----------        -----------
                               TOTAL CURRENT ASSETS                                           368,828            314,388

PROPERTY AND EQUIPMENT
                       Office Equipment                                                       116,215             85,884
                       Furniture and Fixtures                                                  20,337             15,164
                       Production Equipment                                                    30,236             14,236
                       Leasehold Improvements                                                  13,589                  0
                                                                                          -----------        -----------
                                                                                              180,377            115,284
                       Accumulated Depreciation                                               (81,947)           (66,155)
                                                                                          -----------        -----------
                               TOTAL PROPERTY & EQUIPMENT                                      98,430             49,129

OTHER ASSETS
                       Certificates of deposit
                               plus accrued interest, restricted                               17,114             17,114
                       Deposits                                                                 5,323                844
                                                                                          -----------        -----------
                               TOTAL OTHER ASSETS                                              22,437             17,958

TOTAL ASSETS                                                                              $   489,695        $   381,475
                                                                                          ===========        ===========

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities:
                       Current portion of long-term note payable to stockholder                 7,015              6,319
                       Current portion of long-term note payable                                  332                  0
                       Current portion of capital lease obligations                             9,384              8,202
                       Accounts Payable                                                       154,276            208,111
                       Accrued Expenses                                                        70,978             67,402
                       Note payable to stockholder                                            291,488            291,488
                                                                                          -----------        -----------
                               TOTAL CURRENT LIABILITIES                                      533,473            581,522

Long Term Liabilities
                       Note payable to stockholder                                              4,567              9,920
                       Long term note payable                                                   1,176                  0
                       Capital lease obligations                                                3,877             10,931
                                                                                          -----------        -----------
                               TOTAL LONG TERM LIABILITIES                                      9,620             20,851

Stockholders' deficiency
                       Preferred stock, 496,000,000 shares
                               authorized; none issued
                       Series A Cumulative Convertible Preferred stock,
                               no par value; 4,000,000 shares authorized;
                               227,100 shares issued and outstanding                          182,950            186,950
                       Common stock, no par value, 80,000,000 shares
                               authorized; 8,045,388 shares issued and
                               outstanding                                                  4,388,676          4,384,676
                       Paid-in capital                                                          6,000              6,000
                       Accumulated deficit                                                 (4,631,024)        (4,798,524)
                                                                                          -----------        -----------
                               TOTAL STOCKHOLDERS' DEFICIENCY                                 (53,398)          (220,898)
                                                                                          -----------        -----------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                                            $   489,695        $   381,475
                                                                                          ===========        ===========

The accompanying notes are an integral part of these financial statements





PROCYON CORPORATION & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Three Months Ended March 31, 2004 and 2003
Nine Months Ended March 31, 2004 and 2003

                                                      Three Months        Three Months      Nine Months         Nine Months
                                                          Ended              Ended             Ended               Ended
                                                     March 31, 2004     March 31, 2003     March 31, 2004     March 31, 2003
                                                     --------------     --------------     --------------     --------------
                                                      (unaudited)        (unaudited)        (unaudited)        (unaudited)

Net Sales                                             $   510,344        $   392,679        $ 1,496,104        $ 1,212,427

Cost of Sales                                             101,492             88,534            329,193            263,131
                                                      -----------        -----------        -----------        -----------

Gross Profit                                              408,852            304,145          1,166,911            949,296

Operating Expenses:
         Salaries and Benefits                            164,029            136,492            466,118            410,400
         Selling, General and Administrative              170,858            162,245            511,750            481,346
                                                      -----------        -----------        -----------        -----------

Total Operating Expenses                                  334,887            298,737            977,868            891,746
                                                      -----------        -----------        -----------        -----------

Profit (loss) from Operations                              73,965              5,408            189,043             57,550

Other Income (Expense):
         Interest Expense                                  (8,205)            (9,915)           (28,901)           (28,966)
         Interest Income                                       57                 89                204                336
         Other Income                                         569                  0              7,155                 50
                                                      -----------        -----------        -----------        -----------

Total Other Income (expense)                               (7,579)            (9,826)           (21,542)           (28,580)
                                                      -----------        -----------        -----------        -----------

Income (loss) before income taxes                          66,386             (4,418)           167,501             28,970

Income Tax Expnese
         Before loss carryforwards                         23,000               --               58,000              5,900
         Current benefit of loss carryforwards            (23,000)              --              (58,000)            (5,900)
                                                      -----------        -----------        -----------        -----------

Net Profit (loss)                                          66,386             (4,418)           167,501             28,970

Dividend requirements on preferred stock                   (3,428)           (18,972)           (14,233)           (11,918)
                                                      -----------        -----------        -----------        -----------

Net Profit (Loss) applicable to common stock          $    62,958        ($   23,390)       $   153,268        $    17,052
                                                      ===========        ===========        ===========        ===========

Basic earnings per common share                              0.01              (0.00)              0.02               0.00

Diluted earnings per common share                            0.01               0.00               0.02               0.00

Weighted average number of
         common shares outstanding                      8,043,742          7,984,397          8,042,302          7,983,822
                                                      ===========        ===========        ===========        ===========

Diluted weighted average number
                of common shares outstanding            8,570,842          8,515,497          8,569,402          8,514,922
                                                      ===========        ===========        ===========        ===========


The accompanying notes are an integral part of these financial statements




PROCYON CORPORATION & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine Months Ended March 31, 2004 and 2003

                                                                      Nine Months           Nine Months
                                                                        Ended                   Ended
                                                                      March 31,               March 31,
                                                                        2004                    2003
                                                                      ---------              ---------
                                                                     (unaudited)            (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES

Net Profit                                                            $ 167,501              $  28,970
Adjustments to reconcile net income to
  net cash used in operating activities:
         Depreciation                                                    15,792                  9,141
         Allowance for doubtful accounts                                 (3,800)                 6,000
         Common Stock issued for services                                     0                  6,863

  Decrease (increase) in:
         Accounts Receivable (trade)                                     (3,534)               (61,867)
         Inventories                                                     13,303                (28,142)
         Other Assets                                                    (4,479)                     0
         Prepaid Expenses                                               (19,387)                  (543)

  Increase (decrease) in:
         Accounts Payable                                               (53,836)                37,735
         Excess of checks issued
              over bank balance                                               0                (24,168)
         Accrued Expenses                                                (2,933)                (3,951)
                                                                      ---------              ---------

Cash provided (used) in Operating Activities                            108,627                (29,962)

CASH FLOWS FROM INVESTING ACTIVITIES

  Purchase of Property & Equipment                                      (57,021)                  (497)
                                                                      ---------              ---------

Cash Used in Investing Activities                                       (57,021)                  (497)

CASH FLOWS FROM FINANCING ACTIVITIES

  Payments on Long Term Loan                                                (55)                     0
  Payments on Long Term Loan - Related Party                             (4,657)                (4,051)
  Payments on Capital Lease Obligations                                  (5,872)                     0
  Proceeds from Stockholder Loan                                              0                 33,000
  Proceeds from Issuance of Common Stock                                      0                 36,900
                                                                      ---------              ---------

Cash provided (used) by financing activities                            (10,584)                65,849

Net Increase (decrease) in cash and cash equivalents                     41,022                 35,390

Cash and Cash Equivalents, beginning of period                           41,549                      0
                                                                      ---------              ---------

Cash and Cash Equivalents, end of period                              $  82,571              $  35,390
                                                                      =========              =========


SUPPLEMENTAL DISCLOSURES

Interest Paid                                                         $  28,901              $  28,966
Taxes Paid                                                            $       0              $       0


NONCASH TRANSACTION DISCLOSURE

Preferred Shares converted to Common Shares                           $   4,000              $  57,500
Financing of property & equipment through long term loan              $   1,563              $       0
Financing of property & equipment through accrued expenses            $   6,509              $       0

The accompanying notes are an integral part of these financial statements

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

STOCK-BASED COMPENSATION

     The Company has adopted SFAS No. 148, "Accounting for Stock-Based Compensation, Transition and Disclosure." The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25") and has elected to follow the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"). Under the provisions of APB 25, the Company recognizes compensation expense only to the extent that the exercise price of the Company's employee stock options is less than the market price of the underlying stock on the date of grant. SFAS No. 123 requires the presentation of pro forma information as if the Company has accounted for its employee stock options granted under the fair value method. There were no options granted during the quarters ended March 31, 2004 and 2003.

NOTE B - INVENTORIES

Inventories consisted of the following:

                                          March 31,                 June 30,
                                          2004                      2003
                                          ----                      ----
             Finished Goods               $ 32,946                  $ 32,262
             Raw Materials                $ 50,273                  $ 64,260
                                          --------                  --------
                                          $ 83,219                  $ 96,522
                                          ========                  ========

NOTE C - STOCKHOLDERS' EQUITY

     During January 1995, the Company's Board of Directors authorized the issuance of up to 4,000,000 shares of Series A Cumulative Convertible Preferred Stock ("Series A Preferred Stock"). The preferred stockholders are entitled to receive, as and if declared by the board of directors, quarterly dividends at an annual rate of $.10 per share of Series A Preferred Stock per annum. Dividends will accrue without interest and will be cumulative from the date of issuance of the Series A Preferred Stock and will be payable quarterly in arrears in cash or publicly traded common stock when and if declared by the Board of Directors. As of March 31, 2004, no dividends have been declared. Dividends in arrears on the outstanding preferred shares total $155,744 as of March 31, 2004. The preferred stockholders have the right to convert each share of Series A Preferred

     Stock into one share of the Company's common stock at any time without additional consideration. However, each share of Series A Preferred Stock is subject to mandatory conversion into one share of common stock of the Company, effective as of the close of a public offering of the Company's common stock provided, however, that the offering must provide a minimum of $1 million in gross proceeds to the Company and the initial offering price of such common stock must be at least $1 per share. In addition to the rights described above, the holders of the Series A Preferred Stock will have equal voting rights as the common stockholders based upon the number of shares of common stock into which the Series A Preferred Stock is convertible. The Company is obligated to reserve an adequate number of shares of its common stock to satisfy the conversion of all the outstanding Series A Preferred Stock.

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

Advertising and Marketing

     Currently some of the Company's advertising is direct response. The Company recognizes expenses from direct response advertising as incurred because insufficient historical data exists. Sirius's management believes that additional historical data is necessary to consider changing this policy. Amerx's management believes that this policy may never change due to the nature of the customer base and the product lines currently sold.

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

Financial Condition

     As of March 31, 2004, the Company's principal sources of liquid assets included cash of $82,571, inventories of $83,219, and net accounts receivable of $155,386. The Company had negative working capital of $164,645, and long-term debt of $9,620 at March 31, 2004.

     During the nine months ended March 31, 2004, cash increased from $41,549 as of June 30, 2003 to $82,571. Operating activities provided cash of $115,136 during the period, consisting primarily of net income of $167,501. Cash used by financing activities was $9,021 as compared to cash provided by financing activities of $65,849 for the corresponding period in 2003.

     The Company has deferred tax assets with a 100% valuation allowance at March 31, 2004. Management is not able to determine if it is more likely than not that the deferred tax assets will be realized.

Results of Operations

     Comparison of the three and nine months ended March 31, 2004 and 2003.

     Net sales during the quarter ended March 31, 2004 were $510,344, as compared to $392,679 in the quarter ended March 31, 2003, an increase of $117,665, or 30%. Net sales during the nine months ended March 31, 2004 were $1,496,104, as compared to $1,212,427 in the nine months ended March 31, 2003, an increase of $283,677, or 23%. Increases in sales continue for the Company as market share increases, and marketing plans continue to reach their target market for the Amerx subsidiary. Sales from the Sirius subsidiary continue to grow as the customer base for diabetics continues to grow.

     Gross profit during the quarter ended March 31, 2004 was $408,852, as compared to $304,145 during the quarter ended March 31, 2003, an increase of $104,707, or 34%. Gross profit during the nine months ended March 31, 2004 was $1,166,911, as compared to $949,296 during the nine months ended March 31, 2003, an increase of $217,615, or 23%. As a percentage of net sales, gross profit was 80% in the quarter ended March 31, 2004, as compared to 77% in the corresponding quarter in 2003. As a percentage of net sales, gross profit was 78% in the nine months ended March 31, 2004, as compared to 78% in the corresponding nine months in 2003. Gross profit increased for the nine months based on increased sales, however as a percentage of net sales gross profit remained consistent with the previous period.

     Operating expenses during the quarter ended March 31, 2004, were $334,887, consisting of $164,029 in salaries and benefits, and $170,858 in selling, general and administrative expenses. This compares to operating expenses during the quarter ended March 31, 2003 of $298,737, consisting of $136,492 in salaries and benefits, and $162,245 in selling, general and administrative expenses. Operating expenses during the nine months ended March 31, 2004, were $977,868, consisting of $466,118 in salaries and benefits, and $511,750 in selling, general and administrative expenses. This compares to operating expenses during the nine months ended March 31, 2003 of $891,746, consisting of $410,400 in salaries and benefits, and $481,346 in selling, general and administrative expenses. Expenses for the quarter and nine months ended March 31, 2004 have increased slightly, which is consistent with the overall growth of the Company. Expenses have seen a shift towards salaries and benefits as the Company has increased its compensation for some employees through incentive based programs.

     Operating profit increased by $68,557 (1,268%) from $73,965 for the quarter ended March 31, 2004, as compared to the comparable quarter in the prior year. Net Profit (before dividend requirements for Preferred Shares) was $66,386 during the quarter ended March 31, 2004, as compared to a net loss of $4,418 during the quarter ended March 31, 2003. The Company believes it has turned the corner towards profitability after surviving the financial difficulties faced in the past. The Company continues to improve its cash position and profitability. The Company had an operating profit of $189,043 in the nine months ended March 31, 2004, as compared to an operating profit of $57,550 in the corresponding nine months in 2003. Net Profit (before dividend requirements for Preferred Shares) was $167,501 during the nine months ended March 31, 2004, as compared to a net profit of $28,970 during the nine months ended March 31, 2003, an increase of 478%. The Company believes that significant increases in sales has come from growth in the Amerx subsidiary as Amerx's products are being stocked by new major medical Physician distribution centers through out the nation. The Amerigel Products overall acceptance has grown steadily in the Podiatric Market.

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

(b) Changes in Internal Controls Over Financial Reporting

     During the third quarter of fiscal 2004, the Company did not institute any significant changes in its internal control over financial reporting that materially affected or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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


                                            PROCYON CORPORATION



May 14, 2004                                By:   /s/ John C. Anderson
------------                                      ------------------------------
Date                                              John C. Anderson, President
                                                  and Chief Financial Officer