Form 10KSB/A
period 2003-06-30
PROCYON CORP
filed 2004-06-18
CIK 812306

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  Form 10-KSB/A


  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
               ACT OF 1934 For the fiscal year ended June 30, 2003

                                       OR

  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


                         Commission file number: 0-17449


                               PROCYON CORPORATION
                  --------------------------------------------
                 (Name of small business issuer in its charter)

         Colorado                                            59-3280822
         --------                                            ----------
(State of  incorporation)                                 (I.R.S. Employer
                                                        Identification Number)

                             1300 South Highland Ave
                            Clearwater, Florida 33756
                     --------------------------------------
                    (Address of principal executive offices)

                    Issuers telephone number :(727) 447-2998

    Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to section 12(g) of the Act: Common Stock

     Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to rile such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrants knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X]

     The Issuer's net revenues for its fiscal year ended June 30, 2003 were:
$1,645,759. The aggregate market value of the 3,545,138 shares of Common Stock held by non-affiliates was $939,462 on May 11, 2004 based on the average bid and asked price of $.265 on such date. As of June10, 2004, 8,045,388 shares of the issuers Common Stock were outstanding.

                    DOCUMENTS INCORPORATED BY REFERENCE: None

          Transitional Small Business Disclosure Format: Yes [ ]No [X]

                                      INDEX


Title                                                                     Page


ITEM     1.DESCRIPTION OF BUSINESS.......................................... 3

ITEM     2.DESCRIPTION OF PROPERTY.......................................... 7

ITEM     3.LEGAL
         PROCEEDINGS........................................................ 7

ITEM     4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............. 7

ITEM     5. MARKET FOR COMPANY'S COMMON EQUITY & RELATED STOCK MATTERS...... 7

ITEM     6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION....... 9

ITEM     7. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA....................... 12

ITEM     8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
         AND FINANCIAL DISCLOSURE........................................... 12

ITEM 8A. CONTROLS AND PROCEDURES............................................ 13

ITEM     9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.............. 13

ITEM     10. EXECUTIVE COMPENSATION......................................... 15

ITEM     11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT......................................................... 16

ITEM     12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS ................ 17

ITEM     13. EXHIBITS AND REPORTS ON FORM 8-K............................... 17

ITEM     14. PRINCIPAL ACCOUNTANT FEES AND SERVICES......................... 18



                                Explanatory Note

This amendment on Form 10-KSB/A to Procyon Corporation's annual report on Form 10-KSB, amends the original filing. Except as set forth in items 9, 10, 11 and 12, no other changes are being made to the original report filed September 29, 2003.

                                     Part I

ITEM 1.  DESCRIPTION OF BUSINESS

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

     Amerx's manufacturing and packaging activities are performed pursuant to current good manufacturing practices ("CGMP") as defined under the United States Federal Food, Drug and Cosmetic Act, as amended (the Act), and the regulations promulgated under the Act. All manufacturing activities are required to comply with the product specifications, supplies and test methods developed by Amerx specifically for its products, as well as the CGMP, which apply to all activities conducted by the manufacturer in the facility.

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

Employees

     As of September 1, 2003, the Company had a total of 13 employees, 12 full-time employees, consisting of 3 management employees, 6 sales-related employees, 3 administrative employees, and 1 part-time employee.

ITEM 2.  DESCRIPTION OF PROPERTIES

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

Fiscal 2002                                          HIGH              LOW
First Quarter.................................   $     .5000       $    .2000
Second Quarter................................         .2000            .0600
Third Quarter.................................         .2500            .0600
Fourth Quarter................................         .7500            .2500

Fiscal 2003                                          HIGH             LOW
First Quarter.................................   $     .9000       $    .5700
Second Quarter................................         .8500            .3000
Third Quarter.................................         .7500            .3000
Fourth Quarter................................         1.000            .2500

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


         Plan Category                  Number of Securities to     Weighted-average exercise   Number of securities
                                        be issued upon exercise     price of outstanding        remaining available for
                                        of outstanding options,     options, warrants and       future issuance under
                                        warrants and rights         rights                      equity compensation plans
                                                                                                (excluding securities
                                                                                                reflected in column (a))

                                                  ( a )                       ( b )                        ( c )
         Equity compensation plans               300,000*                     $0.20                      603,500*
         approved by security holders
         Equity compensation plans
         not approved by security holders              0                          0                            0

                                        --------------------------- --------------------------- ----------------------------
         Total                                   300,000                      $0.20                       603,500
                                        =========================== =========================== ============================

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

     Liquidity and Capital Resources

     Historically, the Company has financed its operations through a combination of revenues from operations, shareholder loans, and the public sales of equity. As of June 30, 2003, the Company's principal sources of liquidity included inventories of approximately $97,000, and net accounts receivable of approximately $148,000. The Company had negative working capital of approximately $268,000 and long-term debt of approximately $21,000 at June 30, 2003.

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

                          INDEX TO FINANCIAL STATEMENTS
                             -----------------------
                                                                            Page

Report of Independent Certified Public Accountants......................... F-1

Consolidated Balance Sheet June 30, 2003................................... F-2

Consolidated Statements of Operations For the Years
   Ended June 30, 2003 and 2002............................................ F-3

Consolidated Statements of Stockholders' Deficiency For the
   Years Ended June 30, 2003 and 2002...................................... F-4

Consolidated Statements of Cash Flows For the Years
   Ended June 30, 2003 and 2002............................................ F-5

Notes to Consolidated  Financial  Statements............................... F-6

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

PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers

                                          Capacities in                               Director
Name                           Age        Which Served                                Since
---------                      ---        ------------                                ---------

John C. Anderson               61         President, Chief Executive and              1994
                                          Financial Officer and Director
Chester L. Wallack             63         Director                                    1995
Fred W. Suggs, Jr.             58         Director                                    1995
Alan B. Crane                  54         Director                                    1995
Richard T. Thompson            53         Director                                    1998
Jeffery S. Slowgrove           47         Director                                    1999

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

Significant Employees

     James B. Anderson. Since 1993, Mr. Anderson has been involved with Amerx Health Care Corp as its Chief Information Officer. In 1996, Mr. Anderson became involved with Procyon Corporation after its merger and has since performed the duties of Vice President of Operations. Prior to Mr. Anderson's work with the Company, he was involved with importing and exporting to Russia and Direct Mail Marketing. He received a B.S. from the University of South Florida. Mr. Anderson is the son of John C. Anderson, the Company's President, Chief Executive and Financial Officer, and the brother of Justice W. Anderson.

     Justice W. Anderson. Since January of 2001, Mr. Anderson has been Vice President of Sales for Amerx Health Care Corp. He also serves on the board of the American Academy of Podiatric Practice Management. From August 2000 to January 2001 he served as Senior Sales Representative, and as a sales representative from May 2000 to August 2000. He received a B.A. degree from the University of Florida. Mr. Anderson is the son of John C. Anderson, the Company's President, Chief Executive and Financial Officer, and the brother of James B. Anderson

Compliance With Section 16(a) of the Exchange Act

     Under the securities laws of the United States, the Company's directors, its executive officers, and any persons holding more than ten percent of the Company's Common Stock are required to report their initial ownership of the Company's Common Stock and any subsequent changes in that ownership to the Securities and Exchange Commission and the Company. Specific due dates for these reports have been established and the Company is required to disclose in this proxy statement any failure to file, or late filing, of such reports with respect to the fiscal year 2003. To the Company's knowledge, based solely on a review of the copies of reports furnished to the Company and written representations with respect to filing of such reports, the Company believes that all Section 16(a) filing requirements applicable to the Company's executive officers, directors and greater than ten percent beneficial owners were complied with for the fiscal year ended June 30, 2003.

ITEM 10. EXECUTIVE COMPENSATION

     The following table sets forth the annual and long- term compensation for services in all capacities to the Company for the three fiscal years ended June 30, 2003, 2002 and 2001 of the Company's Chief Executive Officer (the "Named Executive Officer"). No other officer of the Company received total annual salary and bonus in excess of $100,000 during the fiscal year ended June 30, 2003 ("fiscal 2003").



                                            Summary Compensation Table
                                            --------------------------

                           Annual Compensation                        Long Term Compensation


Name and                                                              Awards            Payouts
Principal                                          Other annual    Restricted    Securities Underlying    LTIP         All Other
Position          Year     Salary($)   Bonus($)    compensation   Stock award(s)   Options/SARs (#)      Payouts($)  Compensation($)
--------          ----     ---------   --------    ------------   --------------   ----------------      ----------  ---------------

John C. Anderson, 2003     $75,800       -0-           -0-             -0-               -0-               -0-            -0-
C.E.O., and       2002     $73,100       -0-           -0-             -0-               -0-               -0-            -0-
Director          2001     $86,100       -0-           -0-             -0-            10,000               -0-            -0-

                            Compensation of Directors

No employee of the Company receives any additional compensation for his services as a director. Non-employee directors may receive up to 10,000 options to purchase shares of common sock for each year served, subject to the Board's approval. The Board of Directors has authorized payment of reasonable travel or other out-of-pocket expenses incurred by non- management directors in attending meetings of the Board of Directors. The Board of Directors may consider alternative director compensation arrangements from time to time. During fiscal 2003, no options were issued to non-employee directors.

Stock Option Plan

The Company's 1998 Omnibus Stock Option Plan (the "1998 Plan") is designed as a comprehensive benefit plan that gives the Company the ability to offer a variety of equity based incentives and awards to persons who are key to the Company's growth, development and financial success. The 1998 Plan permits the grant of awards to directors, employees and consultants of the Company and its subsidiaries. The 1998 Plan provides for the grant of incentive stock options ("Incentive Stock Options") within the meaning of the Code, non-qualified stock options, restricted shares, performance units, performance shares, dividend equivalent, share appreciation rights ("SARs") and other forms of awards, including deferrals of earned awards, (collectively, the "Awards"). Employees and non-employees to whom an offer of employment has been extended, directors and consultants of the Company are all eligible participants for all Awards, except that Incentive Stock Options may be granted only to employees. The 1998 Plan is administered by the Compensation Committee of the Board of Directors, which construes and interprets the 1998 Plan, determines the terms and conditions of the Awards granted under the 1998 Plan, including the individuals who are to granted Awards, the exercise price, if any, the number of shares subject to an Award and the vesting and duration of Awards, subject to any restrictions contained in the 1998 Plan. The maximum number of shares of Common Stock reserved and available for Awards under the 1998 Plan is 1,000,000 and the Compensation Committee may limit the number of shares that may be awarded in the form of restricted stock Awards. The exercise price of Incentive Stock Options granted under the 1998 Plan must be at least equal to the fair market value of the Common Stock of the Company on the date of grant, and must be 110% of fair market value when granted to an employee who owns shares representing more than 10% of the voting power of all classes of stock of the Company. The exercise price of non-qualified stock options granted under the 1998 Plan can not be less than 85% of the fair market value of the Common Stock on the date of grant. The term of all options granted under the 1998 Plan may not exceed ten years, except the term of Incentive Stock Options granted to a 10% or more stockholder, may not exceed five years. The 1998 Plan may be amended or terminated by the Board of Directors, but no such action may impair the rights of a participant under a previously granted option. The 1998 Plan provides for the award of SARs and Performance Units and Performance Shares. A SAR is an incentive Award that permits the holder to receive (per share covered thereby) the amount by which the fair market value of a share of Common Stock on the date of exercise exceeds the fair market value of such share on the date the SAR was granted or at such date as the Compensation Committee designates. The Compensation Committee may grant SARs independently, in addition to, or in tandem (such that the exercise of the SAR or related stock option will result in forfeiture of the right to exercise the related stock option or SAR for an equivalent number of shares) with a stock option Award. A Performance Unit or Performance Share is an incentive Award whereby the Company commits to make a distribution depending on the attainment of a performance objective and condition established by the Committee and the base value of the Performance Unit or Performance Share. Upon termination of services of a non-employee director or consultant, all options issuable, but not yet granted, to such persons for services rendered shall be granted and all options shall remain exercisable for the original option term. Options granted to an employee are exercisable for specified periods of time ranging from one month to one year following an employee's termination depending on the circumstances of the termination, except that options granted to an employee terminated for cause shall not be exercisable to any extent after termination. An unexercised option is exercisable only to the extent that it was exercisable on the date of termination. The 1998 Plan provides that, in the event the Company enters into an agreement providing for the merger of the Company into another corporation, an exchange of shares with another corporation, the reorganization of the Company or the sale of substantially all of the Company's assets, unvested stock options become immediately vested and exercisable. Upon the consummation of the merger, exchange, reorganization or sale of assets, the successor corporation must assume all Awards or substitute another Award on substantially identical terms to the outstanding Award.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding beneficial ownership of Common Stock as of June 10, 2004 by (I) each person known by the Company to own beneficially more than 5% of the outstanding Common Stock, (ii) each director or director nominee, and (iii) all executive officers and directors as a group. Each person has sole voting and sole investment or dispositive power with respect to the shares shown except as noted. The address of each person listed is 1150 Cleveland Street, #410, Clearwater, Florida 33755.

                         Shareholdings on June 10, 2004
                         ------------------------------
                                               Number of        Percent of
    Name and Address                           Shares (1)          Class
    ------------                             ------------       ----------
John C. Anderson                             3,410,000(2)           42.2
Chester L. Wallack(l)                          120,000(2)            1.4
Fred W. Suggs(l)                               160,000(2)            2.0
Alan B. Crane(1)                                80,000(2)         *
Richard T. Thompson                             65,000(3)         *
Jeffery S. Slowgrove                           716,200(4)            8.9
All directors and officers
and director nominees
as a group (six persons)                     4,551,200              56.3%
RM.S. Limited Partnership                    1,600,000              19.8%

*Less than 1%

(1)  Member of the Compensation Committee.

(2)  Includes 60,000 shares of exercisable options.

(3) Includes 20,000 shares of exercisable options. (4) Includes 10,000 shares of exercisable options.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Since its inception, Mr. Anderson has made advances to the Company when necessary to fund its operations. As of June 30, 2003 the balance outstanding to Mr. Anderson was $291,488. At June 10, 2004, the Company owed him $261,488 which is the outstanding balance on due on demand line of credit, with a financial institution, collateralized by Mr. Anderson's personal residence. The line of credit is renewed annually. The line of credit is extended to the Company in the form of a note payable, with interest at 8% per annum. The note payable is due on demand from Mr. Anderson. Mr. James Anderson has advanced the Company funds when necessary as well. As of October 2003, Mr. James Anderson had advanced the Company $69,092 in credit use of personal credit cards, as well as a loan of $25,000, the balance at which time stood at $14,911.93. The balance for Mr. James Anderson's advances as of June 10, 2004 were $38,581 in personal credit use, and $14,912 in loans.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits

         1. The financial statements filed herewith are listed in the Index to Financial Statements included in Item 7.

         Exhibit No.                Document

         *   3.1           Articles of Incorporation
         +   3.1.1         Articles of Amendment to Articles of Incorporation
         *   3.2           Bylaws
         +   4.1           Designation of Series A Preferred Stock
         +                 10.4 Loan and Security Agreement, dated as of January
                           1, 1995, by and between the Company and Amerx Health
                           Care Corp., including Promissory Notes issued there
                           under.
         o   10.4          Agreement and Plan of Exchange, dated January 31,
                           1996, by and between the Company and Amerx.
         x   31.1          Certification of John C. Anderson pursuant to
                           Exchange Act Rule 13a-14(a)/15d-14(a)
         x   32.1          Certification Pursuant to 18 U.S.C.ss.1350, as
                           Adopted Pursuant to Section 906 of the Sarbanes-
                           Oxley Act Of 2002

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

                                PROCYON CORPORATION

                                By:      /s/ John C. Anderson
                                ------------------------------------------------
                                John C. Anderson, President and acting Principal Executive, Financial and Accounting Officer
Date:    June 10, 2004

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                      Title                                   Date
---------                      -----                                  ----

/s/  John C. Anderson          President and Acting
-----------------------        Principal Executive, Financial          10-29-01
John C. Anderson               and Accounting Officer

                                  EXHIBIT INDEX

Exhibit No.                             Document                        Item No.
-----------                             --------                        --------

  *   3.1       Articles of Incorporation                                    3
  +   3.1.1     Articles of Amendment to Articles of Incorporation           3
  *   3.2       Bylaws
                                                                             3
  +   4.1       Designation of Series A Preferred Stock                      4
  +  10.4       Loan and Security Agreement, dated as of January 1, 1995,
                by and between the Company and Amerx Health Care Corp.,
                including Promissory Notes issued there under.              10
  o   10.4      Agreement and Plan of Exchange, dated January 31, 1996, by and between the Company and Amerx.
  x   31.1      Certification of John C. Anderson pursuant to Exchange Act
                Rule 13a-14(a)/15d-14(a)
  x   32.1      Certification Pursuant to 18 U.S.C.ss.1350, as Adopted Pursuant
                to Section 906 of the Sarbanes-Oxley Act Of 2002

* Incorporated by reference to the Company's Registration Statement on Form S-1, S.E.C. File No. 33-13273.
+ Incorporated by reference to the Company's Form 10-KSB for the fiscal year ended June 30, 1995.
o Incorporated by reference to the Company's Form 8-K filed on or about February 2, 1996.
x    Filed herewith.

                               TABLE OF CONTENTS




                                                                       Page No.
                                                                       --------


REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS.......................F-1



FINANCIAL STATEMENTS


  Consolidated Balance Sheet.............................................F-2

  Consolidated Statements of Operations..................................F-3

  Consolidated Statements of Stockholders' Deficiency....................F-4

  Consolidated Statements of Cash Flows..................................F-5

  Notes to Financial Statements..........................................F-6

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







FERLITA, WALSH & GONZALEZ, P.A.
Certified Public Accountants
Tampa, Florida

August 11, 2003

PROCYON CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
June 30, 2003

ASSETS

CURRENT ASSETS
  Cash                                                              $    41,549
  Accounts receivable, less allowance
    of $20,500 for doubtful accounts                                    148,052
  Prepaid expenses                                                       28,265
  Inventories                                                            96,522
                                                                    -----------

               TOTAL CURRENT ASSETS                                     314,388

PROPERTY AND EQUIPMENT
  Office equipment                                                       85,884
  Furniture and fixtures                                                 15,164
  Production equipment                                                   14,236
                                                                    -----------
                                                                        115,284
  Accumulated depreciation                                              (66,155)
                                                                    -----------

                                                                         49,129

OTHER ASSETS
  Deposits                                                                  844
  Certificates of deposit, restricted                                    17,114
                                                                    -----------
                                                                         17,958
                                                                    -----------
                                                                    $   381,475
                                                                    ===========

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
  Current portion of long-term note payable to stockholder          $     6,319
  Current portion of capital lease obligations                            8,202
  Accounts payable                                                      208,111
  Accrued expenses                                                       67,402
  Note payable to stockholder                                           291,488
                                                                    -----------

               TOTAL CURRENT LIABILITIES                                581,522

LONG-TERM DEBT
  Note payable to stockholder                                             9,920
  Capital lease obligations                                              10,931
                                                                    -----------

                                                                         20,851


STOCKHOLDERS' DEFICIENCY
  Preferred stock, 496,000,000 shares authorized;
    none issued                                                               0
  Series A cumulative convertible preferred stock,
    no par value; 4,000,000 shares authorized;
    231,100 shares issued and outstanding                               186,950
  Common stock, no par value, 80,000,000 shares
    authorized; 8,020,388 shares issued and outstanding               4,384,676
  Paid-in capital                                                         6,000
  Accumulated deficit                                                (4,798,524)
                                                                    -----------

                                                                       (220,898)

                                                                    $   381,475
                                                                    ===========


The accompanying notes are an integral part of these financial statements.

PROCYON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended June 30, 2003 and 2002

                                                       2003             2002
                                                       ----             ----

NET SALES                                          $ 1,645,759      $ 1,358,278

COST OF SALES                                          363,819          262,639
                                                   -----------      -----------

GROSS PROFIT                                         1,281,940        1,095,639

OPERATING EXPENSES
  Salaries and benefits                                560,073          456,720
  Selling, general and administrative                  648,409          740,294
                                                   -----------      -----------
                                                     1,208,482        1,197,014
                                                   -----------      -----------

INCOME (LOSS) FROM OPERATIONS                           73,458         (101,375)

OTHER INCOME (EXPENSE)
  Other income                                              80              446
  Interest income                                          426              580
  Interest expense                                     (41,958)         (37,562)
                                                   -----------      -----------
                                                       (41,452)         (36,536)
                                                   -----------      -----------

INCOME (LOSS) BEFORE INCOME TAXES                       32,006         (137,911)

INCOME TAX EXPENSE
  Before loss carryforwards                              8,238                0
  Current benefit of loss carryforwards                 (8,238)               0
                                                   -----------      -----------
                                                             0                0
                                                   -----------      -----------

NET INCOME (LOSS)                                       32,006         (137,911)

Dividend requirements on preferred stock                 6,140          (28,860)
                                                   -----------      -----------

Income (loss) applicable to common stock           $    38,146      $  (166,771)
                                                   ===========      ===========

Basic and diluted net income
  (loss) per common share                          $      --        $     (0.02)
                                                   ===========      ===========

Weighted average number of common
  shares outstanding, basic and diluted              7,907,647        7,815,973
                                                   ===========      ===========


The accompanying notes are an integral part of these financial statements.



PROCYON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
Years Ended June 30, 2003 and 2002

                                 Preferred Stock                Common Stock
                                 --------------------------     ------------------------    Paid-in     Accumulated
                                    Shares         Amount         Shares        Amount      Capital        Deficit        Total
                                 -----------    -----------     ----------   -----------   ----------    -----------    -----------
Balance, June 30, 2001               288,600    $   244,450      7,840,338   $ 4,262,414   $      --     $(4,692,619)   $  (185,755)

  Net loss                              --             --             --            --            --        (137,911)      (137,911)
                                 -----------    -----------    -----------   -----------   -----------   -----------    -----------

Balance, June 30, 2002               288,600        244,450      7,840,338     4,262,414          --      (4,830,530)      (323,666)

  Stock options issued for
    services                            --             --             --            --           6,000          --            6,000

  Conversion of preferred
    stock to common stock            (57,500)       (57,500)        57,500        57,500          --            --             --

  Common stock issued for
    services                            --             --           26,050         6,862          --            --            6,862

  Stock options exercised               --             --           96,500        57,900          --            --           57,900

  Net income                            --             --             --            --            --          32,006         32,006
                                 -----------    -----------    -----------   -----------   -----------   -----------    -----------

Balance, June 30, 2003               231,100    $   186,950      8,020,388   $ 4,384,676   $     6,000   $(4,798,524)   $  (220,898)
                                 ===========    ===========    ===========   ===========   ===========   ===========    ===========


The accompanying ntoes are an integral part of these financial statements.




PROCYON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended June 30, 2003 and 2002
                                                                 2003                     2002
                                                                 ----                     ----
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                            $  32,006               $(137,911)
  Adjustments to reconcile net income (loss) to
    net cash used by operating activities:

    Depreciation                                                  15,984                  13,170
    Allowance for doubtful accounts                               12,000                   8,000
    Write off of uncollectible accounts                           21,215                   1,712
    Accrued interest on certificate of deposit                      --                       459
    Common stock issued for services                               6,862                    --
    Stock options issued for services                              6,000                    --
    Decrease (increase) in:
      Accounts receivable                                        (71,282)                (49,882)
      Inventory                                                  (39,219)                (12,570)
      Prepaid expenses                                             7,019                 (16,141)
      Other assets                                                  --                       676
    Increase (decrease) in:
      Excess of checks issued over bank balance                  (24,168)                 24,168
      Accounts payable                                           (41,259)                (21,124)
      Accrued expenses                                            37,628                 (27,868)
                                                               ---------               ---------
            NET CASH USED BY
            OPERATING ACTIVITIES                                 (37,214)               (217,311)

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from disposition of property and equipment               --                     1,982
  Purchase of property and equipment                              (1,222)                 (8,994)
                                                               ---------               ---------
            NET CASH USED BY
            INVESTING ACTIVITIES                                  (1,222)                 (7,012)

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from stockholder loan                                  33,000                 183,487
  Payments of capital lease obligations                           (5,416)                   --
  Proceeds from long-term debt                                      --                    25,000
  Repayment of long-term debt                                     (5,499)                 (3,263)
  Proceeds from issuance of common stock                          57,900                    --
                                                               ---------               ---------
            NET CASH PROVIDED BY
            FINANCING ACTIVITIES                                  79,985                 205,224
                                                               ---------               ---------

            NET CHANGE IN CASH                                    41,549                 (19,099)

CASH AT BEGINNING OF PERIOD                                         --                    19,099

            CASH AT END OF PERIOD                              $  41,549               $    --
                                                               =========               =========


SUPPLEMENTAL DISCLOSURES

Taxes Paid                                                     $    --                 $    --
Interest Paid                                                  $  41,958               $  37,562

NONCASH TRANSACTIONS DISCLOSURE:
Conversion of Series A cumulative convertible
   preferred stock to common stock                             $  57,500               $    --
Common stock issued for services                               $   6,862               $    --
Stock options issued for services                              $   6,000               $    --
Purchase of property and equipment under
   capital lease obligations                                   $  24,549               $    --


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

PROCYON CORPORATION AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS

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

Additional information with respect to the Plan's stock option activity is as follows:

                                                               Weighted
                                             Number of         Average
                                               Shares       Exercise Price
                                            -------------  -----------------
Outstanding at June 30, 2001                    300,000         $   0.20
 Granted                                           --
 Exercised                                         --
 Cancelled                                         --
                                               --------
Outstanding at June 30, 2002                    300,000         $   0.20
 Granted                                        275,000             0.87
 Exercised                                      (96,500)            0.60
 Expired                                       (178,500)            1.02
                                                                --------
Outstanding at June 30, 2003                    300,000         $   0.20
                                               ========         ========

Options exercisable at June 30, 2002            300,000         $   0.20
                                               ========         ========

Options exercisable at June 30, 2003            300,000         $   0.20
                                               ========         ========

The following table summarizes information about stock options outstanding at June 30, 2003:

                                   Stock Options Outstanding
                     ---------------------------------------------------------
                                       Weighted Average
                       Number of           Remaining             Weighted
     Range of            Shares        Contractual Life          Average
 Exercise Prices      Outstanding          In Years           Exercise Price
-------------------  --------------- ----------------------  -----------------
  $0.15 - $0.20       65,000                 7.39                 $0.16

  $0.20 - $0.25      235,000                 6.51                 $0.21
                     -------
                     300,000                 6.70                 $0.20
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

                                                          2003        2002
                                                        ---------  ----------
Net income (loss) applicable to common stock:
  As reported                                           $  32,006  $ (137,911)
  Pro forma adjustment for compensation                         -           -
                                                        ---------  ----------
  Pro forma                                             $  32,006  $ (137,911)
                                                        =========  ==========

Basic and diluted income (loss) per common share:
  As reported                                           $     -    $    (0.40)
  Pro forma                                             $     -    $    (0.40)

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

                                               2003              2002
                                            -------       ---------------------
   Risk-free interest rate                    1.09%
   Expected volatility of common stock      513.04%       There were no options
   Dividend yield                               0%         granted during this
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
                                             ==========

NOTE D - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

                                          Owned          Leased         Total
                                       ----------      ---------      ---------
Office equipment                        $  60,519      $  25,365      $  85,884
Furniture and fixtures                     15,164           --           15,164
Production equipment                       14,236           --           14,236
                                        ---------      ---------      ---------
                                           89,919         25,365        115,284
Less accumulated depreciation             (61,633)        (4,522)       (66,155)
                                        ---------      ---------      ---------
                                        $  28,286      $  20,843      $  49,129
                                        =========      =========      =========

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

NOTE F - COMMITMENTS AND CONTINGENCIES

Leases
------

The Company leases certain equipment under various capital and operating leases expiring through year 2008. Certain capital leases contain bargain purchase options at the end of the lease terms. The minimum lease payments due under the lease agreements for fiscal years ended June 30 is as follow:

                                2004           $        17,738
                                2005                    15,885
                                2006                     9,356
                                2007                     1,515
                        2008 and thereafter                379
                                               ---------------
                                               $        44,873
                                               ===============


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

PROCYON CORPORATION AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS

NOTE G - LONG-TERM DEBT

Long-term debt consists of a note payable to one of the Company's officers. The note calls for monthly payments of approximately $683 at an interest rate of 14% per annum. Maturities of long-term debt for the years ending June 30 are as follows:

                        2004              $6,319
                        2005               7,264
                        2006               2,656
                                          ------
                                          16,239
                Less: current portion     (6,319)
                                          ------
                                          $9,920
                                          ======

The Company leases certain equipment under various capital leases expiring through year 2006. Certain capital leases contain bargain purchase options at the end of the lease terms. The minimum lease payment due under the lease agreements for fiscal years ended June 30 is as follow:

               2004                                      $11,213
               2005                                        9,350
               2006                                        2,820
                                                        --------
               Total minimum lease payments               23,383
               Less: amount representing interest         (4,250)
                                                         -------
               Total obligations under capital leases     19,133
               Less: current portion                      (8,202)
                                                         -------
                                                         $10,931
                                                         =======

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
                                                     ===========    ===========

Weighted-average number of shares
outstanding used in computation:
Basic and diluted                                      7,907,647       7,815,973
                                                       =========       =========

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

Although the Company had consolidated net income for the year ended June 30, 2003, no provision of federal income taxes was provided due to available net operating loss carryforwards. The provision for federal income taxes at statutory rates is computed as follows:

PROCYON CORPORATION AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS

                                                           2003           2002
                                                         -------          ------
Taxes at statutory 15% rate                              $ 8,238          $ --
Tax effect of:
  Net operating loss benefits                             (8,238)           --
                                                         -------          ------
                                                         $  --            $ --
                                                         =======          ======

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

Segments Information

                                              Wound Care          Diabetic
                                June 30,       Products           Products            Other           Consolidated
                                -------       ----------         ----------         ----------         -----------
Revenues                         2003         $1,322,763         $  318,258         $    4,738         $1,645,759
                                 2002          1,167,651            171,036             19,591          1,358,278

Gross Profit                     2003          1,141,846            139,821                273          1,281,940
                                 2002          1,009,387             86,141                111          1,095,639

Identifiable Assets              2003            253,262            108,959             19,254            381,475
                                 2002            152,749             75,453               --              228,202

Property and Equipment
Additions                        2003             16,478              9,293               --               25,771
                                 2002              8,994               --                 --                8,994

Depreciation                     2003             13,143              1,384              1,457             15,984
                                 2002             11,092                623              1,455             13,170

PROCYON CORPORATION AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS

Geographical Information

The Company operates and sells its products to its customers within the United States. All assets are located within the United States.

NOTE M - RECENT ACCOUNTING PRONOUNCEMENTS

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