Form 10KSB
period 2004-06-30
PROCYON CORP
filed 2004-09-28
CIK 812306

FORM 10-KSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended June 30, 2004

                         Commission file number 0-17449

                               PROCYON CORPORATION
                  --------------------------------------------
                 (Name of small business issuer in its charter)

      Colorado                                                59-3280822
 ----------------------                                  ---------------------
(State of incorporation)                                (I.R.S. Employer ID No.)

              1300 South Highland Avenue, Clearwater, Florida 33756
                ------------------------------------------------
               (Address of principal executive offices)(Zip Code)

         Issuer's telephone number, including area code: (727) 447-2998

           Securities registered pursuant to Section 12(b) of the Act:
                                      None

           Securities registered pursuant to section 12(g) of the Act:
                                  Common Stock


[X] Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

[ ] Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrants knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.


Revenues for the fiscal year ended June 30, 2004: $2,024,776

The aggregate market value of the 3,726,188 shares of Common Stock held by non-affiliates was $876,359 on September 20, 2004 based on the average bid and asked price of $.235 on such date. As of September 20, 2004, 8,045,388 shares of the issuers Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

The information required by Part III of this annual report is incorporated by reference from the registrants' definitive proxy statement to be filed with the Commission on or before October 28, 2004. If such proxy statement is not filed by such date, the information required by Part III of this annual report will be filed with the Commission as an amendment to this Form 10-KSB under cover of Form 10-KSB/A, not later than October 28, 2004.

Transitional Small Business Disclosure Format: Yes No X

                                      INDEX


Title                                                                      Page



ITEM 1.DESCRIPTION OF BUSINESS...............................................3

ITEM 2.DESCRIPTION OF PROPERTY...............................................7

ITEM 3.LEGAL PROCEEDINGS.....................................................8

ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS....................8

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.............8

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
        OPERATION............................................................10

ITEM 7. FINANCIAL STATEMENTS.................................................15

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
        AND FINANCIAL DISCLOSURE.............................................15

ITEM 8A. CONTROLS AND PROCEDURES.............................................15

ITEM 8B. OTHER INFORMATION...................................................16

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
..............................................................................16

ITEM 10. EXECUTIVE COMPENSATION..............................................16

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS, MANAGEMENT
         AND RELATED STOCKHOLDER MATTERS.....................................16

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS......................16

ITEM 13.

EXHIBITS.....................................................................17

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES..............................17

                                     Part I

ITEM 1. DESCRIPTION OF BUSINESS

History and Organization

     Procyon Corporation (the "Company"), a Colorado corporation, was incorporated on March 19, 1987 and was deemed a development stage company until May 1996 when it acquired Amerx Health Care Corp. ("Amerx"), a corporation based in Clearwater, Florida, which was wholly owned by John C. Anderson. Amerx develops and markets proprietary medical products used in the treatment of pressure ulcers, dermatitis, inflammation and other skin problems. Sirius Medical Supply, Inc. ("Sirius"), a Florida corporation, was formed in 2000 to operate as a full service mail order medical supply company selling primarily to Medicare customers. Amerx and Sirius are wholly owned subsidiaries of Procyon Corporation. Historically, Amerx's products have been sold through distributors to health care institutions, such as physicians, nursing homes and home health care agencies, and to retailers, including national and regional chain stores and pharmacies, while Sirius's products are sold directly to Medicare and Medicaid patients.

Products

     Amerx Health Care Corp.

     Amerx's products currently consist of AmeriGel(R) Hydrogel Wound Dressing, AmeriGel(R) Preventive Care Lotion, AmeriGel(R) Preventive Barrier Lotion, and AmeriGel(R) Saline Wound Wash. The AmeriGel(R) Hydrogel Wound Dressing is formulated to be used as a wound dressing to manage pressure ulcers stages I-IV, stasis ulcers, diabetic skin ulcers, post surgical incisions, cuts, abrasions, first and second degree burns, and skin irritations. The AmeriGel(R) Preventive Care Lotion contains emollients, which restore moisture to fragile skin, protect the skin against tears and chafing, and assist in prevention of chronic pressure ulcers. The AmeriGel(R) Barrier Lotion provides barrier protection to reduce the harmful effects to the skin of urine and feces in incontinent patients. The AmeriGel(R) Saline Wound Wash was introduced as a wound cleanser that contains saline and Oakin. The industry standard for wound cleansing has been saline, since tap water has chemicals and additives that can potentially be harmful to a chronic wound.

     Amerx introduced no new products to the market in the year ended June 30, 2004 ("fiscal 2004"), concentrating efforts on market penetration of the current product line. However Amerx recently developed a two-inch impregnated gauze saturated with AmeriGel(R) Hydrogel Wound Dressing simply called Amerigel Impregnated Gauze. The Company obtained the manufacturing, Food and Drug Administration ("FDA") registration, and Medicare reimbursement codes for this product in the last quarter of fiscal 2004. Manufacturing was finished in August 2004, and the product was introduced at the National Podiatry Conference held in Boston in August, 2004.

     Amerx now holds two Medicare reimbursement codes, each for wound dressing products. The first reimbursement code is for the Amerigel Wound Dressing, reimbursed at 3 ounces per month. The second reimbursement code is for the new impregnated gauze, and is reimbursed on a per pad or per use basis. Amerx believes that these reimbursement codes are beneficial to its business, providing the ability for customers to charge Medicare for the use of the product. To date, sales in the institutional market paid by Medicare reimbursements have not been significant. However, management believes that the reimbursement codes have aided sales in the professional market. Management believes that the addition of the new reimbursement code will positively impact sales in both the institutional and professional markets.

     Management believes that a market may exist for the application of its formulations in the dermatology field. Preliminary discussions with dermatologists have occurred, and specific interest has been expressed in the current and future formulations of the Amerigel Lotion product line. The Company is in process of organizing studies intended to assist Amerx in developing products for the dermatology market. The Company has not expended any funds towards research and development efforts during fiscal years 2003 or 2004, but believes this will change in fiscal 2005, as more studies are anticipated to further develop markets.

     Management believes that each Amerx product is based on proprietary formulations, which the Company protects as trade secret information. Each product is registered with the Food and Drug Administration and receives a National Drug Code.

     Amerx sells it products primarily to distributors, pharmacies, doctors, and end-users. Acquisition of a Medicare reimbursement code in June 2002, along with increased marketing and support tailored to the podiatry community, led to increased sales in fiscal 2004. According to a survey of podiatrists conducted by Podiatry Management magazine in 2003, Amerx's Amerigel Wound Dressing was the topical dressing most recommended by podiatrists (23%) for use following a matrixectomy procedure. Amerx hopes to maintain its progress into the podiatry market, with continued support for the market's professionals in fiscal 2005.

     Sirius Medical Supply

     Sirius's products consist primarily of diabetic supplies, glucose monitors, heating pads, lancets, test strips and syringes. Sirius hopes to add more products to its inventory in fiscal year 2005, including the potential development of new products in other markets such as incontinence, respiratory, and wound care. To the extent that Sirius is able to develop successful products in these markets, of which there can be no assurance, the addition of these markets would help Sirius to reach its goal of becoming a full service mail order medical supply company. Sirius continues to build its customer base with advertisements and referrals and continually tests new methods for reaching new customers. Sirius also has a website (www.siriusmedical.com) to serve new and existing customers.

Market for Products

     The institutional market for Amerx's skin and wound care treatment products is primarily comprised of hospitals, nursing homes, home health care agencies and other health care institutions. Management believes that AmeriGel(R) products represent an inexpensive, yet effective, treatment and prevention program for chronic pressure ulcers and other skin problems, which are treated in health care institutions.

     The retail market for Amerx's skin care and wound care products is comprised mainly of national and regional chain stores as well as independent retail pharmacies that sell such products to individuals.

     The professional market for Amerx's skin care and wound care products is comprised of physicians who dispense products to their patients. These products are presently sold directly to physicians as well as to distributors who specialize in servicing these physicians.

     The market for Sirius's products is primarily comprised of diabetic patients who receive benefits from Medicare or Medicaid, or from their insurance companies. Sirius attracts these customers through advertising and direct marketing.

Distribution and Sales

     Amerx's traditional method of distribution has been through retail and institutional distributors. Management expects to continue increasing its distributor base, particularly with distributors with an ability to introduce Amerx's products in new geographical areas and to new retail chains. Amerx added two national distributors, Meyer Distribution and Moore Medical, among others in fiscal 2004, who primarily service doctors' offices. Distributors typically purchase products from Amerx on standard credit terms. Amerx supports its distributors through product literature, advertising and limited participation at industry trade shows. All existing distributors sell Amerx products on a non-exclusive basis.

     Sirius's channel of distribution is by mail order, direct to consumers. The Company has attracted and retained customers through its direct response marketing efforts, which is the only method used by Sirius to attract customers. Sirius intends to test new marketing channels in fiscal 2005. Sirius's customer base is growing and has more than doubled in the last fiscal year. The Company believes it has substantial potential for increased sales as the market contains over 17 million diabetics in the United States, and is growing, according to the American Diabetes Association.

     The Company periodically receives inquiries about foreign market distribution. These inquiries have been generated by the Company's advertising, market presence and web sites (www.amerxhc.com and www.amerigel.com). The Company intends to respond to and pursue all such inquiries.

Significant Customers

     Amerx's customer base has become more diversified over the past three fiscal years. Management believes that, while any customer loss would be harmful to the Company, only one customer accounts for over five percent of the Company's gross sales. The Company has been able to maintain relationships with its distributors and has been able to establish relationships with a few new distributors each year. Sirius has no significant customers as it sells only to end users.

Manufacturing

     During fiscal 2004, manufacturing of all of Amerx's products was completed by a small family owned manufacturing facility. This company also performed , and management expects that it will continue to perform, research and development activities for Amerx. Amerx does not have a written contract with this manufacturer and there are no minimum purchase agreements. Management believes there are other companies that could manufacture Amerx's products according to its specifications, if necessary. The sudden loss or failure of this manufacturer could significantly impair Amerx's ability to fulfill customer orders on a short-term basis and therefore, could materially and adversely affect the Company's operations.

Management believes that it has a good relationship with the manufacturer and does not foresee that changing in the future.

     Amerx's manufacturing and packaging activities are performed pursuant to current good manufacturing practices ("CGMP") as defined under the United States Federal Food, Drug and Cosmetic Act, as amended (the "FFDC Act"), and the regulations promulgated under the FFDC Act. All manufacturing activities are required to comply with the product specifications, supplies and test methods developed by Amerx specifically for its products, as well as the CGMP.

     A single manufacturer furnishes one proprietary ingredient contained in all of Amerx's products. Amerx does not have a written contract with this supplier and management believes that an alternative supplier could be secured within a reasonable period of time. The manufacturer generally provides other raw materials and ingredients and management believes there are multiple suppliers of these materials and ingredients. However, there can be no assurance that Amerx would be able to timely secure an alternative supplier and the failure to replace this supplier in a timely manner could materially harm Amerx's operations. Management believes that it has a good working relationship with this supplier and does not anticipate any disruption of supplies.

     Sirius purchases its products from several different medical companies either on a direct basis, or through medical distributors. Sirius carries most every major brand of diabetic testing products as well as some off brand diabetic testing products. Management believes that if it lost one or more of its suppliers, this would not have an adverse material impact on Sirius, as there are other suitable suppliers, as well as an assortment of products that achieve similar goals.

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

Competition

     The market for skin and wound care treatment products is highly competitive and fragmented. Competition is intense and is based primarily on product efficacy, brand recognition, loyalty, quality, price and availability of shelf space in the retail market. Amerx competes against several large well-capitalized companies offering a broad range of skin treatment products as well as numerous small competitors having a limited number of products. Many of these competitors have longer operating histories, better name recognition and greater financial, marketing and other resources than Amerx.

     The market for diabetic supplies is also highly competitive, and Sirius competes with several large companies for market share. Sirius can compete on the same level as these other companies as to product offerings. However, until Sirius's customer base grows, larger companies will benefit from volume discounts on purchases from suppliers that Sirius does not yet receive. Management believes Sirius's success will hinge on customer service rather than product margin.

Governmental Approvals and Regulations

     The production and marketing of the Company's products are subject to regulation for safety, efficacy and quality by numerous governmental authorities in the United States. Amerx's advertising and sales practices are subject to regulation by the Federal Trade Commission (the "FTC"), the FDA and state agencies. The FFDC Act, as amended, the regulations promulgated thereunder, and other federal and state statutes and regulations govern, among other things, the testing, manufacture, safety, effectiveness, labeling, storage, record keeping, approval, advertising and promotion of Amerx's products. The FDA regulates the contents, labeling and advertising of many of Amerx's products. Amerx may be required to obtain FDA approval for proposed nonprescription products. This procedure involves extensive clinical research, and separate FDA approvals are required at various stages of product development. The approval process requires, among other things, presentation of substantial evidence to the FDA, based on clinical studies, as to the safety and efficacy of the proposed product. After approval, manufacturers must continue to expend time, money and effort in production and quality control to assure continual compliance with the current Good Manufacturing Practices regulations.

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

     Sirius's advertising and sales practices are subject to regulation by the FTC, Medicare, and state Medicaid agencies. FDA approvals for its products are obtained by the respective manufacturer. Medicare and Medicaid regulate advertising, sales pricing, and the guidelines under which Sirius operates.

     The Company believes that it is in compliance with all applicable laws and regulations relating to its operations. Management believes that compliance with the various provisions of national, state and local environmental laws and regulations has not had a material adverse effect upon the capital expenditures, earnings, financial position, liquidity or competitive position of the Company.

Employees

     As of September 1, 2004, the Company had a total of 10 employees, all of which are full-time employees, consisting of 3 management employees, 5 sales-related employees and 2 administrative employees.

ITEM 2. PROPERTIES

     The Company currently maintains its offices at 1300 South Highland Ave, Clearwater, Florida 33756. The Company's offices consist of approximately 3,800 square feet of space, which is leased from an unrelated party. Management believes the facility is adequate for the Company's current needs.

ITEM 3. LEGAL PROCEEDINGS

     The Company is not a party to any pending material legal proceedings nor is its property the subject of a pending legal proceeding.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

Part II

ITEM 5. MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     Since October 1996, the Company's Common Stock has been traded on the OTC Bulletin Board, an electronic quotation system used by members of the National Association of Securities Dealers, Inc. The following table sets forth for each period indicated the high and low closing bid prices for the Common Stock, as reported by National Quotation Bureau, LLC. Bid quotations reflect inter-dealer quotations, without retail markups, markdowns or commissions, and do not necessarily reflect actual transactions.

Fiscal 2003                                         HIGH              LOW
First Quarter................................... $  .9000           $.5700
Second Quarter..................................    .8500            .3000
Third Quarter...................................    .7500            .3000
Fourth Quarter..................................    1.000            .2500

Fiscal 2004                                        HIGH            LOW
First Quarter................................... $  .5500           $.2200
Second Quarter..................................    .5500            .3500
Third Quarter...................................    .4500            .3500
Fourth Quarter..................................    .3500            .1500

     As of September 20, 2004, there were approximately 160 record holders of the Company's Common Stock. On September 20, 2004, the closing bid price of the Company's common stock was $.12 and the closing ask price was $.35. On August 30, 2004, the last date on which a sale occurred, the last reported sale price was $.15.

     Holders of Common Stock are entitled to receive such dividends if declared by the Company's Board of Directors. The Company has declared no dividends on the Common Stock.

     Holders of the Series A Cumulative Convertible Preferred Stock (the "Preferred Stock") are entitled to receive, if declared by the Board of Directors, quarterly dividends at an annual rate of $.10 per share. Dividends accrue without interest, from the date of issuance, and are payable in arrears in cash or common stock, when and if declared by the Board of Directors. No dividends had been declared or paid at June 30, 2004, and dividends if ever declared, in arrears at such date total approximately $161,421.

     Holders of the Preferred Stock have the right to convert their shares of Preferred Stock into an equalnumber of shares of Common Stock of the Company. In addition, Preferred Stock holders have the right to vote the number of shares into which their shares are convertible into Common Stock. Such preferred shares will automatically convert into one share of Common Stock at the close of a public offering of Common Stock by the Company provided the Company receives gross proceeds of at least $1,000,000, and the initial offering price of the Common Stock sold in such offering is equal to or in excess of $1 per share. During fiscal 2004, holders of 4,000 shares of Preferred Stock voluntarily converted their shares to 4,000 shares ofCommon Stock.

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

Equity Compensation Plan Information

     The following table contains information regarding Procyon's equity compensation plan as of June 30, 2004. The only equity compensation plan maintained by Procyon is the Company's Omnibus Stock Option plan (the "Option Plan"). The Option Plan was approved by the shareholders of Procyon in 1998.

Plan Category                Number of Securities         Weighted-average           Number of securities
                             to be issued upon            exercise price of          remaining available for
                             exercise of                  outstanding options,       future issuance under
                             outstanding options,         warrants and rights        equity compensation
                             warrants and rights                                     plans (excluding
                                                                                     securities reflected in
                                                                                     column (a))
                                         ( a )                       ( b )                      ( c )
Equity compensation
plans approved by                        300,000                     $0.20                      603,500
security holders

Equity compensation
plans not approved by                     0                              0                    0
security holders
                             --------------------------------------------------------------------------------------
Total                                    300,000                     $0.20                    603,500
                             ======================================================================================

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

     This Report on Form 10-KSB, including Management's Discussion and Analysis or Plan of Operation, contains forward-looking statements. When used in this report, the words "may," "will," "expect," "anticipate," "continue," "estimate," "project," "intend," "hope,""believe" and similar expressions, variations of these words or the negative of those words, and, any statement regarding possible or assumed future results of operations of the Company's business, the markets for its products, anticipated expenditures, regulatory developments or competition, or other statements regarding matters that are not historical facts, are intended to identify forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 regarding events, conditions and financial trends including, without limitation, business conditions in the skin and wound care market and the general economy, competitive factors, changes in product mix, production delays, manufacturing capabilities, and other risks or uncertainties detailed in other of the Company's Securities and Exchange Commission filings. Such statements are based on management's current expectations and are subject to risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, the Company's actual plan of operations, business strategy, operating results and financial position could differ materially from those expressed in, or implied by, such forward-looking statements.

     The Company's business in general is subject to certain risks including but not limited to the following:

     - the Company may not be able to produce or obtain, or may have to obtain at excessive prices, the raw materials and finished goods it needs;
     - the Company may not be able to use any tax loss carryforwards before they expire;
     - the vendors on whom the Company relies for manufacturing certain products may go out of business, fail to meet demand or provide shipments on an untimely basis;
     - competitive pressures may require the Company to lower its prices on certain products, thereby adversely affecting operational results;
     - the Company may not be able to obtain, or obtain at uneconomic expense and protracted time, the regulatory approval of new products;
     - consumers or distributors may not favorably receive the Company's new or existing products;
     - the Company may not be able to obtain adequate financing to fund its operations or expansion;

     - a relatively small group of products may represent a significant portion of the Company's net revenues or net earnings from time to time; if the volume or pricing of any of these products declines, it could have a material adverse effect on our business, financial position and results of operations;
     - the Company could experience significantly reduced revenues and profits if Medicare or other government programs change, delay or deny reimbursement claims;
     - the loss of senior management or other key personnel, or our inability to attract and retain additional senior management or other key personnel, could adversely affect the Company's ability to execute its business plan;
     - the Company could fail to comply with regulations applicable to its products, which could materially and adversely affect the Company's business, financial position and results of operations;
     - legislative or regulatory programs that may influence prices of prescription drugs could have a material adverse effect on the Company's business.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     The Company's condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which require the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosures. A summary of those significant accounting policies can be found in the Notes to the Consolidated Financial Statements included in this annual report. The estimates used by management are based upon the Company's historical experiences combined with management's understanding of current facts and circumstances. Certain of the Company's accounting policies are considered critical as they are both important to the portrayal of the Company's financial condition and the results of its operations and Require significant or complex judgments on the part of management. Management believes that the following represent the critical accounting policies of the Company.

Accounts receivable allowance

     Accounts receivable allowance consists of an allowance for doubtful accounts. The valuation of accounts receivable is based upon the credit-worthiness of customers and third-party payers as well as historical collection experience. Allowances for doubtful accounts are recorded as a selling, general and administrative expense for estimated amounts expected to be uncollectible from third-party payers and customers. The Company bases its estimates on its historical collection experience, current trends, credit policy and on the analysis of accounts by aging category.

Advertising and Marketing

     The Company recognizes expenses from direct response advertising as incurred because insufficient historical data exists. Sirius's management believes that additional historical data is necessary to consider changing this policy to record expenses in periods other than in which they were incurred. Amerx's management believes this policy may never change due to the nature of the customer base and the product lines currently sold.

Income Tax

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

Revenue Recognition

     The Company recognizes revenue related to product sales upon the shipment of such orders to customers, provided that the risk of loss has passed to the customer and the Company has received and verified any written documentation required to bill Medicare, other third-party payers and customers. The Company records revenue at the amounts expected to be collected from Medicare, other third-party payers and directly from customers. The Company delays recognizing revenue for shipments where the Company has not received the required documentation, until the period when such documentation is received.

     The Company calculates Medicare reimbursements based upon government-established reimbursement prices. The reimbursements that Medicare pays the Company is subject to review by government regulators. Medicare reimburses at 80% of the government-determined reimbursement prices and the Company bills the remaining balance to either third-party payers, such as insurance companies, or directly to the customers.

Stock Based Compensation

     The Company has elected to follow APB Opinion No. 25 " Accounting for Stock Issued to Employees" in accounting for its employee stock options and has adopted the disclosure provisions of Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123." Under APB No. 25, when the exercise price of the employee stock options equal or exceeds the market price of the underlying stock on the date of the grant, no compensation expense is recognized. Accordingly, no compensation expense has been recognized in the consolidated financial statements in connection with employee stock option grants.

General

     The continuing operations and revenues of the Company consist of the operations of and revenues generated by Amerx and Sirius, the Company's two wholly owned subsidiaries. Amerx's wound care and skin care products, marketed under the trademark AmeriGel,(R) are formulated to enhance the quality of skin and wound care and to lower the treatment cost of those who suffer from wound and skin care problems. Sirius markets and distributes diabetic supplies via mail order.

     Amerx markets AmeriGel(R) products to institutional customers such as nursing homes, hospitals and home health agencies and to retail customers. Institutional sales are made either directly to the end user or through medical supply distributors. Many institutional customers will not purchase directly from the manufacturer; they will purchase products only through a national distributor who warehouses the products and supplies the products directly to the customer. Accordingly, Amerx must supply its distributors with adequate inventory in order to successfully compete with other manufacturers. Amerx reaches the retail consumer primarily through distributors, but in some cases, through sales to retail store chains. Amerx's skin care products are distributed to institutions and to retail stores through McKesson Drug, AmeriSource/Bergen Brunswig, Cardinal Health, Bindley Western Drug and a number of smaller local and regional distributors.

Future Developments

     Amerx expects to further penetrate the podiatric market through its participation in industry trade shows, advertisements in trade journals, development of additional distributor relationships, opening new geographical territories (including foreign markets), and coordinating with physicians and educational institutions to provide training to the wound care and podiatric professional. Amerx management seeks to develop new products for the podiatric market as new needs become known through its association with health care professionals.

     Amerx intends to pursue potential product developments in other medical disciplines including dermatology, veterinary care and other wound care applications. Preliminary investigations of these markets are ongoing. Management anticipates pursuing increased marketing efforts in its primary institutional wound care market as a result of the Amerigel Hydrogel Wound Dressing being granted a Medicare HCPCS Reimbursement Code in 2002.

     Sirius intends to aggressively attempt to add to its current customer base through the use of advertising, direct physician contact, referrals and possible acquisition of similar business entities. Management believes that product lines will be increased as customer needs dictate and economics allow.

Results of Operations

     Comparison of Fiscal 2004 and 2003.

     Net sales during fiscal 2004 were approximately $2,025,000 as compared to approximately $1,646,000 in fiscal 2003, an increase of approximately $379,000, or 23%. Management believes that this increase is primarily attributable to its continuing marketing efforts and growth of its customer base. Sales growth in Sirius and Amerx was 22%, and 30%, respectively, over the previous year. Amerx management is encouraged by the sales increase since its emphasis shifted to the physician market. Amerx hopes to capture more of the physician market in fiscal 2005. Sirius's customer base is expanding with marketing efforts, and the Company hopes to continue such expansion with marketing efforts as well as product line expansion.

     Cost of sales increased to approximately $465,000 in fiscal 2004 as compared to approximately $364,000 in fiscal 2003, or approximately 28%. Cost of sales in fiscal 2004, as a percentage of net sales, increased by approximately 1% over the previous year . Sirius has realized the benefit of some volume discounts in fiscal 2004, and hopes to lower its costs by continuing that trend in 2005. Amerx's costs have remained consistent over the past year with only a slight increase in some of its raw materials and packaging.

     Gross profit increased to approximately $1,560,000 during fiscal 2004 as compared to approximately $1,282,000 during fiscal 2003, an increase of about $278,000, or 22%. As a percentage of net sales, gross profit was 77% in fiscal 2004, as compared to 78% in fiscal 2003.

     Operating expenses during fiscal 2004 were approximately $1,338,000, consisting of approximately $645,000 in salaries and benefits and $693,000 in selling, general and administrative expenses. This represents an increase in expenses of approximately $130,000 in fiscal 2004 as compared to expenses in fiscal 2003. Operating expenses in fiscal 2003 consisted of $560,000 in salaries and benefits and $648,000 in selling, general and administrative expenses. During fiscal 2004, the substantial increase in salaries and benefits was caused primarily by the Company's emphasis on commission-based compensation. A substantial portion of the increased selling, general and administrative expenses was attributable to an increase in marketing. As a percentage of net sales, operating expenses during fiscal 2004 decreased to 66%, as compared to 73% during fiscal 2003, as net sales increased $379,000 for the year on an $130,000 increase in expenses.

     Profit from operations increased to approximately $222,000 in 2004, as compared to approximately $73,000 in fiscal 2003. Net Profit (after dividend requirements for Preferred Shares) was approximately $251,000 during fiscal 2004, compared to a net profit of approximately $38,000 during fiscal 2003. The Company also recorded approximately $63,000 of income tax benefit in arriving at net income available to common shares.

     As of June 30, 2004, the Company had deferred tax asset of $75,000, consisting primarily of the tax benefit of net operating loss carryforward, and $12,000 of deferred tax liability, consisting primarily of the difference between book and tax basis of fixed assets. The valuation allowance increased by $510,878. The increase in the valuation allowance is due to an increase in the expected income tax rate utilization from 20% to 34.3%. Through June 30, 2003, the Company had not recognized any tax provision or benefit and recorded a 100% valuation allowance because of the uncertainty of the utilization of the NOL. A valuation allowance of approximately $1,499,000 has been provided to reduce the asset to the net amount of tax benefit management believes it will more likely than not realize. As time passes, management will be able to better assess the amount of tax benefit it will realize from using the carry forwards.

Liquidity and Capital Resources

     Historically, the Company has financed its operations through a combination of revenues from operations, shareholder loans, and the public sales of equity. As of June 30, 2004, the Company's principal sources of liquidity included inventories of approximately $105,000, and net accounts receivable of approximately $155,000. The Company had working capital of approximately $198,000 and long-term debt of approximately $279,000 at June 30, 2004.

     Operating activities provided cash of approximately $88,000 during fiscal 2004 and used approximately $37,000 during fiscal 2003, consists primarily of net profit of approximately $271,000 in fiscal 2004 and consisting primarily of an increase in receivables of approximately $71,000 in 2003. Cash used in investing activities during fiscal 2004 and 2003 was approximately $69,000 and $1,000, respectively. Cash used by financing activities during fiscal 2004 was approximately $46,000, and cash provided by financing activities was approximately $80,000 during fiscal 2003.

     During fiscal 2004, holders of 4,000 shares of Preferred Stock converted their shares to Common Stock.

Commitments of Capital Expenditures

     At June 30, 2004 the Company had no commitments for capital expenditures.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Consolidated financial statements as of June 30, 2004, and 2003 were audited by Ferlita, Walsh & Gonzalez P.A., the Company's independent auditors, as indicated in their report included appearing at page F-1.

                          INDEX TO FINANCIAL STATEMENTS
                             -----------------------

                                                                           Page
Report of Independent Certified Public
Accountants................................................................ F-1

Consolidated Balance Sheet June 30,
2004....................................................................... F-2

Consolidated Statements of Operations For the Years Ended
June 30, 2004 and 2003..................................................... F-3

Consolidated Statements of Stockholders' Equity For the
Years Ended June 30, 2004 and 2003......................................... F-4

Consolidated Statements of Cash Flows For the Years Ended
June 30, 2004 and 2003..................................................... F-5

Notes to Consolidated Financial Statements................................. F-6


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

ITEM 8A. CONTROLS AND PROCEDURES.

     Management of the Company, with the participation of the President and acting Principal Executive, Financial and Accounting Officer, has conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based on that evaluation, management, including the President and acting Principal Executive, Financial and Accounting Officer, concluded that, as of the date of this report, the

Company's disclosure controls and procedures were effective in ensuring that all material information relating to the Company required to be disclosed in this report has been made known to management in a timely manner and ensuring that this information is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and regulations.

     During the last quarter of fiscal 2004, the Company did not institute any significant changes in its internal control over financial reporting that materially affected or is reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 8B. OTHER INFORMATION.

     None.

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

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information required by this Item is incorporated by reference to the information contained in the "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" sections of the Company's Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the end of fiscal year ended June 30, 2004.

ITEM 10. EXECUTIVE COMPENSATION.

     The information required by this Item is incorporated by reference to the information contained in the "Executive Compensation" section of the Company's Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the end of fiscal year ended June 30, 2004.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

     The information required by this Item is incorporated by reference to the information contained in the "Security Ownership of Certain Beneficial Owners and Management" section and the "Equity Compensation Plan" table of the Company's Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the end of fiscal year ended June 30, 2004.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required by this Item is incorporated by reference to the information contained in the "Certain Relationships And Related Transactions" section of the Company's Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the end of fiscal year ended June 30, 2004.

ITEM 13. EXHIBITS.

(a) Exhibits

         1. The financial statements filed herewith are listed in the Index to Financial Statements included in Item 7.

    Exhibit No.    Document
    -----------    --------

    *   3.1        Articles of Incorporation
    +   3.1.1      Articles of Amendment to Articles of Incorporation
    *   3.2        Bylaws
    +   4.1        Designation of Series A Preferred Stock
    +   10.4       Loan and Security Agreement, dated as of January 1, 1995, by and between the Company and Amerx Health Care Corp.,
                   including Promissory Notes issued there under.
    o   10.4       Agreement and Plan of Exchange, dated January 31, 1996, by and between the Company and Amerx.
    x   31.1       Certification of John C. Anderson pursuant to Exchange Act
                   Rule 13a-14(a)/15d-14(a)
    x   32.1       Certification Pursuant to 18 U.S.C. ss. 1350, as Adopted
                   Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002

* Incorporated by reference to the Company's Registration Statement on Form S-1, S.E.C. File No. 33-13273.
+ Incorporated by reference to the Company's Form 10-KSB for the fiscal year ended June 30, 1995.
o Incorporated by reference to the Company's Form 8-K filed on or about February 2, 1996.
x    Filed herewith.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     Audit Fees. In fiscal 2004, the Company paid to its independent accountants $25,410 in fees related directly to the audit and review of the Company's financial statements. In fiscal 2003, the Company paid to its independent accountants $20,272 in fees related directly to the audit and review of the Company's financial statements.

     Audit-Related Fees. The Company's independent accountants performed no other audit-related services for the Company during fiscal 2003 and 2004 other than the audit services described above.

     Tax Fees: In fiscal 2004, the Company paid to its independent accountants $1,000 in fees related directly to tax preparations. In fiscal 2003, the Company paid to its independent accountants $1,000 in fees related directly to tax preparations.

     All Other Fees: The Company's independent accountants performed no other services for the Company during fiscal 2003 and 2004 other than the audit and tax services described above.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

                                PROCYON CORPORATION

                                By: /s/ John C. Anderson
                                ------------------------------------------------
                                John C. Anderson, President and acting Principal Executive, Financial and Accounting Officer
Date: September 27, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the registrant and in the capacities and on the dates indicated have signed this report below.

Signature                            Title                            Date
---------                            -----                            ----


/s/ John C. Anderson           President and Acting
--------------------------     Principal Executive, Financial
John C. Anderson               and Accounting Officer


/s/ Chester L. Wallack         Director
--------------------------
Chester L. Wallack


/s/ Fred W. Suggs, Jr.         Director
--------------------------
Fred W. Suggs, Jr.


/s/ Alan B. Crane              Director
--------------------------
Alan B. Crane


/s/ Richard T. Thompson        Director
--------------------------
Richard T. Thompson


/s/ Jeffery S. Slowgrove       Director
--------------------------
Jeffery S. Slowgrove

                                  EXHIBIT INDEX


Exhibit No.                                 Document                    Item No.
-----------                                 --------                    --------

*   3.1    Articles of Incorporation                                          3

+   3.1.1  Articles of Amendment to Articles of Incorporation                 3

*   3.2    Bylaws                                                             3

+   4.1    Designation of Series A Preferred Stock                            4

+   10.4   Loan and Security Agreement, dated as of January 1, 1995, by and between the Company and Amerx Health Care Corp., including
           Promissory Notes issued there under.                               10

o   10.4   Agreement and Plan of Exchange, dated January 31, 1996, by and between the Company and Amerx.

x   31.1   Certification of John C. Anderson pursuant to Exchange Act Rule 13a-
           14(a)/15d-14(a)
x   32.1   Certification Pursuant to 18 U.S.C. ss. 1350, as Adopted Pursuant to
           Section 906 of the Sarbanes-Oxley Act Of 2002

* Incorporated by reference to the Company's Registration Statement on Form S-1, S.E.C. File No. 33-13273.

+ Incorporated by reference to the Company's Form 10-KSB for the fiscal year ended June 30, 1995.

o Incorporated by reference to the Company's Form 8-K filed on or about February 2, 1996.

x    Filed herewith.

                      PROCYON CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED FINANCIAL STATEMENTS
                       Years Ended June 30, 2004 and 2003

                                TABLE OF CONTENTS




                                                                       Page No.
                                                                       --------


 REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS .....................F-1


 FINANCIAL STATEMENTS



  Consolidated Balance Sheet ............................................F-2

  Consolidated Statements of Operations .................................F-3

  Consolidated Statements of Stockholders' Equity .......................F-4

  Consolidated Statements of Cash Flows .................................F-5

  Notes to Financial Statements .........................................F-6

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors
Procyon Corporation and Subsidiaries
Clearwater, Florida

We have audited the accompanying consolidated balance sheet of Procyon Corporation and Subsidiaries as of June 30, 2004 and the related statements of operations, stockholders' equity, and cash flows for the years ended June 30, 2004 and 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Procyon Corporation and Subsidiaries as of June 30, 2004 and the results of its operations and its cash flows for the years ended June 30, 2004 and 2003, in conformity with accounting principles generally accepted in the United States of America.



/s/ Ferlita, Walsh & Gonzalez, P.A.
FERLITA, WALSH & GONZALEZ, P.A.
Certified Public Accountants
Tampa, Florida

August 6, 2004

PROCYON CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
June 30, 2004

ASSETS

CURRENT ASSETS
 Cash                                                               $    14,608
 Accounts receivable, less allowance
   of $9,000 for doubtful accounts                                      154,648
 Prepaid expenses                                                        36,665
 Inventories                                                            104,724
 Deferred tax asset                                                      75,000
                                                                    -----------
                                             TOTAL CURRENT ASSETS       385,645

PROPERTY AND EQUIPMENT, NET                                              95,398

OTHER ASSETS
 Deposits                                                                 5,214
 Certificates of deposit, restricted                                     17,114
                                                                    -----------
                                                                         22,328
                                                                    -----------

                                                                    $   503,371
                                                                    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Current portion of long-term notes payable                         $     7,704
 Current portion of capital lease obligations                             8,046
 Accounts payable                                                        98,821
 Accrued expenses                                                        72,722
                                                                    -----------
                                        TOTAL CURRENT LIABILITIES       187,293

LONG-TERM LIABILITIES
 Notes payable                                                            3,052
 Note payable to related party                                          261,506
 Capital lease obligations                                                2,360
 Deferred tax liability                                                  12,000
                                                                    -----------
                                                                        278,918

STOCKHOLDERS' EQUITY
 Preferred stock, 496,000,000 shares authorized;
   none issued                                                             --
 Series A cumulative convertible preferred stock,
   no par value; 4,000,000 shares authorized;
   227,100 shares issued and outstanding                                182,950
 Common stock, no par value, 80,000,000 shares
   authorized; 8,024,388 shares issued and outstanding                4,388,676
 Paid-in capital                                                          6,000
 Accumulated deficit                                                 (4,540,466)
                                                                    -----------
                                                                         37,160
                                                                    -----------

                                                                    $   503,371
                                                                    ===========



The accompanying notes are an integral part of these financial statements.



PROCYON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended June 30, 2004 and 2003

                                                    2004                        2003
                                                 --------------------------------------

NET SALES                                        $ 2,024,776                $ 1,645,759

COST OF SALES                                        464,756                    363,819
                                                 -----------                -----------

GROSS PROFIT                                       1,560,020                  1,281,940

OPERATING EXPENSES
 Salaries and benefits                               644,884                    560,073
 Selling, general and administrative                 693,369                    648,409
                                                 -----------                -----------
                                                   1,338,253                  1,208,482
                                                 -----------                -----------

INCOME FROM OPERATIONS                               221,767                     73,458

OTHER INCOME (EXPENSE)
 Other income                                          7,155                         80
 Interest income                                         264                        426
 Interest expense                                    (34,128)                   (41,958)
                                                 -----------                -----------
                                                     (26,709)                   (41,452)
                                                 -----------                -----------

INCOME BEFORE INCOME TAXES                           195,058                     32,006

INCOME TAX BENEFIT                                    63,000                       --
                                                 -----------                -----------

NET INCOME                                           258,058                     32,006

Dividend requirements on preferred stock             (19,910)                     6,140
                                                 -----------                -----------

Basic net income available to common shares      $   238,148                $    38,146
                                                 ===========                ===========

Basic net income per common share                $      0.03                $      --
                                                 ===========                ===========

Weighted average number of common
 shares outstanding                                8,042,547                  7,907,647
                                                 ===========                ===========

Diluted net income per common share              $      0.03                $      --
                                                 ===========                ===========

Weighted average number of common
 shares outstanding, basic and diluted             8,407,447                  8,356,860
                                                 ===========                ===========




The accompanying notes are an integral part of these financial statements.




PROCYON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Years Ended June 30, 2004 and 2003


                                        Preferred Stock              Common Stock
                                 --------------------------      -----------------------      Paid-in   Accumulated
                                     Shares        Amount          Shares       Amount        Capital      Deficit          Total
-----------------------------------------------------------------------------------------------------------------------------------

Balance, June 30, 2002               288,600    $   244,450      7,840,338   $ 4,262,414   $      --     $(4,830,530)   $  (323,666)

 Stock options issued for
 services                               --             --             --            --           6,000          --            6,000

 Conversion of preferred
  stock to common stock              (57,500)       (57,500)        57,500        57,500          --            --             --

 Common stock issued for
  services                              --             --           26,050         6,862          --            --            6,862

 Stock options exercised                --             --           96,500        57,900          --            --           57,900

 Net income                             --             --             --           --             --          32,006         32,006
                                 -----------    -----------    -----------   -----------   -----------   -----------    -----------

Balance, June 30, 2003               231,100        186,950      8,020,388     4,384,676         6,000    (4,798,524)      (220,898)

 Conversion of preferred
  stock to common stock               (4,000)        (4,000)         4,000         4,000          --            --             --

 Net income                             --             --             --            --            --         258,058        258,058
                                 -----------    -----------    -----------   -----------   -----------   -----------    -----------


Balance, June 30, 2004               227,100    $   182,950      8,024,388   $ 4,388,676   $     6,000   $(4,540,466)   $    37,160
                                 ===========    ===========    ===========   ===========   ===========   ===========    ===========










 The accompanying notes are an integral part of these financial statements.





PROCYON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended June 30, 2004 and 2003
                                                                 2004                      2003
                                                               ---------                ---------

CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                                    $ 258,058                $  32,006
 Adjustments to reconcile net income to
   net cash used by operating activities:
   Depreciation                                                   24,025                   15,984
   Allowance for doubtful accounts                               (11,500)                  33,215
   Common stock issued for services                                 --                      6,862
   Stock options issued for services                                --                      6,000
   Deferred income taxes                                         (63,000)                    --
   Decrease (increase) in:
    Accounts receivable                                            4,904                  (71,282)
    Inventory                                                     (8,202)                 (39,219)
    Prepaid expenses                                              (8,400)                   7,019
    Other assets                                                  (4,370)                    --
   Increase (decrease) in:
    Excess of checks issued over bank balance                       --                    (24,168)
    Accounts payable                                            (109,290)                 (41,259)
    Accrued expenses                                               5,320                   37,628
                                                               ---------                ---------
                               NET CASH PROVIDED (USED) BY
                                      OPERATING ACTIVITIES        87,545                  (37,214)

CASH FLOWS FROM INVESTING ACTIVITIES
 Purchase of property and equipment                              (68,731)                  (1,222)
                                                               ---------                ---------
                                          NET CASH USED BY
                                      INVESTING ACTIVITIES       (68,731)                  (1,222)

CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from stockholder loan                                     --                     33,000
 Payment of stockholder loan                                     (29,982)                    --
 Payment of capital lease obligations                             (8,727)                  (5,416)
 Payment of long-term note payable - trade                          (158)                    --
                                                               ---------                ---------
 Payment of long-term note payable - related party                (6,888)                  (5,499)
 Proceeds from issuance of common stock                             --                     57,900
                                                               ---------                ---------
                               NET CASH PROVIDED (USED) BY
                                      FINANCING ACTIVITIES       (45,755)                  79,985
                                                               ---------                ---------

                                        NET CHANGE IN CASH       (26,941)                  41,549

CASH AT BEGINNING OF PERIOD                                       41,549                     --
                                                               ---------                ---------

                                     CASH AT END OF PERIOD     $  14,608                $  41,549
                                                               =========                =========


SUPPLEMENTAL DISCLOSURES

Taxes Paid                                                     $    --                  $    --
Interest Paid                                                  $  34,127                $  41,958

NONCASH TRANSACTIONS DISCLOSURE:
Conversion of Series A cumulative convertible
 preferred stock to common stock                               $   4,000                $  57,500
Common stock issued for services                               $    --                  $   6,862
Stock options issued for services                              $    --                  $   6,000
Purchase of property and equipment under
capital lease obligations                                      $    --                  $  24,549
Purchase of property and equipment through
 long-term note payable - trade                                $   1,563                $    --


The accompanying notes are an integral part of these financial statements.

                                      F-5

PROCYON CORPORATION AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Activity
-----------------

Procyon Corporation has two wholly-owned subsidiaries, Amerx Health Care Corp. (Amerx) and Sirius Medical Supplies, Inc. (Sirius). Amerx manufactures and markets wound and skin care products primarily in the United States whereas Sirius markets diabetic supplies primarily to Medicare patients in the United States.

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

Revenue Recognition
-------------------

The Company recognizes revenue related to product sales to customers who have placed orders upon shipment of such orders, provided that risk of loss has passed to the customer and the Company has received and verified any written documentation required to bill Medicare, other third-party payers, and customers. The Company records revenue at the amounts expected to be collected from Medicare, other third-party payers, and directly from customers. Revenue recognition is delayed for product shipments for which the Company has not yet received the required written forms, until the period in which those documents are collected and verified.

Revenue related to Medicare reimbursement is calculated based on government-determined reimbursement prices for Medicare-covered items. The reimbursements that Medicare pays the Company are subject to review by appropriate government regulators. Medicare reimburses at 80% of the government-determined reimbursement prices for reimbursable supplies, and the Company bills the remaining balance to either third-party payers or directly to customers.

Accounts Receivable and Concentration of Credit Risk
----------------------------------------------------

Amerx grants credit to customers most of whom are national pharmaceutical companies, nationwide drug stores and physicians. Amerx wholesales its products to national pharmaceutical companies and nationwide drug stores at a sales term of 2/10, net 30. Amerx does not have a written return policy with its customers. Each return request is reviewed by management for approval. Sales to physicians and patients are at retail and standard payment term is 30 days.

Sirius grants credit to physicians and patients who are eligible for Medicare coverage. Sales are at standard payment term of 30 days.

Accounts receivable are generally due from Medicare, private insurance companies, and customers. The collection process is time consuming, complex and typically involves the submission of claims to multiple payers whose payment of claims may be contingent upon the payment of another payer. In accordance with applicable regulatory requirements, the Company makes reasonable and appropriate efforts to collect accounts receivable, including deductible and copayment amounts, in a consistent manner for all payer classes. The valuation of accounts receivable is based upon the credit- worthiness of customers and third-party payers as well as historical collection experience. Allowances for doubtful accounts are recorded as a selling, general and administrative expense for estimated amounts expected to be uncollectible from third-party payers and customers. The Company bases its estimates on its historical collection and write-off experience, current trends, credit policy, and on analysis of accounts receivable by aging category. As of June 30, 2004, accounts receivable allowance was $9,000, or approximately 5% of gross accounts receivable.

PROCYON CORPORATION AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS


Inventories
-----------

Inventories are valued at the lower of average cost or market determined by the first-in, first-out method.

Property and Equipment
----------------------

Property and equipment are stated at cost. Depreciation is computed on a straight-line basis over their estimated useful lives. Leased equipment are recorded at their fair market value at the beginning of the lease term and are depreciated over the life of the equipment. Depreciation on leased equipment is included in depreciation expense.

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

Shipping and Handling Costs
---------------------------

Shipping and handling costs incurred were approximately $76,000 and $66,000 for the years ended June 30, 2004 and 2003, respectively, and were included in selling, general and administrative expenses.

Advertising and Marketing
-------------------------

In accordance with Statement of Position 93-7, "Reporting on Advertising Costs", advertising costs are to be expensed except for direct-response advertising (1) whose primary purpose is to elicit sales to customers who could be shown to have responded specifically to the advertising and (2) that results in probable future economic benefits. In order to determine whether such advertisements generate probable future economic benefits, the Company must establish historical patterns of responses to the direct-response advertising. While the company incurred costs with respect to direct response advertising for the year ended June 30, 2003, it incurred minimal costs in direct response advertising for the year ended June 30, 2004. Management believes that there is insufficient history to evaluate the future economic benefits from direct-response advertising. Therefore, all advertising costs incurred are expensed. During the years ended June 30, 2004 and 2003, approximately $259,000 and $288,000, respectively, of advertising and marketing costs were included in selling, general and administrative expenses.

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

Net Income Per Share
--------------------

The Company computes net income per share in accordance with SFAS No. 128, "Earnings per Share" (SFAS 128). SFAS 128 requires presentation of both basic and diluted earnings per shares (EPS) on the face of the income statement. Basic EPS is computed by dividing net income available to common shareholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and convertible preferred stock, using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options. Diluted EPS excludes all dilutive potential common shares if their effect is anti-dilutive.

PROCYON CORPORATION AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS


Fair Value of Financial Instruments
-----------------------------------

The carrying value of cash, accounts receivable, prepaid expenses, deposits, inventory, accounts payable, accrued expenses and notes payable approximate fair value. Note payable to related party is discussed in Note E.

Considerable judgement is required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

Stock Based Compensation
------------------------

In December 1998, the Company adopted a 1998 Omnibus Stock Option Plan that provides for the granting of equity- based incentive and other awards to employees and directors of the Company, its subsidiaries and selected consultants. The Plan is administered by the Compensation Committee of the Board of Directors. Any employee, directors who are not employees of the Corporation or a subsidiary, and consultants who are not employees or directors of the Corporation are eligible to participate in the Plan. The maximum number of shares of common stock issuable on exercise of options or other awards granted under the Plan is 1,000,000. Non-qualified options granted must have an exercise price not less than 85% of the fair market value of the underlying shares of common stock. Incentive options must have an exercise price not less than 100% of the fair market value of the underlying shares of common stock. The term of the options cannot be more than ten years. Awards may be granted in the form of restricted stock. Awards can also be granted in the form of stock appreciation rights. A stock appreciation right entitles the participant to receive from the Company an amount equal to the positive difference between the fair market value of common stock on the date of exercise of the stock appreciation right and the grant price. No stock appreciation rights have been issued to date.

Additional information with respect to the Plan's stock option activity is as follows:

                                                                    Weighted
                                                    Number of        Average
                                                     Shares      Exercise Price
                                                     ------      --------------

      Outstanding at June 30, 2002                  300,000           $0.20
      Granted                                       275,000            0.87
      Exercised                                     (96,500)           0.60
      Expired                                      (178,500)           1.02
                                                    -------
      Outstanding at June 30, 2003                  300,000           $0.20
                                                                      =====
      Granted                                          -                 -
      Exercised                                        -                 -
      Expired                                          -                 -
                                                    -------
      Outstanding at June 30, 2004                  300,000           $0.20

      Options exercisable at June 30, 2003          300,000           $0.20
                                                    =======           =====

      Options exercisable at June 30, 2004          300,000           $0.20
                                                    =======           =====

PROCYON CORPORATION AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS


The following table summarizes information about stock options outstanding at June 30, 2004:

                                       Stock Options Outstanding
                                       -------------------------

                                          Weighted Average
Number of                                     Remaining             Weighted
Range of                   Shares          Contractual Life          Average
Exercise Prices           Outstanding          In Years           Exercise Price
--------------------------------------------------------------------------------
-
$0.15 - $0.20                65,000              6.39                  $0.16

$0.20 - $0.25               235,000              5.51                  $0.21
                            -------
                            300,000              5.70                  $0.20
                            =======

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

The following table illustrates the effect on net income and earnings per share had the Company applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation.

                                                           2004           2003
                                                         --------       --------
Net income applicable to common stock:
 As reported                                             $238,148       $ 38,146
 Pro forma adjustment for compensation                       --             --
                                                         --------       --------
 Pro forma                                               $238,148       $ 38,146
                                                         ========       ========

Income per common share:
 Basic - As reported                                     $   0.03       $   --
 Basic - Pro forma                                       $   0.03       $   --
 Diluted - As reported                                   $   0.03       $   --
 Diluted - Pro forma                                     $   0.03       $   --

There were no options granted during fiscal year ended June 30, 2004. The weighted average estimated fair value of stock options granted during the year ended June 30, 2003 was $0.52. The amount was determined using the Black-Scholes option-pricing model, which values options based on the stock price at the grant date, the expected dividend payments, and the risk-free interest rate over the life of the option. The assumptions used in the Black-Scholes model were as follows for stock options granted in the years ended June 30:

                                               2004                       2003
                                      ---------------------------      ---------

Risk-free interest rate                                                    1.09%
Expected volatility of common stock   There were no options issued       513.04%
Dividend yield                          during this fiscal year.              0%
Expected life of options                                                < 1 year

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

PROCYON CORPORATION AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS

NOTE B - INVENTORIES

Inventories consisted of the following:

                       Finished Goods      $  39,751
                       Raw Materials          64,973
                                           ---------
                                           $ 104,724
                                           =========

NOTE C - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

                                          Owned         Leased         Total
                                        ---------      ---------      ----------

Office equipment                        $  96,052      $  25,365      $ 121,417
Furniture and fixtures                     20,337           --           20,337
Leasehold improvements                     13,588           --           13,588
Production equipment                       30,236           --           30,236
                                        ---------      ---------      ---------

                                          160,213         25,365        185,578
Less accumulated depreciation             (79,386)       (10,794)       (90,180)
                                        ---------      ---------      ---------

                                        $  80,827      $  14,571      $  95,398
                                        =========      =========      =========


NOTE D - RELATED PARTY TRANSACTIONS



The Company has a note payable with its majority stockholder at 8% interest per annum. The note payable is due on July 31, 2005. At June 30, 2004, the majority shareholder was owed $261,506 on the note. Interest expense for the years ended June 30, 2004 and 2003 were $13,299 and $14,133, respectively.

The Company has an unsecured note payable with one of its employees. The note calls for monthly payments to the employee of approximately $683 at an interest rate of 14% per annum. At June 30, 2004, the balance of the note was $9,351. Interest expense for the years ended June 30, 2004 and 2003 were $1,492 and $2,635 respectively. See NOTE F - LONG-TERM DEBT for additional disclosure.

NOTE E - COMMITMENTS AND CONTINGENCIES

Leases
------

Prior to September 2003, the Company leased its office and warehouse on a basis. In September 2003, month-to-month the Company entered into a lease for office space for a term of three years. Monthly rent is approximately $3,700 plus sales tax. The Company has the option, but not the to purchase the building and its property after the first obligation, anniversary from the date of the execution of the contract at a predetermined price. Rent expense for the years ended June 30, 2004 and 2003 were approximately $41,000 and $50,000, respectively.

In addition, the Company also leases certain equipment under various operating leases expiring through year 2008. The minimum lease payments due under the equipment lease agreements as well as the office lease for fiscal years ended June 30 is as follow:

                       2005              $  55,515
                       2006                 14,512
                       2007                  1,515
                       2008                    379
                                         ---------
                                         $  71,921
                                         =========


Purchase Commitments
--------------------

Sirius entered into a two-year contract with one of its in June 2004 to purchase a minimum quantity of various suppliers diabetic supplies at a discounted price each year. accordance with the terms of the contract, the supplier could In retroactively adjust the purchase price based on actual quantities purchased.

PROCYON CORPORATION AND SUBSIDIARIES
NOTES TOFINANCIAL STATEMENTS


Open Letter of Credit
---------------------

The Company has a letter of credit of $17,000 outstanding at June 30, 2004. The letter of credit is collateralized by the certificates of deposits. The letter of credit was issued at the request of a vendor.


NOTE F - LONG-TERM DEBT

Long-term debt consists of a note payable to a related party that calls for monthly payments of approximately $683 at an interest rate of 14% per annum and a trade note payable with monthly payments of approximately $51 at an interest of 20.99% per annum. Maturities of long-term debts for the years ending June 30 are as follows:

                           2005                 7,704
                           2006                 3,052
                                               ------
                                               10,756
                  Less: current portion        (7,704)
                                               ------
                                               $3,052
                                               ======


The Company has a note payable with its majority stockholder at 8% interest per annum. The note payable is due on July 31, 2005. At June 30, 2004, the majority shareholder was owed $261,506 on the note.

The Company leases certain equipment under various capital leases expiring through year 2006. Certain capital leases contain bargain purchase options at the end of the lease terms. The minimum lease payment due under the lease agreements for fiscal years ended June 30 is as follow:

         2005                                        9,350
         2006                                        2,820
                                                   -------
         Total minimum lease payments               12,170
         Less: amount representing interest         (1,764)
                                                   -------
         Total obligations under capital leases     10,406
         Less: current portion                      (8,046)
                                                   -------
                                                   $ 2,360
                                                   =======

NOTE G - STOCKHOLDERS' EQUITY

During January 1995, the Company's Board of Directors authorized the issuance of up to 4,000,000 shares of Series A Cumulative Convertible Preferred Stock. The preferred stockholders are entitled to receive, if declared by the board of directors, quarterly dividends at an annual rate of $.10 per share of Series A Cumulative Convertible Preferred Stock per annum. Dividends accrue without interest and are cumulative from the date of issuance of the Series A Cumulative Convertible Preferred Stock and are payable quarterly in arrears in cash or publicly traded common stock when and if declared by the board of directors. As of June 30, 2004, no dividends have been declared. Dividends in arrears on the outstanding preferred shares total $161,421 or approximately $0.70 per share as of June 30, 2004. The preferred stockholders have the right to convert each share of Series A Cumulative Convertible Preferred Stock into one share of the Company's common stock at any time without additional consideration. Each share of Series A Cumulative Convertible Preferred Stock is subject to mandatory conversion into one share of common stock of the Company, effective as of the close of a public offering of the Company's common stock provided, however, that the offering must provide a minimum of $1 million in gross proceeds to the Company and the initial offering price of such common stock must be at least $1 per share. In addition to the rights described above, the holders of the Series A Cumulative Convertible Preferred Stock have voting rights equal to the common stockholders based upon the number of shares of common stock into which the Series A Cumulative Convertible Preferred Stock is convertible. The Company is obligated to reserve an adequate number of shares of its common stock to satisfy the conversion of all of the outstanding Series A Cumulative Convertible Preferred Stock.

PROCYON CORPORATION AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS


NOTE H - EARNINGS PER SHARE

As required by FASB Statement No. 128, the following table sets forth the computation of basic and diluted earnings per share:

                                                     Years Ended June 30,
                                                     -------------------
                                                      2004         2003
                                                  ---------     ----------
Numerator:
----------
Net income                                        $ 258,058     $   32,006
Adjustment for basic earnings per share:
 Dividend requirements on preferred stock           (19,910)         6,140
                                                  ---------     ----------
Numerator for basic earnings per share-
 Net income available to common
 stockholders                                     $ 238,148     $   38,146

Effect of dilutive securities:
Numerator for diluted earnings per share-
 Net income available to common
 stockholder                                      $ 238,148     $   38,146
                                                  =========     ==========

Denominator:
------------
Denominator for basic earnings per share-
 Weighted-average common shares                   8,042,547     7,907,647
 Effect of dilutive securities:
 Stock options                                      136,079       186,229
 Dilutive potential common shares                   228,821       262,984
                                                  ---------     ---------
Denominator for dilutive earnings per share-
Adjusted weighted-average shares and
 assumed conversions                              8,407,447     8,356,860
                                                  =========     =========

Basic income per share                            $    0.03     $    0.00
                                                  =========     =========

Diluted income per share                          $    0.03     $    0.00
                                                  =========     =========


NOTE I - INCOME TAXES AND AVAILABLE CARRYFORWARD

As of June 30, 2004, the Company had consolidated income tax net operating loss ("NOL") carryforward for federal income tax purposes of approximately $4,600,000. The NOL will expire in various years ending through the year 2023.

The components of the provision for income taxes (benefits) are attributable to continuing operations as follows:

                                         2004          2003
                                      ---------      ---------

             Current
              Federal                 $    --        $    --
              State                        --             --
                                      ---------      ---------
                                           --             --

             Deferred
              Federal                   (52,920)          --
              State                     (10,080)          --
                                      ---------      ---------
                                        (63,000)          --
                                      ---------      ---------

             Income tax (benefit)     $ (63,000)     $    --
                                      =========      =========

PROCYON CORPORATION AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS


Deferred income taxes reflect the net tax effects of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                        Current     Non-Current
                                                      -----------   -----------

Deferred tax assets:
   NOL carryforward                                   $    71,909   $ 1,498,878
   Allowance for doubtful accounts                          3,091          --
                                                      -----------   -----------
                                                           75,000     1,498,878
Deferred tax (liabilities):
   Excess of tax over book depreciation                      --         (12,000)
                                                      -----------   -----------
                                                           75,000     1,486,878
Valuation allowance for deferred tax assets                  --      (1,486,878)
                                                      -----------   -----------
Net deferred tax asset (liability)                         75,000       (12,000)
   Less: current net deferred tax asset (liability)        75,000          --
                                                      -----------   -----------
   Net non-current deferred tax asset (liability)     $      --     $   (12,000)
                                                      ===========   ===========

The change in the valuation allowance is as follow:

                June 30, 2003                 $ (988,000)
                June 30, 2004                 (1,498,878)
                                              ----------
       Increase in valuation allowance        $ (510,878)
                                              ==========

The increase in the valuation allowance is due to an increase in the expected income tax rate utilization from 20% to 34.3%. Through June 30, 2003, the Company had not recognized any tax provision or benefit and recorded a 100% valuation allowance because of the uncertainty of the utilization of the NOL. A valuation allowance of approximately $1,499,000 has been provided to reduce the asset to the net amount of tax benefit management believes it will more likely than not realize. As time passes, management will be able to better assess the amount of tax benefit it will realize from using the carryforward.

Income taxes for the years ended June 30, 2004 and 2003 differ from the amounts computed by applying the effective income tax rates of 34% and 15%, respectively, to income before income taxes as a result of the following:

                                                           2004          2003
                                                         --------      --------

Expected provision at US statutory rate - 34%            $ 66,320      $  4,801
State income tax net of federal benefit                     6,917         2,199
Effect of graduated rates                                 (11,074)         (223)
Current tax benefit from utilization of
  current NOL carryforward                                (49,000)       (6,326)
Change in valuation allowance due to change in
  expected rate and utilization                           (76,163)         (451)
                                                         --------      --------

Income tax benefit                                       $ (63,000) $      --
                                                         ========      ========


NOTE J - CONCENTRATION OF SUPPLY RISK

The Company's manufacturing and packaging activities are performed at a productionfacility owned and operated by a nonaffiliated pharmaceutical manufacturer. At the present time, the is the sole source of the Company's manufacturer wound care products. However, the Company has maintained a long-term relationship with this manufacturer and does not expect a discontinuance of its wound care products from the manufacturer in the near term.

During the year, Sirius purchased approximately 47% of its diabetic supplies from a supplier. Sirius entered non-affiliated into a contract with this supplier to purchase a minimum quantity of products ata discount. (See NOTE E - COMMITMENTS AND CONTINGENCIES for disclosure) The Company does not supply from this vendor will anticipate be lost in the near future. In the event the contract is not renewed upon its expiration,the Company could still purchase such products at a higher cost from this supplier or negotiate with other suppliers.

PROCYON CORPORATION AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS


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

Segments Information

                                                  Wound Care         Diabetic
                                   June 30,       Products           Products            Other           Consolidated
                                   --------      ------------       ----------         ----------        ------------
Revenues                            2004         $1,609,379         $  415,397         $     --           $2,024,776
                                    2003          1,322,763            318,258              4,738          1,645,759

Gross Profit                        2004          1,358,416            201,604               --            1,560,020
                                    2003          1,141,846            139,821                273          1,281,940

Identifiable Assets                 2004            308,513             68,189            126,669            503,371
                                    2003            253,262            108,959             19,254            381,475

Property and Equipment
Additions                           2004             28,586                752             40,956             70,294
                                    2003             16,478              9,293               --               25,771

Depreciation                        2004             16,362              3,725              3,938             24,025
                                    2003             13,143              1,384              1,457             15,984

Geographical Information

The Company operates and sells its products to its customers primarily within the United States. All assets are located within the United States.


NOTE L - RECENT ACCOUNTING PRONOUNCEMENTS

In January 2003, the Financial Standards Accounting Board (FASB) issued Summary of No. 46 (revised Interpretation December 2003), Consolidation of Variable Interest Entities--an interpretation ofARB No. 51. This Interpretation of Accounting Research Bulletin No. 51, Financial Statements, which replaces Interpretation No. 46, Consolidated FASB Consolidation of Variable Interest Entities, consolidation by business of variable interest entities, addresses enterprises which have certain characteristics. ARB 51 requires that an consolidated statements include enterprise's financial subsidiaries in which the enterprise has a financial interest. The Company has reviewed the provisions of the controlling Interpretation and does not expect it will have a material impact on its financial statements.