Form 10QSB
period 2004-09-30
PROCYON CORP
filed 2004-11-12
CIK 812306

SECURITIES & EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

                [x] Quarterly Report Under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


                  For Quarterly Period Ended September 30, 2004

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


                              1300 S. Highland Ave.
                              Clearwater, FL 33756
                          ----------------------------
                         (Address of Principal Offices)

                                 (727) 447-2998
                            -------------------------
                           (Issuer's Telephone Number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the past 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                         YES    [ X ]     NO     [    ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common stock, no par value; 8,045,388 shares outstanding as of November 8, 2004 Transitional Small Business Disclosure Format (check one) Yes [ ] No [X]

                          PART I. FINANCIAL INFORMATION



Item                                                                        Page
                                                                            ----

ITEM 1. FINANCIAL STATEMENTS..............................................     3

Index to Financial Statements
-----------------------------

Financial Statements:

Consolidated Balance Sheets...............................................     3
Consolidated Statements of Operations ....................................     4
Consolidated Statements of Cash Flows ....................................     5
Notes to Financial Statements ............................................     6

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS..........................     9

ITEM 3. CONTROLS AND PROCEDURES ..........................................    12

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS .........................................................    12

SIGNATURES................................................................    12



PROCYON CORPORATION & SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
September 30, 2004 & June 30, 2004



                                                              (unaudited)     (audited)
                                                             September 30      June 30
                                                                  2004           2004
                                                              -----------    -----------

ASSETS

CURRENT ASSETS
           Cash                                               $    42,005    $    14,608
           Accounts Receivable, less allowance
                 of $9,000 for doubtful accounts                  129,414        154,648
           Prepaid Expenses                                        31,952         36,665
           Inventories                                            132,185        104,724
           Deferred tax asset                                      96,788         75,000
                                                              -----------    -----------
                 TOTAL CURRENT ASSETS                             432,344        385,645

PROPERTY AND EQUIPMENT, NET                                        88,599         95,398

OTHER ASSETS
           Certificates of deposit
                 plus accrued interest, restricted                 17,114         17,114
           Deposits                                                14,507          5,214
                                                              -----------    -----------
                 TOTAL OTHER ASSETS                                31,621         22,328

TOTAL ASSETS                                                  $   552,564    $   503,371
                                                              ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
           Current portion of longterm notes payable                  375          7,704
           Current portion of capital lease obligations             6,577          8,046
           Accounts Payable                                        80,916         98,821
           Accrued Expenses                                        61,523         72,722
                                                              -----------    -----------
                 TOTAL CURRENT LIABILITIES                        149,391        187,293

Long Term Liabilities
           Notes payable                                              948          3,052
           Note payable to related party                          226,506        261,506
           Capital lease obligations                                1,505          2,360
           Deferred tax liability                                  11,658         12,000
                                                              -----------    -----------
                 TOTAL LONG TERM LIABILITIES                      240,617        278,918

Stockholders' Equity
           Preferred stock, 496,000,000 shares
                 authorized; none issued
           Series A Cumulative Convertible Preferred stock,
                 no par value; 4,000,000 shares authorized;
                 227,100 shares issued and outstanding            182,950        182,950
           Common stock, no par value, 80,000,000 shares
                 authorized; 8,024,388 shares issued and
                 outstanding                                    4,254,678      4,388,676
           Paid-in capital                                          6,000          6,000
           Accumulated deficit                                 (4,281,072)    (4,540,466)
                                                              -----------    -----------
                 TOTAL STOCKHOLDERS' EQUITY                       162,556         37,160

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $   552,564    $   503,371
                                                              ===========    ===========


The accompanying notes are an integral part of these financial statements

                                             3

PROCYON CORPORATION & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Three Months Ended September 30, 2004 and 2003



                                                    Three Months   Three Months
                                                        Ended          Ended
                                                      Sept. 30,      Sept. 30,
                                                         2004           2003
                                                     -----------    -----------
                                                     (unaudited)    (unaudited)

NET SALES                                            $   545,369    $   485,669

COST OF SALES                                            132,951        107,956
                                                     -----------    -----------

GROSS PROFIT                                             412,418        377,713

OPERATING EXPENSES
            Salaries and Benefits                        156,033        144,659
            Selling, General and Administrative          148,991        164,832
                                                     -----------    -----------
                                                         305,024        309,491
                                                     -----------    -----------

INCOME FROM OPERATIONS                                   107,394         68,222

Other Income (Expense):
            Interest Expense                              (4,213)       (10,981)
            Interest Income                                   66             90
            Other Income                                      20            100
                                                     -----------    -----------
                                                          (4,127)       (10,791)
                                                     -----------    -----------

INCOME BEFORE INCOME TAXES                               103,267         57,431

INCOME TAX BENEFIT                                        22,130              0
                                                     -----------    -----------

NET INCOME                                               125,397         57,431

Dividend requirements on preferred stock                  (5,678)        (5,053)
                                                     -----------    -----------

Basic net income available to common shares          $   119,719    $    52,378
                                                     ===========    ===========

Basic net income per common share                    $      0.01    $      0.01

Weighted average number of
            common shares outstanding                  8,045,544      8,041,544
                                                     ===========    ===========

Diluted net income per common share                  $      0.01    $      0.01

Weighted average number of common shares               8,381,610      8,381,396
            outstanding, basic and diluted


The accompanying notes are an integral part of these financial statements


PROCYON CORPORATION & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Months Ended September 30, 2004 and 2003



                                                                   Three Months      Three Months
                                                                      Ended             Ended
                                                                     Sept. 30          Sept. 30
                                                                       2004              2003
                                                                     ---------         ---------
                                                                    (unaudited)       (unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                                           $ 125,397         $  57,431
Adjustments to reconcile net income to
           net cash used in operating activities:
                Depreciation                                             6,800             4,489
                Allowance for doubtful accounts                              0            (3,800)
                Deferred Income Taxes                                  (22,130)                0

           Decrease (increase) in:
                Accounts Receivable                                     25,234            25,892
                Inventories                                            (27,461)            4,792
                Other Assets                                            (9,293)             (766)
                Prepaid Expenses                                         4,713           (38,966)

           Increase (decrease) in:
                Accounts Payable                                       (17,905)          (23,104)
                Accrued Expenses                                       (11,199)          (37,624)
                                                                     ---------         ---------

Cash provided (used) by Operating Activities                            74,156           (11,656)

CASH FLOWS FROM INVESTING ACTIVITIES

           Purchase of Property & Equipment                                  0                 0
                                                                     ---------         ---------
Cash Used in Investing Activities                                            0                 0

CASH FLOWS FROM FINANCING ACTIVITIES

           Proceeds from Long Term Note Payable  related party          10,000                 0
           Payments on Long Term Note Payable  related party           (54,352)           (1,499)
           Payments on Capital Lease Obligations                        (2,324)           (1,563)
           Payments on Long Term Note Payable                              (83)                0
                                                                     ---------         ---------

Cash used by financing activities                                      (46,759)           (3,062)

Net Increase (decrease) in cash and cash equivalents                    27,397           (14,718)

Cash and Cash Equivalents, beginning of period                          14,608            41,549

Cash and Cash Equivalents, end of period                             $  42,005         $  26,831
                                                                     =========         =========


SUPPLEMENTAL DISCLOSURES

Interest Paid                                                        $   4,213         $  10,981
Taxes Paid                                                           $    --           $    --


NONCASH TRANSACTION DISCLOSURE

Preferred Shares converted to Common Shares                          $       0         $   1,000



The accompanying notes are an integral part of these financial statements

                                                 5

Notes to Financial Statements

NOTE A - SUMMARY OF ACCOUNTING POLICIES

     The financial statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations. The Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the Company's audited financial statements dated June 30, 2004. The results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year.

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

STOCK-BASED COMPENSATION

     The Company has adopted SFAS No. 148, "Accounting for Stock-Based Compensation, Transition and Disclosure." The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25") and has elected to follow the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"). Under the provisions of APB 25, the Company recognizes compensation expense only to the extent that the exercise price of the Company's employee stock options is less than the market price of the underlying stock on the date of grant. SFAS No. 123 requires the presentation of pro forma information as if the Company has accounted for its employee stock options granted under the fair value method. There were no options granted during the quarters ended September 30, 2004 and 2003.

     The following table illustrates the effect on net income and earnings per share for the quarter ended September 30, 2004 had the Company applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation.


                                                     2004           2003
                                                   ---------      ---------
Net income applicable to common stock:
  As reported                                      $ 119,719      $  52,378
  Pro forma adjustment for compensation                  --            --
  Pro forma                                        $ 119,719      $  52,378
                                                   =========      =========

Income per common share:
  Basic - as reported                              $    0.01      $    0.01
  Basic - pro forma                                $    0.01      $    0.01
  Diluted - as reported                            $    0.01      $    0.01
  Diluted - pro forma                              $    0.01      $    0.01

     There were no stock options granted during the three months ended September 30, 2004 and 2003. The fair value of a stock option is determined using the Black-Scholes option-pricing model, which values options based on the stock price at the grant date, the expected life of the option, the estimated volatility of the stock, the expected dividend payments, and the risk-free interest rate over the life of the option.

     The Black-Scholes option valuation model was developed for estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Because option valuation models require the use of subjective assumptions, changes in these assumptions can materially affect the fair value of the options. Our options do not have the characteristics of traded options, therefore, the option valuation models do not necessarily provide a reliable measure of the fair value of our options.

     Equity instruments issued, if any, to non-employees in exchange for goods, fees and services are accounted for under the fair value based method of SFAS No. 123.

NOTE B - INVENTORIES

     Inventories consisted of the following:

                                             September 30,             June 30,
                                             2004                      2004
                                             ----                      ----
                        Finished Goods       $ 42,310                  $ 39,751
                        Raw Materials        $ 89,875                  $ 64.973
                                             --------                  --------
                                             $ 132,185                 $ 104,724
                                             =========                 =========


NOTE C - STOCKHOLDERS' EQUITY

     During January 1995, the Company's Board of Directors authorized the issuance of up to 4,000,000 shares of Series A Cumulative Convertible Preferred Stock ("Series A Preferred Stock"). The preferred stockholders are entitled to receive, as and if declared by the board of directors, quarterly dividends at an annual rate of $.10 per share of Series A Preferred Stock per annum. Dividends will accrue without interest and will be cumulative from the date of issuance of the Series A Preferred Stock and will be payable quarterly in arrears in cash or publicly traded common stock when and if declared by the Board of Directors. As of September 30, 2004, no dividends have been declared. Dividends in arrears on the outstanding preferred shares total $167,099 as of September 30, 2004.

     Holders of the Preferred Stock have the right to convert their shares of Preferred Stock into an equal number of shares of Common Stock of the Company. In addition, Preferred Stock holders have the right to vote the number of shares into which their shares are convertible into Common Stock. Such preferred shares will automatically convert into one share of Common Stock at the close of a public offering of Common Stock by the Company provided the Company receives gross proceeds of at least $1,000,000, and the initial offering price of the Common Stock sold in such offering is equal to or in excess of $1 per share. During fiscal 2004, holders of 4,000 shares of Preferred Stock voluntarily converted their shares to 4,000 shares of Common Stock. The Company is obligated to reserve an adequate number of shares of its common stock to satisfy the conversion of all the outstanding Series A Preferred Stock.

NOTE D - INCOME TAXES AND AVAILABLE CARRYFORWARD

     As of September 30, 2004, the Company had consolidated income tax net operating loss ("NOL") carryforward for federal income tax purposes of approximately $4,600,000. The NOL will expire in various years ending through the year 2023.

     The components of the provision for income taxes (benefits) are attributable to continuing operations as follows:

                                                           2004         2003
                                                         ---------    ---------
             Current
                Federal                                  $    --      $    --
                State                                         --           --
                                                         ---------    ---------
                                                              --           --
             Deferred
                Federal                                    (19,118)        --
                State                                       (3,012)        --
                                                         ---------    ---------
                                                           (22,130)        --
                                                         ---------    ---------
             Income tax (benefit)                        $ (22,130)   $    --
                                                         =========    =========

     Deferred income taxes reflect the net tax effects of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                          Current   Non-Current
                                                         ---------  -----------
             Deferred tax assets:
                 NOL carryforward                        $  93,401  $ 1,419,847
                Allowance for doubtful accounts              3,387         --
                                                         ---------  -----------
                                                            96,788    1,419,847
             Deferred tax (liabilities):
                Excess of tax over book depreciation          --        (11,658)
                                                         ---------  -----------
                                                            96,788    1,408,189
             Valuation allowance for deferred tax asset       --     (1,419,847)
                                                         ---------  -----------
             Net deferred tax asset (liability)          $  96,788  $   (11,658)
                                                         =========  ===========

         The change in the valuation allowance is as follows:

                  September 30, 2004                     $ 1,419,847
                  June 30, 2004                          $ 1,498,878
                                                         -----------
                  Decrease in valuation allowance        $   (79,031)
                                                         ===========

     The decrease in the valuation allowance is due to an increase in the expected NOL utilization. A valuation allowance of approximately $1,420,000 has been provided to reduce the asset to the net amount of tax benefit management believes it will more likely than not realize. As time passes, management will be able to better assess the amount of tax benefit it will realize from using the carryforward.

     Income taxes for the period ended September 30, 2004 and 2003 differ from the amounts computed by applying the effective income tax rates of 34% to income before income taxes as a result of the following:

                                                             2004        2003
                                                           --------    --------
             Expected provision at the US statutory rate   $ 35,111    $   --
             Effect of:
                State income taxes                           (3,790)       --
                Nondeductible expenses                          392        --
                Change in valuation allowance               (79,031)       --
                Other                                        25,188        --
                                                           --------    --------
             Income tax (benefit)                          $(22,130)   $   --
                                                           ========    ========

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

         The Company's condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which require the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosures. A summary of those significant accounting policies can be found in the Notes to the Consolidated Financial Statements included in the Company's annual report on 10-KSB, for the year ended June 30, 2004, which was filed with the Securities and Exchange Commission on September 28, 2004. The estimates used by management are based upon the Company's historical experiences combined with management's understanding of current facts and circumstances. Certain of the Company's accounting policies are considered critical as they are both important to the portrayal of the Company's financial condition and the results of its operations and require significant or complex judgments on the part of management.

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

Stock Based Compensation

         The Company has adopted SFAS No. 148, "Accounting for Stock-Based Compensation, Transition and Disclosure." The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25") and has elected to follow the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"). Under the provisions of APB 25, the Company recognizes compensation expense only to the extent that the exercise price of the Company's employee stock options is less than the market price of the underlying stock on the date of grant. SFAS No. 123 requires the presentation of pro forma information as if the Company has accounted for its employee stock options granted under the fair value method. There were no options granted during the quarters ended September 30, 2004 and 2003.

Financial Condition

         As of September 30, 2004, the Company's principal sources of liquid assets included cash of $42,005, inventories of $132,185, and net accounts receivable of $129,414. The Company had working capital of $282,953, and long-term debt of $240,617 at September 30, 2004.

         During the three months ended September 30, 2004, cash increased from $14,608 as of June 30, 2004 to $42,005. Operating activities provided cash of $74,156 during the period, consisting primarily of net income of $125,397. Cash used by financing activities was $46,759 as compared to cash used by financing activities of $3,062 for the corresponding period in 2003.

         The Company has deferred tax assets of $96,788, and deferred tax liability of $11,658, at September 30, 2004. A valuation allowance of approximately $1,420,000 has been recorded to reduce the asset to the net amount of expected tax benefit management believes it will more likely than not realize. As time passes, management will be able to better assess the amount of tax benefit it will realize.

Results of Operations

         Comparison of the three months ended September 30, 2004 and 2003.

         Net sales during the quarter ended September 30, 2004 were $545,369, as compared to $485,669 in the quarter ended September 30, 2003, an increase of $59,700, or 12%. Increases in sales continue for the Company as market share increases, and sales grow for the introduction of Amerx's newest product, the Amerigel impregnated gauze. Sales from the Sirius subsidiary continue to grow as the customer base for diabetics continues to grow.

         Gross profit during the quarter ended September 30, 2004 was $412,418, as compared to $377,713 during the quarter ended September 30, 2003, an increase of $34,705, or 9%. As a percentage of net sales, gross profit was 76% in the quarter ended September 30, 2004, as compared to 78% in the corresponding quarter in 2003. Gross profit increased for the three months based on increased sales, however as a percentage of net sales gross profit decreased slightly due to initial cost of production in bringing the new product to market.

         Operating expenses during the quarter ended September 30, 2004, were $305,024, consisting of $156,033 in salaries and benefits, and $148,991 in selling, general and administrative expenses. This compares to operating expenses during the quarter ended September 30, 2003 of $309,491, consisting of $144,659 in salaries and benefits, and $164,832 in selling, general and administrative expenses. Expenses for the quarter ended September 30, 2004 slightly decreased compared to the corresponding quarter in 2003. Salaries continue to grow based on incentive based compensation, while the Company saw a reduction in selling, general, and administrative expense over the quarter. This was a result of expenses increasing at a slower rate than sales. The Company hopes to continue this trend in fiscal 2005.

         Operating profit increased by $39,172 (57%) from $68,222 for the quarter ended September 30, 2004, as compared to the comparable quarter in the prior year. Net Profit (before dividend requirements for Preferred Shares) was $125,397 during the quarter ended September 30, 2004, as compared to $57,431 during the quarter ended September 30, 2003. The Company continues to improve its cash position and profitability. The Company believes that significant increases in sales has come from growth in the Amerx subsidiary as Amerx's products are being stocked by new major medical physician distribution centers through out the nation. The Amerigel Products overall acceptance has grown steadily in the Podiatric Market. This has also made for a favorable introduction of Amerx's newest product the Amerigel impregnated gauze.

ITEM 3. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

         Management of the Company, with the participation of the President and Principal Executive, Financial and Accounting Officer, has conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based on that evaluation, management, including the President and Principal Executive, Financial and Accounting Officer, has concluded that, as of the date of this report, the Company's disclosure controls and procedures were effective in ensuring that all material information relating to the Company required to be disclosed in this report has been made known to management in a timely manner and ensuring that this information is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and regulations.

(b) Changes in Internal Controls Over Financial Reporting

         During the first quarter of fiscal 2005, the Company did not institute any significant changes in its internal control over financial reporting that materially affected or is reasonably likely to materially affect, the Company's internal control over financial reporting.


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



November 9, 2004                            By:  /s/  John C. Anderson
----------------                               --------------------------------
Date                                                  John C. Anderson,
                                                      President and
                                                      Chief Financial Officer