Form 10QSB
period 2004-12-31
PROCYON CORP
filed 2005-02-14
CIK 812306

SECURITIES & EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

               [x] Quarterly Report Under Section 13 or 15 (d) of
                       the Securities Exchange Act of 1934


                  For Quarterly Period Ended December 31, 2004

       [ ] Transition Report Under Section 13 or 18(d) of the Exchange Act

                         Commission File Number: 0-17449


                               PROCYON CORPORATION
         ---------------------------------------------------------------
        (Exact Name of Small Business Issuer as specified in its charter)

               COLORADO                                        59-3280822
        ----------------------                             --------------------
       (State of Incorporation)                               (IRS Employer
                                                          Identification Number)

                              1300 S. Highland Ave.
                              Clearwater, FL 33756
                              --------------------
                         (Address of Principal Offices)

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

Common stock, no par value; 8,045,388 shares outstanding as of February 10, 2005 Transitional Small Business Disclosure Format (check one) Yes [ ] No [ X]

                          PART I. FINANCIAL INFORMATION


Item                                                                   Page
                                                                       ----

ITEM 1. FINANCIAL STATEMENTS........................................     3

Index to Financial Statements

Financial Statements:

Consolidated Balance Sheets.........................................     3
Consolidated Statements of Operations ..............................     4
Consolidated Statements of Cash Flows ..............................     5
Notes to Financial Statements ......................................     6

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS....................     9

ITEM 3. CONTROLS AND PROCEDURES ....................................    12

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS ...................................................    12


SIGNATURES..........................................................    12

PROCYON CORPORATION & SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2004 & June 30, 2004

                                                                         (unaudited)             (audited)
                                                                         December 31              June 30
                                                                            2004                    2004
                                                                         -----------            -----------
ASSETS

CURRENT ASSETS

              Cash                                                       $    27,084            $    14,608
              Accounts Receivable, less allowance for doubtful
                      accounts in the amounts of $4,000 and $9,000           154,011                154,648
              Prepaid Expenses                                                34,111                 36,665
              Inventories                                                    126,261                104,724
              Deferred tax asset                                             120,383                 75,000
                                                                         -----------            -----------
                      TOTAL CURRENT ASSETS                                   461,850                385,645

PROPERTY AND EQUIPMENT, NET                                                   81,813                 95,398

OTHER ASSETS
              Certificates of deposit
                      plus accrued interest, restricted                       17,114                 17,114
              Deposits                                                         9,309                  5,214
                                                                         -----------            -----------
                      TOTAL OTHER ASSETS                                      26,423                 22,328

TOTAL ASSETS                                                             $   570,086            $   503,371
                                                                         ===========            ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
              Current portion of long-term notes payable                           0                  7,704
              Current portion of capital lease obligations                     5,674                  8,046
              Accounts Payable                                                77,303                 98,821
              Accrued Expenses                                                70,588                 72,722
                                                                         -----------            -----------
                      TOTAL CURRENT LIABILITIES                              153,565                187,293

LONG TERM LIABILITIES
              Notes payable                                                        0                  3,052
              Note payable to related party                                  160,000                261,506
              Capital lease obligations                                            0                  2,360
              Deferred tax liability                                          11,086                 12,000
                                                                         -----------            -----------
                      TOTAL LONG TERM LIABILITIES                            171,086                278,918

TOTAL LIABILITIES                                                            324,651                466,211

STOCKHOLDERS' EQUITY
              Preferred stock, 496,000,000 shares
                      authorized; none issued
              Series A Cumulative Convertible Preferred stock,
                      no par value; 4,000,000 shares authorized;
                      227,100 shares issued and outstanding                  182,950                182,950
              Common stock, no par value, 80,000,000 shares
                      authorized; 8,024,388 shares issued and
                      outstanding                                          4,388,676              4,388,676
              Paid-in capital                                                  6,000                  6,000
              Accumulated deficit                                         (4,332,191)            (4,540,466)
                                                                         -----------            -----------
                      TOTAL STOCKHOLDERS' EQUITY                             245,435                 37,160
                                                                         -----------            -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               $   570,086            $   503,371
                                                                         ===========            ===========

The accompanying notes are an integral part of these financial statements



PROCYON CORPORATION & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Three Months Ended December 31, 2004 and 2003
Six Months Ended December 31, 2004 and 2003

                                               Three Months        Three Months        Six Months       Six Months
                                                  Ended               Ended              Ended             Ended
                                              Dec. 31, 2004       Dec. 31, 2003      Dec. 31, 2004     Dec. 31, 2003
                                              -------------       -------------      -------------     -------------
                                               (unaudited)        (unaudited)        (unaudited)        (unaudited)

NET SALES                                      $   548,151        $   500,092        $ 1,093,520        $   985,761

COST OF SALES                                      119,608            119,745            252,560            227,701
                                               -----------        -----------        -----------        -----------

GROSS PROFIT                                       428,543            380,347            840,960            758,060

OPERATING EXPENSES
     Salaries and Benefits                         187,835            157,430            343,867            302,089
     Selling, General and Administrative           179,270            175,496            328,260            340,329
                                               -----------        -----------        -----------        -----------
                                                   367,105            332,926            672,127            642,418
                                               -----------        -----------        -----------        -----------

INCOME FROM OPERATIONS                              61,438             47,421            168,833            115,642

Other Income (Expense):
     Interest Expense                               (3,216)            (9,714)            (7,430)           (20,695)
     Interest Income                                    79                 57                146                147
     Other Income                                      411              6,486                431              6,586
                                               -----------        -----------        -----------        -----------
                                                    (2,726)            (3,171)            (6,853)           (13,962)
                                               -----------        -----------        -----------        -----------

INCOME BEFORE INCOME TAXES                          58,712             44,250            161,980            101,680

INCOME TAX BENEFIT                                  24,167                  0             46,297                  0
                                               -----------        -----------        -----------        -----------

NET INCOME                                          82,879             44,250            208,277            101,680

Dividend requirements on preferred stock            (5,678)            (5,753)           (11,356)           (10,805)
                                               -----------        -----------        -----------        -----------

Basic net income available to common shares    $    77,201        $    38,497        $   196,921        $    90,875
                                               ===========        ===========        ===========        ===========

Basic net income per common share              $      0.01        $      0.00        $      0.02        $      0.01
                                               ===========        ===========        ===========        ===========

Weighted average number of
     common shares outstanding                   8,045,388          8,042,388          8,045,388          8,041,794
                                               ===========        ===========        ===========        ===========

Diluted net income per common share            $      0.01        $      0.00        $      0.02        $      0.01
                                               ===========        ===========        ===========        ===========

Weighted average number of common shares
     outstanding, basic and diluted              8,383,257          8,383,257          8,383,257          8,382,978
                                               ===========        ===========        ===========        ===========

The accompanying notes are an integral part of these financial statements



PROCYON CORPORATION & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Six Months Ended December 31, 2004 and 2003

                                                                   Six Months             Six Months
                                                                     Ended                   Ended
                                                                  December 31             December 31
                                                                      2004                   2003
                                                                   ---------              ---------
                                                                  (unaudited)            (unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES

Net Profit (Loss)                                                  $ 208,277              $ 101,680
Adjustments to reconcile net income to
     net cash used in operating activities:
           Depreciation                                               13,586                  9,591
           Allowance for doubtful accounts                            (5,000)                (3,800)
           Deferred income taxes                                     (46,298)                     0

     Decrease (increase) in:
           Accounts Receivable                                         5,637                 (6,801)
           Inventories                                               (21,537)                17,553
           Other Assets                                               (4,095)                (8,220)
           Prepaid Expenses                                            2,554                (31,341)

     Increase (decrease) in:
           Accounts Payable                                          (21,520)               (23,906)
           Accrued Expenses                                           (2,134)               (11,592)
                                                                   ---------              ---------

Cash Used in Operating Activities                                    129,470                 43,164

CASH FLOWS FROM INVESTING ACTIVITIES

     Purchase of Property & Equipment                                      0                (26,726)
                                                                   ---------              ---------

Cash Used in Investing Activities                                          0                (26,726)

CASH FLOWS FROM FINANCING ACTIVITIES

     Proceeds from Long Term Note Payable - related party             10,000                      0
     Payments on Long Term Note Payable - related party             (111,506)                (1,493)
     Payments on Capital Lease Obligations                            (4,732)                (3,635)
     Payments on Long Term Note Payable                              (10,756)                     0
                                                                   ---------              ---------

Cash Provided by Financing Activities                               (116,994)                (5,128)

Net Increase (decrease) in Cash and Cash Equivalents                  12,476                 11,310

Cash and Cash Equivalents, beginning of period                        14,608                 41,549
                                                                   ---------              ---------

Cash and Cash Equivalents, end of period                           $  27,084              $  52,859
                                                                   =========              =========

SUPPLEMENTAL DISCLOSURES

Interest Paid                                                      $   7,430              $  20,695
Taxes Paid                                                              --                     --


NONCASH TRANSACTION DISCLOSURE

Preferred Shares converted to Common Shares                        $    --                $   1,000
Purchase of property & equipment through long term loan                 --                    1,563

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

STOCK-BASED COMPENSATION

     The Company accounts for stock-based employee compensation arrangements using the intrinsic value method in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25") and has elected to follow the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), as amended by SFAS 148, "Accounting for Stock-Based Compensation - Transition and Disclosure. Under the intrinsic value method, the Company recognizes compensation expense only to the extent that the exercise price of the Company's employee stock options is less than the market price of the underlying stock on the date of grant. SFAS No. 123 requires the presentation of pro forma information as if the Company has accounted for its employee stock options granted under the fair value method. There were no options granted during the quarters ended December 31, 2004 and 2003.

     The following table illustrates the effect on net income and earnings per share for three months and six months ended December 31, 2004, and 2003 had the Company applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation.



                                                      2004             2004             2003             2003
                                                    --------         --------         --------         --------
                                                    3 month          6 month          3 months         6 months
      Net income applicable to common stock:
           As reported                              $ 77,201         $196,921         $ 38,497         $ 90,875
           Pro forma adjustment for compensation        --               --               --               --
                                                    --------         --------         --------         --------
           Pro forma                                $ 77,201         $196,921         $ 38,497         $ 90,875
                                                    ========         ========         ========         ========

      Income per common share:
           Basic - as reported                      $   0.01         $   0.02         $   .00          $   0.01
           Basic - pro forma                        $   0.01         $   0.02         $   .00          $   0.01
           Diluted - as reported                    $   0.01         $   0.02         $   .00          $   0.01
           Diluted - pro forma                      $   0.01         $   0.02         $   .00          $   0.01

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

NOTE B - INVENTORIES

     Inventories consisted of the following:

                                          December 31,              June 30,
                                          2004                      2004
                                          ----                      ----
      Finished Goods                      $  32,026                 $  39,751
      Raw Materials                       $  94,235                 $  64,973
                                          ---------                 ---------
                                          $ 126,261                 $ 104,724
                                          =========                 =========


NOTE C - STOCKHOLDERS' EQUITY

     During January 1995, the Company's Board of Directors authorized the issuance of up to 4,000,000 shares of Series A Cumulative Convertible Preferred Stock ("Series A Preferred Stock"). The preferred stockholders are entitled to receive, as and if declared by the board of directors, quarterly dividends at an annual rate of $.10 per share of Series A Preferred Stock per annum. Dividends will accrue without interest and will be cumulative from the date of issuance of the Series A Preferred Stock and will be payable quarterly in arrears in cash or publicly traded common stock when and if declared by the Board of Directors. As of December 31, 2004, no dividends have been declared. Dividends in arrears on the outstanding preferred shares total $172,776 as of December 31, 2004.

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

NOTE D - INCOME TAXES AND AVAILABLE CARRYFORWARD

     As of December 31, 2004, the Company had consolidated income tax net operating loss ("NOL") carryforward for federal income tax purposes of approximately $4,400,000. The NOL will expire in various years ending through the year 2023.

The components of the provision for income taxes (benefits) are attributable to continuing operations as follows:

                                            December 31,      December 31,
                                            2004              2003
                                            ------------      ------------
     Current
       Federal                              $   --            $  --
       State                                    --               --
                                            --------          -------
     Deferred
       Federal                               (41,831)            --
       State                                  (4,466)            --
                                            --------          -------
                                             (46,297)            --
                                            --------          -------
       Income tax (benefit)                 $(46,297)         $  --
                                            ========          =======

     Deferred income taxes reflect the net tax effects of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                       Current      Non-Current
                                                     -----------    -----------
     Deferred tax assets:
        NOL carryforward                             $   118,878    $ 1,558,605
        Allowance for doubtful accounts                    1,505           --
                                                     -----------    -----------
                                                         120,383      1,558,605
     Deferred tax (liabilities):
        Excess of tax over book depreciation                --          (11,086)
                                                     -----------    -----------
                                                            --          (11,086)


     Valuation allowance for deferred tax asset             --       (1,558,605)
                                                     -----------    -----------
     Net deferred tax asset (liability)              $   120,383    $   (11,086)
                                                     ===========    ===========
The change in the valuation allowance is as follows:

     December 31, 2004                               $ 1,558,605
     June 30, 2004                                   $ 1,498,878
                                                     -----------
     Increase in valuation allowance                 $    59,727
                                                     ===========

     The increase in the valuation allowance is due to an increase in the expected tax rate used to compute the expected NOL utilization. A valuation allowance of approximately $1,559,000 has been provided to reduce the asset to the net amount of tax benefit management believes it will more likely than not realize. As time passes, management will be able to better assess the amount of tax benefit it will realize from using the carryforward.

NOTE E - RECENT ACCOUNTING PRONOUNCEMENT

     In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share - Based Payment" SFAS 123 (Revised) addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. SFAS 123 (Revised) requires an entity to recognize the grant-date fair-value of stock options and other equity-based compensation issued to employees in the income statement. The revised statement generally requires that an entity account for those transactions using the fair-value-based method, and eliminates the intrinsic value method of accounting in APB 25, which was permitted under SFAS No. 123, as originally issued. The revised statement requires entities to disclose information about the nature of the share-based payment transactions and the effects of those transactions on the financial statements.

     SFAS No. 123 (Revised) is effective for small business issuers' financial statements for the first interim or annual reporting period that begins after December 15, 2005, with early adoption encouraged.

     The Company is currently evaluating the impact that this statement will have on its financial condition or results of operations.


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

Advertising and Marketing

     Currently the Company uses several forms of advertising. Among these forms of advertising are sponsorships to agencies who represent the professionals in their respective fields. The Company expenses these sponsorships over the term of the advertising arrangements, on a straight line basis. Other forms of advertising used by the Company include professional journal ads, and mailing campaigns. These forms of advertising are expensed when incurred.

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

     The Company calculates Medicare reimbursements based upon government-established reimbursement prices. The reimbursements that Medicare pays the Company are subject to review by government regulators. Medicare reimburses at 80% of the government-determined reimbursement prices and the Company bills the remaining balance to either third-party payers, such as insurance companies, or directly to the customers.

Stock Based Compensation

     The Company accounts for stock-based employee compensation arrangements using the intrinsic value method in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25") and has elected to follow the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), as amended by

     SFAS 148, "Accounting for Stock - Based Compensation - Transition and Disclosure." Under the intrinsic value method, the Company recognizes compensation expense only to the extent that the exercise price of the Company's employee stock options is less than the market price of the underlying stock on the date of grant. SFAS No. 123 requires the presentation of pro forma information as if the Company has accounted for its employee stock options granted under the fair value method. There were no options granted during the quarters ended December 31, 2004 and 2003.

Financial Condition

     As of December 31, 2004, the Company's principal sources of liquid assets included cash of $27,084, inventories of $126,261, and net accounts receivable of $154,011. The Company had net working capital of $288,323, and long-term debt of $171,337 at December 31, 2004.

     During the six months ended December 31, 2004, cash increased from $14,608 as of June 30, 2004 to $27,084. Operating activities provided cash of $129,470 during the period, consisting primarily of net income of $208,277. Cash used by financing activities was $116,994 as compared to cash used by financing activities of $5,128 for the corresponding period in 2003.

     The Company has deferred tax assets of $120,383, and deferred tax liability of $11,086, at December 31, 2004. A valuation allowance of approximately $1,559,000 has been recorded to reduce the asset to the net amount of expected tax benefit management believes it will more likely than not realize. As time passes, management will be able to better assess the amount of tax benefit it will realize.

Results of Operations

     Comparison of the three months, and six months ended December 31, 2004 and 2003.

     Net sales during the quarter ended December 31, 2004 were $548,151, as compared to $500,092 in the quarter ended December 31, 2003, an increase of $48,059, or 10%. Increases in sales continue for the Company as sales grow from Amerx's newest product, the Amerigel impregnated gauze. Sales from the Sirius subsidiary continue to grow as the customer base for diabetics continues to grow. Net sales for the six months ended December 31, 2004 were $1,093,520, as compared to $985,761 in the corresponding previous year period, an increase of $107,759, or 11%.

     Gross profit during the quarter ended December 31, 2004 was $428,543, as compared to $380,347 during the quarter ended December 31, 2003, an increase of $48,196, or 13%. As a percentage of net sales, gross profit was 78% in the quarter ended December 31, 2004, as compared to 76% in the corresponding quarter in 2003. Gross profit increased for the three months based on an increase of sales, while holding costs of sales virtually constant. Gross profit for the six months ended December 31, 2004 was $840,960, as compared to $758,060 in the corresponding previous year period, an increase of $82,900, 11%

     Operating expenses during the quarter ended December 31, 2004, were $367,105, consisting of $187,835 in salaries and benefits, and $179,270 in selling, general and administrative expenses. This compares to operating expenses during the quarter ended December 31, 2003 of $332,926, consisting of $157,430 in salaries and benefits, and $175,496 in selling, general and administrative expenses. Expenses for the quarter ended December 31, 2004 increased compared to the corresponding quarter in 2003 by 10%. The increase is primarily due to increased compensation and advertising expense. Salaries continue to grow based on incentive based compensation. Selling, General and Administrative cost rose slightly as Amerx has increased advertising and sponsorships for different groups with in the professional market.

     Operating profit increased by $14,017 (30%) to $61,438 for the quarter ended December 31, 2004, from $47,421 in the comparable quarter of the prior year. Net Profit (before dividend requirements for Preferred Shares) was $62,666 during the quarter ended December 31, 2004, as compared to $44,250 during the quarter ended December 31, 2003. Operating profit increased by $53,190 (46%) to $168,832 for the six months ended December 31, 2004, from $115,642 in the comparable period of the prior year. The

     Company continues to improve its cash position and profitability. The Company believes that sales will continue to increase as the Company finds new markets, for both its products and services. The Amerigel Products overall acceptance has grown steadily in the Podiatric Market. This has also made for a favorable introduction of Amerx's newest product the Amerigel impregnated gauze.


ITEM 3. CONTROLS AND PROCEDURES

(a)  Evaluation of Disclosure Controls and Procedures

     Management of the Company, with the participation of the President and Principal Executive, Financial and Accounting Officer, has conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based on that evaluation, management, including the President and Principal Executive, Financial and Accounting Officer, has concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures were effective in ensuring that all material information relating to the Company required to be disclosed in this report has been made known to management in a timely manner and ensuring that this information is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and regulations.

(b)  Changes in Internal Controls Over Financial Reporting

     During the second quarter of fiscal 2005, the Company did not institute any significant changes in its internal control over financial reporting that materially affected or is reasonably likely to materially affect, the Company's internal control over financial reporting.


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


                                   PROCYON CORPORATION



February 14, 2005                  By:      /s/ John C. Anderson
-----------------                           -----------------------------------
Date                                        John C. Anderson, President and
                                                Chief Financial Officer