Form 10QSB
period 2005-03-31
PROCYON CORP
filed 2005-05-16
CIK 812306

SECURITIES & EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

                       [x] Quarterly Report Under Section
                         13 or 15 (d) of the Securities
                              Exchange Act of 1934


                    For Quarterly Period Ended March 31, 2005

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

Common stock, no par value; 8,057,588 shares outstanding as of May 13, 2005
Transitional Small Business Disclosure Format (check one) Yes [   ] No [ X ]

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


PROCYON CORPORATION & SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
March 31, 2005 & June 30, 2004


                                                                   (unaudited)             (audited)
                                                                    March 31                June 30
                                                                    2005                    2004

ASSETS

CURRENT ASSETS

      Cash                                                         $    55,884              $    14,608
      Accounts Receivable, less allowance for doubtful
          accounts in the amounts of $2,500 and $9,000                 164,046                  154,648
      Prepaid Expenses                                                  38,870                   36,665
      Inventories                                                      150,770                  104,724
      Deferred tax asset                                               128,191                   75,000
                                                                   -----------              -----------
          TOTAL CURRENT ASSETS                                         537,761                  385,645

PROPERTY AND EQUIPMENT, NET                                             83,278                   95,398

OTHER ASSETS
      Certificates of deposit
          plus accrued interest, restricted                             17,114                   17,114
      Deposits                                                          10,309                    5,214
                                                                   -----------              -----------
          TOTAL OTHER ASSETS                                            27,423                   22,328

TOTAL ASSETS                                                       $   648,462              $   503,371
                                                                   ===========              ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
      Current portion of long-term notes payable                             0                    7,704
      Current portion of capital lease obligations                       3,182                    8,046
      Accounts Payable                                                 102,121                   98,821
      Accrued Expenses                                                  71,038                   72,722
                                                                   -----------              -----------
          TOTAL CURRENT LIABILITIES                                    176,341                  187,293

LONG TERM LIABILITIES
      Notes payable                                                          0                    3,052
      Note payable to related party                                    170,000                  261,506
      Capital lease obligations                                              0                    2,360
      Deferred tax liability                                            11,760                   12,000
                                                                   -----------              -----------
          TOTAL LONG TERM LIABILITIES                                  181,760                  278,918

TOTAL LIABILITIES                                                      358,101                  466,211

STOCKHOLDERS' EQUITY
      Preferred stock, 496,000,000 shares
          authorized; none issued
      Series A Cumulative Convertible Preferred stock,
          no par value; 4,000,000 shares authorized;
          224,900 shares issued and outstanding                        180,750                  182,950
      Common stock, no par value, 80,000,000 shares
          authorized; 8,047,588 shares issued and
          outstanding                                                4,390,876                4,388,676
      Paid-in capital                                                    6,000                    6,000
      Accumulated deficit                                           (4,287,265)              (4,540,466)
                                                                   -----------              -----------
          TOTAL STOCKHOLDERS' EQUITY                                   290,361                   37,160
                                                                   -----------              -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $   648,462              $   503,371
                                                                   ===========              ===========

The accompanying notes are an integral part of these financial statements





PROCYON CORPORATION & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Three Months Ended March 31, 2005 and 2004
Nine Months Ended March 31, 2005 and 2004

                                                      Three Months      Three Months       Nine Months      Nine Months
                                                          Ended             Ended             Ended            Ended
                                                      March 31, 2005    March 31, 2004    March 31, 2005    March 31, 2004
                                                       -----------       -----------       -----------       ----------
                                                       (unaudited)       (unaudited)       (unaudited)       (unaudited)

NET SALES                                              $   555,712       $   510,344       $ 1,649,231       $ 1,496,104

COST OF SALES                                              139,300           101,492           391,859           329,193
                                                       -----------       -----------       -----------       -----------

GROSS PROFIT                                               416,412           408,852         1,257,372         1,166,911

OPERATING EXPENSES
              Salaries and Benefits                        176,021           164,029       $   519,887           466,118
              Selling, General and Administrative          199,635           170,858           527,897           511,750
                                                       -----------       -----------       -----------       -----------
                                                           375,656           334,887         1,047,784           977,868
                                                       -----------       -----------       -----------       -----------

INCOME FROM OPERATIONS                                      40,756            73,965           209,588           189,043

Other Income (Expense):
              Interest Expense                              (3,038)           (8,205)          (10,468)          (28,901)
              Interest Income                                   76                57               221               204
              Other Income                                       0               569               431             7,155
                                                       -----------       -----------       -----------       -----------
                                                            (2,962)           (7,579)           (9,816)          (21,542)
                                                       -----------       -----------       -----------       -----------

INCOME BEFORE INCOME TAXES                                  37,794            66,386           199,772           167,501

INCOME TAX BENEFIT                                           7,134                 0            53,431                 0
                                                       -----------       -----------       -----------       -----------

NET INCOME                                                  44,928            66,386           253,203           167,501

Dividend requirements on preferred stock                    (3,973)           (3,428)          (15,329)          (14,233)
                                                       -----------       -----------       -----------       -----------

Net Profit applicable to common stock                  $    40,955       $    62,958       $   237,874       $   153,268
                                                       ===========       ===========       ===========       ===========

Basic net income per common share                             0.01              0.01              0.03              0.02

Diluted earnings per common share                             0.00              0.01              0.03              0.02

Weighted average number of
              common shares outstanding                  8,045,412         8,043,742         8,045,396         8,042,302
                                                       ===========       ===========       ===========       ===========

Diluted weighted average number of
              common shares outstanding                  8,400,991         8,570,842         8,400,991         8,569,402
                                                       ===========       ===========       ===========       ===========


The accompanying notes are an integral part of these financial statements



PROCYON CORPORATION & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine Months Ended March 31, 2005 and 2004

                                                                             Nine Months        Nine Months
                                                                                Ended              Ended
                                                                              March 31            March 31
                                                                                2005                2004
                                                                            ------------         -----------
                                                                             (unaudited)         (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES

Net Profit                                                                   $ 253,203            $ 167,501
Adjustments to reconcile net income to
              net cash used in operating activities:
                    Depreciation                                                20,476               15,792
                    Allowance for doubtful accounts                             (6,500)              (3,800)
                    Deferred income taxes                                      (53,431)                   0

              Decrease (increase) in:
                    Accounts Receivable                                         (2,898)              (3,534)
                    Inventories                                                (46,046)              13,303
                    Other Assets                                                (5,095)              (4,479)
                    Prepaid Expenses                                            (2,205)             (19,387)

              Increase (decrease) in:
                    Accounts Payable                                             3,300              (53,836)
                    Accrued Expenses                                            (1,687)              (2,933)
                                                                             ---------            ---------

Cash Provided by Operating Activities                                          159,117              108,627

CASH FLOWS FROM INVESTING ACTIVITIES

              Purchase of Property & Equipment                                  (8,355)             (57,021)
                                                                             ---------            ---------

Cash Used in Investing Activities                                               (8,355)             (57,021)

CASH FLOWS FROM FINANCING ACTIVITIES

              Proceeds from Long Term Note Payable - related party              20,000                    0
              Payments on Long Term Note Payable - related party              (111,506)              (4,657)
              Payments on Capital Lease Obligations                             (7,224)              (5,872)
              Payments on Long Term Note Payable                               (10,756)                 (55)
                                                                             ---------            ---------

Cash Used in Financing Activities                                             (109,486)             (10,584)

Net Change in Cash and Cash Equivalents                                         41,276               41,022

Cash and Cash Equivalents, beginning of period                                  14,608               41,549
                                                                             ---------            ---------

Cash and Cash Equivalents, end of period                                     $  55,884            $  82,571
                                                                             =========            =========

SUPPLEMENTAL DISCLOSURES

Interest Paid                                                                $  10,468            $  28,901
Taxes Paid                                                                   $       0            $       0


NONCASH TRANSACTION DISCLOSURE

Preferred Shares converted to Common Shares                                  $   2,200            $   4,000
Purchase of property & equipment through long term loan                      $       0            $   1,563
Financing of property & equipment through accrued expenses                   $       0            $   6,509


The accompanying notes are an integral part of these financial statements

Notes to Financial Statements

NOTE A - SUMMARY OF ACCOUNTING POLICIES

     The interim financial statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations. The Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the Company's audited financial statements dated June 30, 2004. The results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year.

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

STOCK-BASED COMPENSATION

     The Company accounts for stock-based employee compensation arrangements using the intrinsic value method in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25") and has elected to follow the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), as amended by SFAS 148, "Accounting for Stock-Based Compensation - Transition and Disclosure. Under the intrinsic value method, the Company recognizes compensation expense only to the extent that the exercise price of the Company's employee stock options is less than the market price of the underlying stock on the date of grant. SFAS No. 123 requires the presentation of pro forma information as if the Company has accounted for its employee stock options granted under the fair value method. There were no options granted during the quarters ended March 31, 2005 and 2004.

     The following table illustrates the effect on net income and earnings per share for three months and nine months ended March 31, 2005, and 2004 had the Company applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation.

                                                   3 months        3 months        9 months        9 months
                                                    ending          ending          ending          ending
                                                     2005            2004            2005             2004
                                                  ----------      ----------      -----------      -----------

Net income applicable to common stock:
  As reported                                     $   40,955      $   62,958      $   237,874      $   153,268
  Pro forma adjustment for compensation                 --              --               --               --
                                                  ----------      ----------      -----------      -----------
  Pro forma                                       $   40,955      $   62,958      $   237,874      $   153,268
                                                  ==========      ==========      ===========      ===========
Income per common share:
   Basic - as reported                            $     0.01      $      .01      $      0.03      $      0.02
   Basic - pro forma                              $     0.01      $      .01      $      0.03      $      0.02
   Diluted - as reported                          $     0.00      $      .01      $      0.03      $      0.02
   Diluted - pro forma                            $     0.00      $      .01      $      0.03      $      0.02

                                       6

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

     In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123(R) ("SFAS 123R"), "Share-Based Payment," which is a revision of SFAS No. 123. SFAS 123R is effective for small business publicly-traded companies for interim or annual periods beginning after December 15, 2005, supersedes Accounting Principles Board Opinion no. 25, "Accounting for Stock Issued to Employees," and amends Statement of Financial Accounting Standards No. 95, "Statement of Cash Flows."

     SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values and will rescind the acceptance of pro forma disclosure. SFAS 123R will be effective for the Company beginning with the quarter ended December 31, 2005. The Company has not yet determined the impact in adopting SFAS 123R.

NOTE B - INVENTORIES

     Inventories consisted of the following:

                                               March 31,         June 30,
                                               2005              2004
                                               ----              ----
          Finished Goods                       $  43,145         $ 39,751
          Raw Materials                        $ 107,625         $ 64,973
                                               ---------         --------
                                               $ 150,770         $ 104,724
                                               =========         =========


NOTE C - STOCKHOLDERS' EQUITY

     During January 1995, the Company's Board of Directors authorized the issuance of up to 4,000,000 shares of Series A Cumulative Convertible Preferred Stock ("Series A Preferred Stock"). The preferred stockholders are entitled to receive, as and if declared by the board of directors, quarterly dividends at an annual rate of $.10 per share of Series A Preferred Stock per annum. Dividends will accrue without interest and will be cumulative from the date of issuance of the Series A Preferred Stock and will be payable quarterly in arrears in cash or publicly traded common stock when and if declared by the Board of Directors. As of March 31, 2005, no dividends have been declared. Dividends in arrears on the outstanding preferred shares total $176,749 as of March 31, 2005.

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

NOTE D - INCOME TAXES AND AVAILABLE CARRYFORWARD

     As of March 31, 2005, the Company had consolidated income tax net operating loss ("NOL") carryforward for federal income tax purposes of approximately $4,400,000. The NOL will expire in various years ending through the year 2024.


     The components of the provision for income taxes (benefits) are attributable to continuing operations as follows:

                                                 March 31,      March 31,
                                                   2005            2004
                                                 --------        -------
     Current
        Federal                                  $   --          $ --
        State                                        --            --
                                                 --------        ------
     Deferred
        Federal                                   (48,277)         --
        State                                      (5,154)         --
                                                 --------        ------
                                                  (53,431)         --
                                                 --------        ------
     Income tax (benefit)                        $(53,431)       $ --
                                                 ========        ======


     Deferred income taxes reflect the net tax effects of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                       Current      Non-Current
                                                     -----------    ------------
       Deferred tax assets:
           NOL carryforward                          $   127,250    $ 1,608,959
           Allowance for doubtful accounts                   941           --
                                                     -----------    -----------
                                                         128,191      1,608,959
        Deferred tax (liabilities):
           Excess of tax over book depreciation             --          (11,760)
                                                     -----------    -----------
                                                            --          (11,760)


        Valuation allowance for deferred tax asset          --       (1,608,959)
                                                     -----------    -----------
        Net deferred tax asset (liability)           $   128,191    $   (11,760)
                                                     ===========    ===========

     The change in the valuation allowance is as follows:


                  March 31, 2005                              $ 1,608,959
                  June 30, 2004                               $ 1,498,878
                                                              -----------
                  Increase in valuation allowance             $   110,081
                                                              ===========

     The increase in the valuation allowance is due to an increase in the expected tax rate used to compute the expected NOL utilization. A valuation allowance of approximately $1,609,000 has been provided to reduce the asset to the net amount of tax benefit management believes it will more likely than not realize. As time passes, management will be able to better assess the amount of tax benefit the Company expects to realize from using the carryforward.


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

     SFAS No. 123 (Revised) is effective for small business issuers' financial statements for the first annual reporting period that begins after December 15, 2005, with early adoption encouraged.

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

Advertising and Marketing

     The Company uses several forms of advertising, including sponsorships to agencies who represent the professionals in their respective fields. The Company expenses these sponsorships over the term of the advertising arrangements, on a straight line basis. Other forms of advertising used by the Company include professional journal ads, and mailing campaigns. These forms of advertising are expensed when incurred.

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

Stock Based Compensation

     The Company accounts for stock-based employee compensation arrangements using the intrinsic value method in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25") and has elected to follow the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), as amended by SFAS 148, "Accounting for Stock - Based Compensation - Transition and Disclosure." Under the intrinsic value method, the Company recognizes compensation expense only to the extent that the exercise price of the Company's employee stock options is less than the market price of the underlying stock on the date of grant. SFAS No. 123 requires the presentation of pro forma information as if the Company has accounted for its employee stock options granted under the fair value method. There were no options granted during the quarters ended March 31, 2005 and 2004.

Financial Condition

     As of March 31, 2005, the Company's principal sources of liquid assets included cash of $55,884, inventories of $150,770, and net accounts receivable of $164,046. The Company had net working capital of $361,420, and long-term debt of $181,760 at March 31, 2005.

     During the nine months ended March 31, 2005, cash increased from $14,608 as of June 30, 2004 to $55,884. Operating activities provided cash of $159,117 during the period, consisting primarily of net income of $253,203. Cash used in financing activities was $109,486 as compared to cash used by financing activities of $10,584 for the corresponding period in 2004.

     The Company recorded deferred tax assets of $128,191, and deferred tax liability of $11,760, at March 31, 2005. A valuation allowance of approximately $1,609,000 has been recorded to reduce the asset to the net amount of expected tax benefit management believes it will more likely than not realize. As time passes, management will be able to better assess the amount of tax benefit the Company expects to realize.

Results of Operations

     Comparison of the three months, and nine months ended March 31, 2005 and 2004.

     Net sales during the quarter ended March 31, 2005 were $555,712, as compared to $510,344 in the quarter ended March 31, 2004, an increase of $45,368, or 9%. Increases in sales continue for the Company as sales grow from Amerx's newest product, the Amerigel impregnated gauze. Sales from the Sirius subsidiary continue to grow as the customer base for diabetics continues to grow. Net sales for the nine months ended March 31, 2005 were $1,649,231, as compared to $1,496,104 in the corresponding previous year period, an increase of $153,127, or 10%.

     Gross profit during the quarter ended March 31, 2005 was $416,412, as compared to $408,852 during the quarter ended March 31, 2004, an increase of $7,560, or 2%. As a percentage of net sales, gross profit was 75% in the quarter ended March 31, 2005, as compared to 80% in the corresponding quarter in 2004. Gross profit increased for the three months overall. However profit margins decreased as sales for the Amerx product line shifted to higher volume, lower margin distributor sales. Gross profit for the nine months ended March 31, 2005 was $1,257,372, as compared to $1,166,911 in the corresponding previous year period, an increase of $90,461, or 8%.

     Operating expenses during the quarter ended March 31, 2005, were $375,656, consisting of $176,021 in salaries and benefits, and $199,635 in selling, general and administrative expenses. This compares to operating expenses during the quarter ended March 31, 2004 of $334,887, consisting of $164,029 in salaries and benefits, and $170,858 in selling, general and administrative expenses. Expenses for the quarter ended March 31, 2005 increased compared to the corresponding quarter in 2004 by 12%. Salaries continue to increase based on incentive based compensation. Selling, general and administrative cost rose slightly as Amerx has increased advertising and sponsorships for different groups within the professional market.

     Operating profit decreased by $33,209 (45%) to $40,756 for the quarter ended March 31, 2005, from $73,965 in the comparable quarter of the prior year. Net Profit (before dividend requirements for Preferred Shares) was $44,928 during the quarter ended March 31, 2005, as compared to $66,386 during the quarter ended March 31, 2004. Operating profit increased by $20,545 (11%) to $209,588 for the nine months ended March 31, 2005, from $189,043 in the comparable period of the prior year. Net Profit (before dividend requirements for Preferred Shares) for the nine months ended March 31, 2005 was $253,203, an increase of $85,702 or 51%. The Company continues to try to improve its cash position. In the third fiscal quarter, Amerx focused part of it's marketing efforts on funding long term oriented marketing plans that would not yield immediate sales results in the current quarter. This included marketing to further brand the Amerigel name in the market place. Management believes that these marketing efforts will assist the Company in reaching its long term goals. The Company also believes that sales will continue to increase as the Company finds new markets for both its products and services. The Company also believes that sales will continue to increase as the Company finds new markets for both its products and services. The Amerigel Products overall acceptance has grown steadily in the Podiatric Market. This has also made for a favorable introduction of Amerx's newest product the Amerigel impregnated gauze.

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

(b) Changes in Internal Controls Over Financial Reporting

     During the third fiscal quarter of 2005, the Company did not institute any significant changes in its internal control over financial reporting that materially affected or is reasonably likely to materially affect, the Company's internal control over financial reporting.


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


                                 PROCYON CORPORATION



May 16, 2005                      By:  /s/ John C. Anderson
------------                          ------------------------------------------
Date                                       John C. Anderson
                                           President and Chief Financial Officer