Form 10KSB
period 2005-06-30
PROCYON CORP
filed 2005-09-28
CIK 812306

FORM 10-KSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended June 30, 2005
                         Commission file number 0-17449

                               PROCYON CORPORATION
                  --------------------------------------------
                 (Name of small business issuer in its charter)

        Colorado                                                59-3280822
(State of incorporation)                                (I.R.S. Employer ID No.)

              1300 South Highland Avenue, Clearwater, Florida 33756
              -----------------------------------------------------
               (Address of principal executive offices)(Zip Code)

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrants knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [ ] No [X]

Revenues for the fiscal year ended June 30, 2005:  $2,198,260.

The aggregate market value of the 3,726,188 shares of Common Stock held by non-affiliates was $1,304,166 on September 19, 2005 based on the average bid and asked price of $.35 on such date. As of September 20, 2005, 8,057,588 shares of the issuers Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:
The information required by Part III of this annual report is incorporated by reference from the registrants' definitive proxy statement to be filed with the Commission on or before October 28, 2005. If such proxy statement is not filed by such date, the information required by Part III of this annual report will be filed with the Commission as an amendment to this Form 10-KSB under cover of Form 10-KSB/A, not later than October 28, 2005.

Transitional Small Business Disclosure Format: Yes [  ]  No [X]

                                      INDEX


Title

                                                                          Page


ITEM     1.   DESCRIPTION OF
              BUSINESS.......................................................3

ITEM     2.   DESCRIPTION OF
              PROPERTY.......................................................7

ITEM     3.   LEGAL
              PROCEEDINGS....................................................8

ITEM     4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............8

ITEM     5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.......8

ITEM     6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS.....................................10

ITEM     7.   FINANCIAL STATEMENTS..........................................15

ITEM     8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
              ACCOUNTING AND FINANCIAL DISCLOSURE...........................15

ITEM     8A.  CONTROLS AND PROCEDURES.......................................15

ITEM     8B.  OTHER INFORMATION.............................................16

ITEM     9.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT ...........16

ITEM     10.  EXECUTIVE COMPENSATION........................................17

ITEM     11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS,
              MANAGEMENT AND RELATED STOCKHOLDER MATTERS....................17

ITEM     12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS................17

ITEM     13.  EXHIBITS......................................................17

ITEM     14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES........................18

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

History and Organization

     Procyon Corporation (the "Company" or "Procyon"), a Colorado corporation, was incorporated on March 19, 1987 and was deemed a development stage company until May 1996 when we acquired Amerx Health Care Corp. ("Amerx"), a corporation based in Clearwater, Florida, which was wholly owned by John C. Anderson, our now deceased Chief Executive Officer. Amerx develops and markets proprietary medical products used in the treatment of pressure ulcers, dermatitis, inflammation and other skin problems. We formed Sirius Medical Supply, Inc. ("Sirius"), a Florida corporation, in 2000 to operate as a full service mail order medical supply company, selling primarily to Medicare customers. Amerx and Sirius are wholly owned subsidiaries of Procyon. Historically, Amerx's products have been sold through distributors to health care institutions, such as physicians, nursing homes and home health care agencies, and to retailers, including national and regional chain stores and pharmacies, while Sirius's products are sold directly to Medicare and Medicaid patients.

Products

     Amerx Health Care Corp.

     Amerx's principal products consist of AmeriGel(R) Hydrogel Wound Dressing, Amerigel(R) Hydrogel Saturated Gauze Dressing, AmeriGel(R) Preventive Care Lotion, AmeriGel(R) Preventive Barrier Lotion, and AmeriGel(R) Saline Wound Wash. The AmeriGel(R) Hydrogel Wound Dressing and Amerigel(R) Hydrogel Saturated Gauze Dressing are formulated to be used as a wound dressing to manage pressure ulcers in stages I-IV, stasis ulcers, diabetic skin ulcers, post surgical incisions, cuts, abrasions, first and second degree burns, and skin irritations. The AmeriGel(R) Preventive Care Lotion contains emollients, which restore moisture to fragile skin, protect the skin against tears and chafing, and assist in prevention of chronic pressure ulcers. The AmeriGel(R) Barrier Lotion provides barrier protection to reduce the harmful effects to the skin of urine and feces in incontinent patients. The AmeriGel(R) Saline Wound Wash was introduced as a wound cleanser that contains saline and Oakin. The industry standard for wound cleansing has been saline, since tap water has chemicals and additives that can potentially be harmful to a chronic wound.

     Amerx introduced one new product to the market in the year ended June 30, 2005 ("fiscal 2005"). Amerigel(R) Hydrogel Saturated Gauze Dressing was introduced in August of 2004. The saturated gauze dressing provides a new vehicle for delivery of Amerigel(R) wound dressing, in single dose pre-measured units. The Saturated Gauze Dressing is also reimbursed by Medicare, for use on a variety of wounds and post surgical incisions. Amerx also concentrated efforts on market penetration of the current product line specifically geared towards achieving further market penetration of the Amerigel(R) Care Lotion.

     Amerx now holds two Medicare reimbursement codes, covering both wound care products. The first reimbursement code is for the Amerigel Wound Dressing, reimbursed at 3 ounces per month. The second reimbursement code is for the new saturated gauze, and is reimbursed on a per pad or per use basis. Amerx believes that these reimbursement codes are beneficial to its business, providing the ability for customers to charge Medicare for the use of the product. To date, sales in the institutional market paid by Medicare reimbursements have not been significant. However, we believe that the reimbursement codes have aided sales in the professional market, and opened doors in other markets. Further, we believe that the addition of the new reimbursement code has positively impacted sales in professional market.

     We are exploring whether a market may exist for our Amerx formulations in the dermatology field. We have had preliminary discussions with certain dermatologists, and we have received specific interest from dermatologists in the current and future formulations of the Amerigel Lotion product line. However, during fiscal 2005, Amerx suspended these actions to focus on the introduction of its new saturated gauze dressing. We expect to resume our efforts to develop the dermatology market for our Amerx products in fiscal 2006. We did not spend any funds towards research and development efforts during fiscal years 2004 and 2005, but believe this will change in fiscal 2006, as more studies are anticipated to develop new markets.

     Each Amerx product is based on proprietary formulations, which we protect as trade secret information. Each product is also registered with the Food and Drug Administration and receives a National Drug Code.

     Amerx sells it products primarily to distributors, pharmacies, doctors, and end-users. The introduction of the Amerigel(R) Saturated Gauze Wound Dressing and further market penetration of the Amerigel(R) Care Lotion primarily accounted for the increase in sales for fiscal 2005.

     Sirius Medical Supply

     Sirius's products consist primarily of diabetic supplies, glucose monitors, heating pads, lancets, test strips and syringes. Sirius added erectile aids to its product line at the end of fiscal year 2005. Sirius also started selling and billing Medicare for the Amerigel(R) and other wound care products. Sirius expects to continue to develop successful products for sale in the Medicare arena to different specialties. The addition of these specialties would help Sirius to reach its goal of becoming a full service mail order medical supply company. Sirius continues to build its customer base with advertisements and referrals and continually tests new methods for reaching new customers. Sirius also has a website (www.siriusmedical.com) to serve new and existing customers. Sirius did not spend any funds on research and development over the past three fiscal years.

Market for Products

     The institutional market for Amerx's skin and wound care treatment products is primarily comprised of hospitals, nursing homes, home health care agencies and other health care institutions. We believe that AmeriGel(R) products represent an inexpensive, yet effective, treatment and prevention program for chronic pressure ulcers and other skin problems, which are treated in health care institutions. To date we have not realized the market penetration we had hoped for in the institutional market. However, we will continue to explore various strategies to pursue this market.

     The retail market for Amerx's skin care and wound care products is comprised mainly of national and regional chain stores as well as independent retail pharmacies that sell such products to individuals. We believe that Amerx made progress in this market in fiscal 2005, including exploring new test markets in our local market with a national pharmacy chain.

     The professional market for Amerx's skin care and wound care products is comprised of physicians who dispense our products to their patients. These products are presently sold directly to physicians as well as to distributors who specialize in servicing these physicians.

     The market for Sirius's products is primarily comprised of diabetic patients who receive benefits from Medicare or Medicaid, or from their insurance companies. Sirius attracts these customers through advertising and direct marketing.

Distribution and Sales

     Amerx's traditional method of distribution has been through retail and institutional distributors. We expect to continue increasing our distributor base, particularly with distributors with an ability to introduce Amerx's products in new geographical areas and to new retail chains. Distributors typically purchase products from Amerx on standard credit terms. Amerx supports its distributors through product literature, advertising and limited participation at industry trade shows. All existing distributors sell Amerx products on a non-exclusive basis.

     Sirius's channel of distribution is direct to consumers by mail order. We have attracted and retained customers through our marketing efforts which include trade shows and physician education. Sirius intends to test new marketing channels in fiscal 2006. Sirius's customer base is growing after a slight decrease earlier in the fiscal year. The Company believes it has substantial potential for increased sales as the diabetic market contains over 17 million diabetics in the United States, and is growing, according to the American Diabetes Association.

     We periodically receive inquiries about foreign market distribution. These inquiries have been generated by our advertising, market presence and web sites (www.amerxhc.com and www.amerigel.com). We intend to respond to and pursue all such inquiries.

     In fiscal 2005, Amerx generated gross revenues of $1,857,000 and Sirius, $342,000, which constituted 84% and 16%, respectively, of our total gross revenues.

Significant Customers

     Amerx's customer base has become more diversified over the past fiscal years. We believe that, while any customer loss would have some harmful effect on our revenues, no single customer accounted for over five percent of our annual gross sales. Thus, we do not believe that the loss of any single customer would have a material adverse effect on our financial condition or the results of our operations. The Company has been able to maintain relationships with its distributors and has been able to establish relationships with a few new distributors each year. Sirius has no significant customers as it sells only to end users.

Manufacturing

     During fiscal 2005, manufacturing of all of Amerx's products was completed by a small family owned manufacturing facility. This company also performed research and development in the past, and we expect that it will continue to perform research and development activities for Amerx in the future, when needed. Amerx does not have a written contract with this manufacturer and there are no minimum purchase requirements. We believe there are other companies that could manufacture Amerx's products according to its specifications, if necessary. The Company's manufacturing and packaging activities are performed at a production facility owned and operated by a non-affiliated pharmaceutical manufacturer. At the present time, the manufacturer is the sole source of our wound care products. The sudden loss or failure of this manufacturer could significantly impair Amerx's ability to fulfill customer orders on a short-term basis and therfore, could materially and adversely affect the Company's operations. However, we have maintained a long-term relationship with this manufacturer and do not expect a discontinuance of its wound care products from the manufacturer in the near term.

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

     A single manufacturer furnishes one proprietary ingredient contained in all of Amerx's products. Amerx does not have a written contract with this supplier and management believes that an alternative supplier could be secured within a reasonable period of time. The manufacturer generally provides other raw materials and ingredients and we believe there are numerous other sources for these materials and ingredients. However, there can be no assurance that Amerx would be able to timely secure an alternative supplier and the failure to replace this supplier in a timely manner could materially harm Amerx's operations. We believe that we have a good working relationship with this supplier and do not anticipate any disruption of supplies.

     Sirius purchases its products from several different medical companies either on a direct basis, or through medical distributors. Sirius carries most every major brand of diabetic testing products as well as some off brand diabetic testing products. Management believes that if it lost one or more of its suppliers, this would not have an adverse material impact on Sirius, as there are other suitable suppliers, as well as an assortment of products that achieve similar results.

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

Competition

     The market for skin and wound care treatment products in which Amerx operates is highly competitive and fragmented. Competition is intense and is based primarily on product efficacy, brand recognition, loyalty, quality, price and availability of shelf space in the retail market. Amerx competes against several large well-capitalized companies offering a broad range of skin treatment products as well as numerous small competitors having a limited number of products. Many of these competitors have longer operating histories, better name recognition and greater financial, marketing and other resources than Amerx.

     The market for diabetic supplies is also highly competitive, and Sirius competes with several large companies for market share. Sirius can compete on the same level as these other companies as to product offerings. However, until Sirius's customer base grows, larger companies will benefit from volume discounts on purchases from suppliers that Sirius does not yet receive. We believe Sirius's success will hinge on customer service rather than product margin.

Order Placement and Backlog

     The Company has not experienced any material backlog in orders placed in the past two fiscal years. Orders are only shipped when they are 100% complete.

Governmental Approvals and Regulations

     The production and marketing of our products are subject to regulation for safety, efficacy and quality by numerous governmental authorities in the United States. Amerx's advertising and sales practices are subject to regulation by the Federal Trade Commission (the "FTC"), the FDA and state agencies. The FFDC Act, as amended, the regulations promulgated thereunder, and other federal and state statutes and regulations govern, among other things, the testing, manufacture, safety, effectiveness, labeling, storage, record keeping, approval, advertising and promotion of Amerx's products. The FDA regulates the contents, labeling and advertising of many of Amerx's products. Amerx may be required to obtain FDA approval for proposed nonprescription products. This procedure involves extensive clinical research, and separate FDA approvals are required at various stages of product development. The approval process requires, among other things, presentation of substantial evidence to the FDA, based on clinical studies, as to the safety and efficacy of the proposed product. After approval, manufacturers must continue to expend time, money and effort in production and quality control to assure continual compliance with the current Good Manufacturing Practices regulations.

     Certain of Amerx's wound and skin care products are registered with the FDA as "devices" pursuant to the regulations under Section 510(k) of the FFDC Act. A device is a product used for a particular medical purpose, such as to cover a wound, with respect to which no pharmacological claim can be made. A device which is "substantially equivalent" to another device existing in the market prior to May 1976 can be registered with the FDA under Section 510(k) and marketed without further testing. Amerx currently markets two products which qualify as a medical devices, the Amerigel(R) Hydrogel Wound Dressing, and the Amerigel(R) Hydrogel Saturated Gauze Dressing.

     Sirius's advertising and sales practices are subject to regulation by the FTC, Medicare, and state Medicaid agencies. FDA approvals for its products are obtained by the respective manufacturer. Medicare and Medicaid regulate advertising, sales pricing, and the guidelines under which Sirius operates.

     We believe that we and our subsidiaries are in compliance with all applicable laws and regulations relating to our and their operations. We believe that compliance with the various provisions of national, state and local environmental laws and regulations has not had a material adverse effect upon the capital expenditures, earnings, financial position, liquidity or competitive position of the Company.

Employees

     As of September 1, 2005, the Company and its subsidiaries employ a total of 10 employees, nine of which are full-time employees, consisting of 2 management employees, 5 sales-related employees and 3 administrative employees. Seven employees work under the Amerx subsidiary, and three employees under Sirius.

ITEM 2.  PROPERTIES

     We currently maintain our offices, and those of Amerx and Sirius, at 1300 South Highland Ave, Clearwater, Florida 33756. Our offices consist of approximately 3,800 square feet of space, which is leased from an unrelated party. We believe the facility is adequate for our current needs.

ITEM 3.  LEGAL PROCEEDINGS

     The Company and its subsidiaries are not a party to any pending material legal proceedings nor is our property the subject of a pending legal proceeding.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

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


Fiscal 2004                                                    HIGH      LOW
First Quarter.....................................          $ .5500   $ .2200
Second Quarter....................................            .5500     .3500
Third Quarter.....................................            .4500     .3500
Fourth Quarter....................................            .3500     .1500

Fiscal 2005                                                   HIGH       LOW
First Quarter.....................................          $ .3000   $ .1500
Second Quarter....................................            .5100     .1500
Third Quarter.....................................            .8500     .4300
Fourth Quarter....................................            .5000     .1600

     As of September 20, 2005, there were approximately 161 record holders of the Company's Common Stock. On September 20, 2005, the closing bid price of the Company's common stock was $.35 and the closing ask price was $.35. On September 9, 2005, the last date on which a sale occurred, the last reported sale price was $.35.

     Holders of Common Stock are entitled to receive such dividends if declared by the Company's Board of Directors. The Company has declared no dividends on the Common Stock.

     Holders of the Series A Cumulative Convertible Preferred Stock (the "Preferred Stock") are entitled to receive, if declared by the Board of Directors, quarterly dividends at an annual rate of $.10 per share. Dividends accrue without interest, from the date of issuance, and are payable in arrears in cash or common stock, when and if declared by the Board of Directors. No dividends had been declared or paid at June 30, 2005, and dividends, if ever declared, in arrears at such date total approximately $174,371.

     Holders of the Preferred Stock have the right to convert their shares of Preferred Stock into an equal number of shares of Common Stock of the Company. In addition, Preferred Stock holders have the right to vote the number of shares into which their shares are convertible into Common Stock. Such preferred shares will automatically convert into one share of Common Stock at the close of a public offering of Common Stock by the Company provided the Company receives gross proceeds of at least $1,000,000, and the initial offering price of the Common Stock sold in such offering is equal to or in excess of $1 per share. During fiscal 2005, holders of 12,200 shares of Preferred Stock voluntarily converted their Preferred shares into 12,200 shares of Common Stock.

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

Equity Compensation Plan Information

     The following table contains information regarding Procyon's equity compensation plan as of June 30, 2005. The only equity compensation plan maintained by Procyon is the company's Omnibus Stock Option plan (the "Option Plan"). The Option Plan was approved by the shareholders of Procyon in 1998.


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
                                                  ( a )
                                                                              ( b )                        ( c )

         Equity compensation plans               300,000                      $0.20                       603,500
         approved by security holders

         Equity compensation plans
         not approved by security                       0                         0                             0
         holders
                                        --------------------------- --------------------------- ----------------------------
         Total                                   300,000                      $0.20                       603,500
                                        =========================== =========================== ============================

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

     This Report on Form 10-KSB, including Management's Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements. When used in this report, the words "may," "will," "expect," "anticipate," "continue," "estimate," "project," "intend," "hope," "believe" and similar expressions, variations of these words or the negative of those words, and, any statement regarding possible or assumed future results of operations of the Company's and its subsidiaries' business, the markets for its products, anticipated expenditures, regulatory developments or competition, or other statements regarding matters that are not historical facts, are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 regarding events, conditions and financial trends including, without limitation, business conditions in the skin and wound care market and the general economy, competitive factors, changes in product mix, production delays, manufacturing capabilities, and other risks or uncertainties detailed in other of the Company's Securities and Exchange Commission filings. Such statements are based on management's current expectations and are subject to risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, the Company's actual plan of operations, business strategy, operating results and financial position could differ materially from those expressed in, or implied by, such forward-looking statements.

         Our business in general is subject to certain risks including but not limited to the following:

     - we may not be able to produce or obtain, or may have to obtain at excessive prices, the raw materials and finished goods we need;
     - we may not be able to use any tax loss carry forwards before they expire;
     - the vendors on whom we rely for manufacturing certain products may go out of business, fail to meet demand or provide shipments on an untimely basis;
     - competitive pressures may require us to lower our prices on certain products, thereby adversely affecting operational results;

     - we may not be able to obtain, or obtain at uneconomic expense and protracted time, the regulatory approval of new products;
     - consumers or distributors may not favorably receive our new or existing products;
     - we may not be able to obtain adequate financing to fund our operations or expansion;
     - a relatively small group of products may represent a significant portion of our net revenues or net earnings from time to time; if the volume or pricing of any of these products declines, it could have a material adverse effect on our business, financial position and results of operations;
     - we could experience significantly reduced revenues and profits if Medicare or other government programs change, delay or deny reimbursement claims;
     - the loss of senior management or other key personnel, or our inability to attract and retain additional senior management or other key personnel, could adversely affect our ability to execute our business plan;
     - we could fail to comply with regulations applicable to our products, which could materially and adversely affect our business, financial position and results of operations;
     - legislative or regulatory programs that may influence prices of prescription drugs could have a material adverse effect on our business.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     Our condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which require us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosures. A summary of those significant accounting policies can be found in the Notes to the Consolidated Financial Statements included in this annual report. The estimates used by management are based upon our historical experiences combined with management's understanding of current facts and circumstances. Certain of our accounting policies are considered critical as they are both important to the portrayal of our financial condition and the results of its operations and require significant or complex judgments on the part of management. We believe that the following represent the critical accounting policies of the Company.

Accounts receivable allowance

     Accounts receivable allowance consists of an allowance for doubtful accounts. The valuation of accounts receivable is based upon the credit-worthiness of customers and third-party payers as well as historical collection experience. Allowances for doubtful accounts are recorded as a selling, general and administrative expense for estimated amounts expected to be uncollectible from third-party payers and customers. We base our estimates on our historical collection experience, current trends, credit policy and on the analysis of accounts by aging category.

Income Tax

     We account for income taxes under Statement of Financial Accounting Standards No. 109, "Accounting for Income taxes" ("SAS 109"). SAS 109 requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statement and the tax basis of assets and liabilities using enacted tax provisions currently in effect and rates applicable to the periods in which the differences are expected to affect taxable income.

Revenue Recognition

     We recognize revenue related to product sales upon the shipment of such orders to customers, provided that the risk of loss has passed to the customer and we have received and verified any written documentation required to bill Medicare, other third-party payers and customers. We record revenue at the amounts expected to be collected from Medicare, other third-party payers and directly from customers. We delay recognizing revenue for shipments where the Company has not received the required documentation, until the period when such documentation is received.

     We calculate Medicare reimbursements based upon government-established reimbursement prices. The reimbursements that Medicare pays us is subject to review by government regulators. Medicare reimburses at 80% of the government-determined reimbursement prices and we bill the remaining balance to either third-party payers, such as insurance companies, or directly to the customers.

Stock Based Compensation

     We have elected to follow APB Opinion No. 25, "Accounting for Stock Issued to Employees," in accounting for our employee stock options and have adopted the disclosure provisions of Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123." Under APB No. 25, when the exercise price of the employee stock options equal or exceeds the market price of the underlying stock on the date of the grant, no compensation expense is recognized. Accordingly, no compensation expense has been recognized in the consolidated financial statements in connection with employee stock option grants.

General

     Our continuing operations and revenues consist of the operations of and revenues generated by Amerx and Sirius, our two wholly owned subsidiaries. Amerx's wound care and skin care products, marketed under the trademark AmeriGel,(R) are formulated to enhance the quality of skin and wound care and to lower the treatment cost for those who suffer from various skin conditions and wounds. Sirius markets and distributes diabetic supplies via mail order.

     Amerx markets AmeriGel(R) products to institutional customers such as nursing homes, hospitals and home health agencies and to retail customers. Institutional sales are made either directly to the end user or through medical supply distributors or physicians. Many institutional customers will not purchase directly from the manufacturer; they will purchase products only through a national distributor who warehouses the products and supplies the products directly to the customer. Accordingly, Amerx must supply its distributors with adequate inventory in order to successfully compete with other manufacturers. Amerx reaches the retail consumer primarily through distributors, but in some cases, through sales to retail store chains. Amerx's skin care products are distributed to institutions and to retail stores through McKesson Drug, AmeriSource/Bergen Brunswig, Cardinal Health, Bindley Western Drug and a number of smaller local and regional distributors.

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

     Amerx intends to pursue potential product developments in other medical disciplines including dermatology, veterinary care and other wound care applications. Preliminary investigations of these markets are ongoing. Management anticipates further pursuing increased marketing efforts in its primary institutional wound care market as a result of the Amerigel Saturated Gauze Dressing being granted a Medicare HCPCS Reimbursement Code in 2004.

     Sirius intends to aggressively attempt to add to its current customer base through the use of advertising, direct physician contact, referrals and possible acquisition of similar business entities. Management believes that product lines will be increased as customer needs dictate and economics allow.

Results of Operations

     Comparison of Fiscal 2005 and 2004.

     Net sales during fiscal 2005 were approximately $2,198,000 as compared to approximately $2,025,000 in fiscal 2004, an increase of approximately $173,000, or 9%. We believe that this increase is primarily attributable to our continuing marketing efforts and growth of our customer base. Sales growth in Sirius stumbled to a 18% reduction in sales, while Amerx increased sales by 15%, respectively, over the previous year. Amerx is encouraged by the sales increase since its emphasis shifted to the physician market. Amerx hopes to capture more of the physician market in fiscal 2006, as well as penetrate new markets. Sirius's customer base is expanding with marketing efforts, and the Company continues such expansion with marketing efforts as well as product line expansion.

     Cost of sales increased to approximately $532,000 in fiscal 2005 as compared to approximately $465,000 in fiscal 2004, or approximately 13%. Cost of sales in fiscal 2005, as a percentage of net sales, increased by approximately 1% over the previous year . Sirius has realized the benefit of some volume discounts in fiscal 2005, and hopes to lower its costs by continuing that trend in 2006. Amerx's costs have remained consistent over the past year with only a slight increase in some of its raw materials and packaging. We expect cost associated with packaging and ingredients to rise slightly in 2006, as petroleum prices continue to increase.

     Gross profit increased to approximately $1,667,000 during fiscal 2005 as compared to approximately $1,560,000 during fiscal 2004, an increase of about $107,000, or 7%. As a percentage of net sales, gross profit was 76% in fiscal 2005, as compared to 77% in fiscal 2004.

     Operating expenses during fiscal 2005 were approximately $1,416,000, consisting of approximately $695,000 in salaries and benefits and $721,000 in selling, general and administrative expenses. This represents an increase in expenses of approximately $78,000 in fiscal 2005 as compared to expenses in fiscal 2004. Operating expenses in fiscal 2004 consisted of $645,000 in salaries and benefits and $693,000 in selling, general and administrative expenses. During fiscal 2005, the substantial increase in salaries and benefits was caused primarily by the Company's emphasis on commission-based compensation. A substantial portion of the increased selling, general and administrative expenses was attributable to an increase in marketing. As a percentage of net sales, operating expenses during fiscal 2005 decreased to 64%, as compared to 66% during fiscal 2004, as net sales increased $174,000 for the year on an $78,000 increase in expenses.

     Profit from operations increased to approximately $250,000 in 2005, as compared to approximately $222,000 in fiscal 2004. Net Profit (after dividend requirements for Preferred Shares) was approximately $302,000 during fiscal 2005, compared to a net profit of approximately $238,000 during fiscal 2004. The Company also recorded approximately $77,000 of income tax benefit in arriving at net income available to common shares.

     As of June 30, 2005, the Company had deferred tax asset of $151,461, consisting primarily of the tax benefit of net operating loss carryforward, and $11,275 of deferred tax liability, consisting primarily of the difference between book and tax basis of fixed assets. The valuation allowance decreased by $6,861. The decrease in the valuation allowance is due to an increase in expected utilization of net operating loss carry-forwards. A valuation allowance of approximately $1,492,000 has been provided to reduce the asset to the net amount of tax benefit management believes it will more likely than not realize. As time passes, management will be able to better assess the amount of tax benefit it will realize from using the carry forwards.

Liquidity and Capital Resources

     Historically, we have financed our operations through a combination of revenues from operations, shareholder loans, and the public sales of equity. As of June 30, 2005, our principal sources of liquidity included inventories of approximately $146,000, and net accounts receivable of approximately $146,000. We had working capital of approximately $349,323 and long-term debt of approximately $101,275 at June 30, 2005.

     Operating activities provided cash of approximately $211,000 during fiscal 2005 and approximately $88,000 during fiscal 2004, consisting primarily of net profit of approximately $314,840 in fiscal 2005 and $258,000 in 2004. Cash used in investing activities during fiscal 2005 and 2004 was approximately $10,000 and $69,000, respectively. Cash used by financing activities during fiscal 2005 was approximately $190,000, and $46,000 during fiscal 2004.

     During fiscal 2005, holders of 12,200 shares of Preferred Stock converted their shares to Common Stock.

Commitments of Capital Expenditures

     At June 30, 2005 the Company had no commitments for capital expenditures.

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Consolidated financial statements as of June 30, 2005, and 2004 were audited by Ferlita, Walsh & Gonzalez P.A., the Company's independent auditors, as indicated in their report included appearing at page F-1.

                          INDEX TO FINANCIAL STATEMENTS
                             -----------------------

Page

Report of Independent Registered Public Accounting Firm................... F-1

Consolidated Balance Sheet June 30, 2005.................................. F-2

Consolidated Statements of Operations For the Years Ended
 June 30, 2005 and 2004................................................... F-3

Consolidated Statements of Stockholders' Equity For the Years
 Ended June 30, 2005 and 2004............................................. F-4

Consolidated Statements of Cash Flows For the Years Ended
 June 30, 2005 and 2004................................................... F-5

Notes to Consolidated Financial Statements................................ F-6


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

     During the last quarter of fiscal 2005, the Company did not institute any significant changes in its internal control over financial reporting that materially affected or is reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 8B. OTHER INFORMATION.

     On August 27, 2005, John C. Anderson, the Company's President, Chief Executive Officer, Chairman of the Board and Director, died.

     On September 22, 2005, the Board of Directors voted to fill the board vacancy and Chairman of the Board vacancy caused by the death of John C. Anderson, by appointing Regina W. Anderson, our former Chairman and Chief Executive Officer's wife, to these positions. Further, the Board of Directors voted to fill the vacancy in the Chief Executive Officer position by appointing Ms. Anderson to fill that position, but to commence on November 1, 2005. As of September 22, 2005 through November 1, 2005, the Board of Directors appointed James B. Anderson, our Chief Financial Officer, to act as Interim Chief Executive Officer until Ms. Anderson commences her duties on November 1, 2005.

Regina W. Anderson

     Regina Anderson comes to Procyon Corporation with 24 years experience in the medical field and 18 years of management experience. She worked at HealthSouth Rehabilitation Hospital for the past ten years as Outpatient Director, in charge of the main outpatient center plus four satellite offices. As Outpatient Director, she was responsible for budgets involving over thirty thousand outpatient visits per year; marketing of multiple outpatient specialty programs; and staffing with thirty employees reporting directly to her. Prior to her work at HealthSouth, she worked as the lead clinician at Clearwater Rehabilitation Center. Regina was Vice-President of Operations at Stuffit Direct Marketing Company from 1980 through 1989. She was in charge of franchise sales and training; coupon processing/production as well as coordination among thirteen franchise offices. Regina was co-owner and President of Foxy's T-Shirt Shops and Le Shirt Company from 1978-1980. Foxy's had five locations. She worked also as a Speech Language Pathologist with Morton Plant Hospital from 1970 through 1976. Regina received her Masters Degree from Kansas State University in 1970.

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

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information required by this Item is incorporated by reference to the information contained in the "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" sections of the Company's Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the end of fiscal year ended June 30, 2005.

ITEM 10. EXECUTIVE COMPENSATION.

     The information required by this Item is incorporated by reference to the information contained in the "Executive Compensation" section of the Company's Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the end of fiscal year ended June 30, 2005.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

     The information required by this Item is incorporated by reference to the information contained in the "Security Ownership of Certain Beneficial Owners and Management" section and the "Equity Compensation Plan" table of the Company's Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the end of fiscal year ended June 30, 2005.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required by this Item is incorporated by reference to the information contained in the "Certain Relationships And Related Transactions" section of the Company's Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the end of fiscal year ended June 30, 2005.

ITEM 13. EXHIBITS.

(a)  Exhibits

     1. The financial statements filed herewith are listed in the Index to Financial Statements included in Item 7.

       Exhibit No.  Document

       *   3.1      Articles of Incorporation
       +   3.1.1    Articles of Amendment to Articles of Incorporation
       *   3.2      Bylaws
       +   4.1      Designation of Series A Preferred Stock
       #   10.1     1998 Omnibus Stock Option Plan
       +   10.4     Loan and  Security  Agreement,  dated as of January 1, 1995, by and between the Company and Amerx Health Care Corp.,
                    including Promissory Notes issued there under.
       o   10.4     Agreement and Plan of Exchange, dated January 31, 1996, by and between the Company and Amerx.
       x   31.1     Certification of James B. Anderson pursuant to Exchange Act
                    Rule 13a-14(a)/15d-14(a)
       x   32.1     Certification  Pursuant to 18 U.S.C. ss. 1350, as Adopted
                    Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002

* Incorporated by reference to the Company's Registration Statement on Form S-1, S.E.C. File No. 33-13273.
+ Incorporated by reference to the Company's Form 10-KSB for the fiscal year ended June 30, 1995.
o Incorporated by reference to the Company's Form 8-K filed on or about February 2, 1996.
# Incorporated by reference to the Company's Schedule 14A filed on or about November 17, 1998.
x    Filed herewith.



ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     Audit Fees. In fiscal 2005, the Company paid to its independent accountants $30,730 in fees related directly to the audit and review of the Company's financial statements. In fiscal 2004, the Company paid to its independent accountants $25,410 in fees related directly to the audit and review of the Company's financial statements.

     Audit-Related Fees. The Company's independent accountants performed no other audit-related services for the Company during fiscal 2004 and 2005 other than the audit services described above.

     Tax Fees: In fiscal 2005, the Company paid to its independent accountants $1,000 in fees related directly to tax preparations. In fiscal 2004, the Company paid to its independent accountants $1,000 in fees related directly to tax preparations.

     All Other Fees: The Company's independent accountants performed no other services for the Company during fiscal 2004 and 2005 other than the audit and tax services described above.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

                                  PROCYON CORPORATION

                                  By: /s/ James B. Anderson
                                      ------------------------------------------
                                  James  B.  Anderson, Chief Financial Officer
                                  and Interim Chief Executive Officer

Date: September 28, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the registrant and in the capacities and on the dates indicated have signed this report below.

Signature                            Title                         Date
---------                            -----                         ----

/s/ James B. Anderson        Chief Financial Officer,             9/28/2005
---------------------        Interim Chief Executive Officer
James B. Anderson


/s/ Chester L. Wallack       Director                             9/27/2005
----------------------
Chester L. Wallack


/s/ Fred W. Suggs, Jr.       Director                             9/27/2005
-----------------------
Fred W. Suggs, Jr.


/s/ Alan B. Crane            Director                             9/27/2005
------------------
Alan B. Crane


/s/ Richard T. Thompson      Director                             9/28/2005
------------------------
Richard T. Thompson


/s/ Jeffery S. Slowgrove     Director                             9/27/2005
-------------------------
Jeffery S. Slowgrove

                                  EXHIBIT INDEX


Exhibit No.                      Document                               Item No.


  *   3.1     Articles of Incorporation                                     3

  +   3.1.1   Articles of Amendment to Articles of Incorporation            3

  *   3.2     Bylaws                                                        3

  +   4.1     Designation of Series A Preferred Stock                       4

  #   10.1     1998 Omnibus Stock Option Plan

  +   10.4    Loan and Security Agreement, dated as of
              January 1, 1995, by and between the Company and
              Amerx Health Care Corp., including
              Promissory Notes issued there under.                         10

  o           10.4 Agreement and Plan of Exchange, dated January
              31, 1996, by and between the Company and Amerx.

  x   31.1    Certification of James B. Anderson pursuant to
              Exchange Act Rule 13a-4(a)/15d-14(a)

  x   32.1    Certification Pursuant to 18 U.S.C. ss. 1350, as
              Adopted Pursuant to Section 906 of the Sarbanes-Oxley
              Act Of 2002

* Incorporated by reference to the Company's Registration Statement on Form S-1, S.E.C. File No. 33-13273.

+ Incorporated by reference to the Company's Form 10-KSB for the fiscal year ended June 30, 1995.

o Incorporated by reference to the Company's Form 8-K filed on or about February 2, 1996.

# Incorporated by reference to the Company's Schedule 14A filed on or about November 17, 1998.

x    Filed herewith.

                      PROCYON CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                       Years Ended June 30, 2005 and 2004

TABLE OF CONTENTS




Page No.


REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM....................F-1



FINANCIAL STATEMENTS


  Consolidated Balance Sheet...............................................F-2

  Consolidated Statements of Operations....................................F-3

  Consolidated Statements of Stockholders' Equity..........................F-4

  Consolidated Statements of Cash Flows....................................F-5

  Notes to Financial Statements............................................F-6

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



Board of Directors
Procyon Corporation and Subsidiaries
Clearwater, Florida


We have audited the accompanying consolidated balance sheet of Procyon Corporation and Subsidiaries as of June 30, 2005 and the related statements of operations, stockholders' equity, and cash flows for the years ended June 30, 2005 and 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Procyon Corporation and Subsidiaries as of June 30, 2005 and the results of its operations and its cash flows for the years ended June 30, 2005 and 2004, in conformity with accounting principles generally accepted in the United States of America.






/s/ Ferlita, Walsh & Gonzalez, P.A.
FERLITA, WALSH & GONZALEZ, P.A.
Certified Public Accountants
Tampa, Florida

September 13, 2005

PROCYON CORPORATION & SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
JUNE 30, 2005


ASSETS

CURRENT ASSETS

             Cash                                                   $    26,580
             Accounts receivable, less allowance of $2,500              145,973
                  for doubtful accounts
             Prepaid expenses                                            54,606
             Inventories                                                146,323
             Deferred tax asset                                         151,461
                                                                    -----------
                  TOTAL CURRENT ASSETS                                  524,943

PROPERTY AND EQUIPMENT, NET                                              77,501

OTHER ASSETS
             Certificates of deposit, restricted                         17,114
             Deposits                                                     9,335
                                                                    -----------
                  TOTAL OTHER ASSETS                                     26,449
                                                                    -----------

TOTAL ASSETS                                                        $   628,893
                                                                    ===========


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
             Current portion of capital lease obligations           $     2,360
             Accounts payable                                           100,499
             Accrued expenses                                            72,760
                                                                    -----------
                  TOTAL CURRENT LIABILITIES                             175,619

LONG-TERM LIABILITIES
             Note payable to related party                               90,000
             Deferred tax liability                                      11,275
                                                                    -----------
                  TOTAL LONG TERM LIABILITIES                           101,275

STOCKHOLDERS' EQUITY
             Preferred stock, 496,000,000 shares
                  authorized; none issued
             Series A Cumulative Convertible Preferred stock,
                  no par value; 4,000,000 shares authorized;
                  214,900 shares issued and outstanding                 170,750
             Common stock, no par value, 80,000,000 shares
                  authorized; 8,057,588 shares issued and
                  outstanding                                         4,400,876
             Paid-in capital                                              6,000
             Accumulated deficit                                     (4,225,627)
                                                                    -----------
                  TOTAL STOCKHOLDERS' EQUITY                            351,999

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $   628,893
                                                                    ===========


The accompanying notes are an integral part of these financial statements



PROCYON CORPORATION & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended June 30, 2005 and 2004

                                                                    2005                     2004
                                                                -----------               -----------

NET SALES                                                       $ 2,198,261               $ 2,024,776

COST OF SALES                                                       531,500                   464,756
                                                                -----------               -----------

GROSS PROFIT                                                      1,666,761                 1,560,020

OPERATING EXPENSES
              Salaries and Benefits                                 694,770                   644,884
              Selling, General and Administrative                   721,674                   693,369
                                                                -----------               -----------
                                                                  1,416,444                 1,338,253

INCOME FROM OPERATIONS                                              250,317                   221,767

OTHER INCOME (EXPENSE)
              Interest Expense                                      (13,394)                  (34,128)
              Interest Income                                           299                       264
              Other Income                                              431                     7,155
                                                                -----------               -----------
                                                                    (12,664)                  (26,709)
                                                                -----------               -----------

INCOME BEFORE INCOME TAXES                                          237,653                   195,058

INCOME TAX BENEFIT                                                   77,186                    63,000
                                                                -----------               -----------

NET INCOME                                                          314,839                   258,058

Dividend requirements on preferred stock                            (12,950)                  (19,910)
                                                                -----------               -----------

Basic net income available to common shares                     $   301,889               $   238,148
                                                                ===========               ===========

Basic net income per common share                               $      0.04               $      0.03
                                                                ===========               ===========

Weighted average number of common
              shares outstanding                                  8,047,667                 8,042,547
                                                                ===========               ===========

Diluted net income per common share                             $      0.04               $      0.03
                                                                ===========               ===========

Weighted average number of common
              shares outstanding, basic and diluted               8,356,792                 8,407,447
                                                                ===========               ===========


The accompanying notes are an integral part of these financial statements




PROCYON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Years Ended June 30, 2005 and 2004

                                      Preferred Stock                Common Stock
                                 --------------------------    -------------------------   Paid-in      Accumulated
                                    Shares         Amount        Shares        Amount       Capital       Deficit          Total
                                 -----------     ----------    -----------   -----------   -----------  ------------    -----------

Balance, June 30, 2003               231,100        186,950      8,020,388     4,384,676         6,000    (4,798,524)      (220,898)

  Conversion of preferred
    stock to common stock             (4,000)        (4,000)         4,000         4,000          --            --             --

  Net income                            --             --             --            --            --         258,058        258,058
                                 -----------    -----------    -----------   -----------   -----------   -----------    -----------

Balance, June 30, 2004               227,100    $   182,950      8,024,388   $ 4,388,676   $     6,000   $(4,540,466)   $    37,160

  Conversion of preferred
    stock to common stock            (12,200)       (12,200)        12,200        12,200          --            --             --

  Net income                            --             --             --            --            --         314,839        314,839
                                 -----------    -----------    -----------   -----------   -----------   -----------    -----------

Balance, June 30, 2005               214,900    $   170,750      8,036,588   $ 4,400,876   $     6,000   $(4,225,627)   $   351,999
                                 ===========    ===========    ===========   ===========   ===========   ===========    ===========







The accompanying notes are an integral part of these financial statements.




PROCYON CORPORATION & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended June 30, 2005 and 2004



                                                                                               2005              2004
                                                                                           ---------       ----------

CASH FLOWS FROM OPERATING ACTIVITIES

Net income                                                                                 $ 314,839       $ 258,058
Adjustments to reconcile net income to net cash used in operating activities:
      Depreciation                                                                            27,617          24,025
      Allowance for doubtful accounts                                                         (6,500)        (11,500)
      Deferred Income Taxes                                                                  (77,186)        (63,000)
      Decrease (increase) in:
          Accounts receivable                                                                 15,175           4,904
          Inventory                                                                          (41,599)         (8,202)
          Prepaid expenses                                                                   (17,942)         (8,400)
          Other assets                                                                        (4,121)         (4,370)
      Increase (decrease) in:
          Accounts payable                                                                     1,678        (109,290)
          Accrued expenses                                                                        37           5,320
                                                                                           ---------       ---------
                                             NET CASH PROVIDED
                                             BY OPERATING ACTIVITIES                         211,998          87,545

CASH FLOWS FROM INVESTING ACTIVITIES

      Purchase of property & equipment                                                        (9,718)        (68,731)
                                                                                           ---------       ---------
                                             NET CASH USED
                                             BY INVESTING ACTIVITIES                          (9,718)        (68,731)

CASH FLOWS FROM FINANCING ACTIVITIES

      Payments on note payable related party                                                (191,506)        (36,870)
      Borrowings on note payable related party                                                20,000            --
      Payment of capital lease obligations                                                    (8,046)         (8,727)
      Payments on long term note payable - trade                                             (10,756)           (158)
                                                                                           ---------       ---------
                                             NET CASH USED
                                             BY FINANCING ACTIVITIES                        (190,308)        (45,755)

                                             NET CHANGE IN CASH                               11,972         (26,941)

CASH AT BEGINNING OF PERIOD                                                                   14,608          41,549
                                                                                           ---------       ---------

                                             CASH AT END OF PERIOD                         $  26,580       $  14,608
                                                                                           =========       =========
SUPPLEMENTAL DISCLOSURES

Interest Paid                                                                              $  13,394       $  34,128
Taxes Paid                                                                                 $    --         $    --


NONCASH TRANSACTION DISCLOSURE:
Conversion of Series A cumulative convertible preferred stock to common stock              $  12,200       $   4,000
Financing of property & equipment through long term loan                                   $    --         $   1,563



The accompanying notes are an integral part of these financial statements


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

Revenue Recognition
-------------------

The Company recognizes revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements," as amended by SAB 101A and SAB 101B. SAB 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the fee is determinable and fixed; and (4) collectibility is reasonably assured.

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

Accounts receivable are generally due from Medicare, private insurance companies, and customers. The collection process is time consuming, complex and typically involves the submission of claims to multiple payers whose payment of claims may be contingent upon the payment of another payer. In accordance with applicable regulatory requirements, the Company makes reasonable and appropriate efforts to collect accounts receivable, including deductible and copayment amounts, in a consistent manner for all payer classes. The valuation of accounts receivable is based upon the credit-worthiness of customers and third-party payers as well as historical collection experience. Allowances for doubtful

PROCYON CORPORATION AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS

accounts are recorded as a selling, general and administrative expense for estimated amounts expected to be uncollectible from third-party payers and customers. The Company bases its estimates on its historical collection and write-off experience, current trends, credit policy, and on analysis of accounts receivable by aging category. As of June 30, 2005, accounts receivable allowance was $2,500, or approximately 2% of gross accounts receivable.

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

Shipping and Handling Costs
---------------------------

Shipping and handling costs incurred were approximately $74,000 and $76,000 for the years ended June 30, 2005 and 2004, respectively, and were included in selling, general and administrative expenses.

Advertising and Marketing
-------------------------

The company records advertising and marketing expenses in the periods in which they are incurred. During the years ended June 30, 2005 and 2004, approximately $291,000 and $259,000, respect ively, of advertising and marketing costs were included in selling, general and administrative expenses.

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

Additional information with respect to the Plan's stock option activity is as follows:
                                                               Weighted
                                          Number of             Average
                                            Shares          Exercise Price
                                        -------------      ---------------
Outstanding at June 30, 2003                300,000             $0.20
 Granted                                       --                 --
 Exercised                                     --                 --
 Expired                                       --                 --
                                            -------
Outstanding at June 30, 2004                300,000             $0.20
                                                                =====
 Granted                                       --                 --
 Exercised                                     --                 --
 Expired                                       --                 --
                                            -------
Outstanding at June 30, 2005                300,000             $0.20
                                            =======             =====


Options exercisable at June 30, 2004        300,000             $0.20
                                            =======             =====


Options exercisable at June 30, 2005        300,000             $0.20
                                            =======             =====

The following table summarizes information about stock options outstanding at June 30, 2005:

                                   Stock Options Outstanding
                  ------------------------------------------------------------
                                       Weighted Average
                       Number of           Remaining             Weighted
     Range of            Shares        Contractual Life          Average
 Exercise Prices      Outstanding          In Years           Exercise Price
-------------------  --------------- ----------------------  -----------------
  $0.15 - $0.20          65,000              5.39                 $0.16

  $0.20 - $0.25         235,000              4.51                 $0.21
                     ----------
                        300,000              4.70                 $0.20
                     ==========

PROCYON CORPORATION AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS


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

                                                              2005         2004
                                                        ----------    ---------
Net income applicable to common stock:
  As reported                                           $  314,839    $ 238,148
  Pro forma adjustment for compensation                         -            -
                                                        ----------    ---------
  Pro forma                                             $  314,839    $ 238,148
                                                        ==========    =========

Income per common share:
  Basic - As reported                                   $     0.04     $   0.03
  Basic - Pro forma                                     $     0.04     $   0.03
  Diluted - As reported                                 $     0.04     $   0.03
  Diluted - Pro forma                                   $     0.04     $   0.03

There were no options granted during fiscal years ended June 30, 2005 and 2004. Had there been options issued during the fiscal years ended June 30, 2005 and 2004, the fair value of the options would have been determined using the Black-Scholes option-pricing model, which values options based on the stock price at the grant date, the expected dividend payments, and the risk-free interest rate over the life of the option.

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

PROCYON CORPORATION AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS


NOTE B - INVENTORIES

Inventories consisted of the following:

                  Finished Goods        $    79,358
                  Raw Materials              66,965
                                        -----------
                                        $   146,323
                                        ===========


NOTE C - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

                                          Owned         Leased          Total
                                        ---------      --------       ---------
Office equipment                        $ 105,380      $  25,365      $ 130,745
Furniture and fixtures                     20,726           --           20,726
Leasehold improvements                     13,589           --           13,589
Production equipment                       30,236           --           30,236
                                        ---------      ---------      ---------
                                          169,931         25,365        195,296
Less accumulated depreciation            (100,182)       (17,613)      (117,795)
                                        ---------      ---------      ---------
                                        $  69,749      $   7,752      $  77,501
                                        =========      =========      =========

NOTE D - RELATED PARTY TRANSACTIONS

The Company has a note payable with its majority stockholder at 8% interest per annum. The note payable is due on July 31, 2006. At June 30, 2005, the majority shareholder was owed $90,000 on the note. Interest expense for the years ended June 30, 2005 and 2004 were $11,090 and $34,128, respectively.


NOTE E - COMMITMENTS AND CONTINGENCIES

Leases
------

In September 2003, the Company entered into a lease for office space for a term of three years. Monthly rent is approximately $4,100 plus sales tax. The Company has the option, but not the obligation, to purchase the building and its property after the first anniversary from the date of the execution of the contract at a predetermined price. Rent expense for the years ended June 30, 2005 and 2004 were approximately $49,000 and $41,000, respectively.

In addition, the Company also leases certain equipment under various operating leases expiring through year 2008.

The minimum lease payments due under the equipment lease agreements as well as the office lease for fiscal years ended June 30 is as follow:

                            2006            $        59,262
                            2007                     22,641
                            2008                        379
                                           ----------------
                                            $        82,282
                                           ================

PROCYON CORPORATION AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS

Purchase Commitments
--------------------

Sirius entered into a two-year contract with one of its suppliers in June 2004 to purchase a minimum quantity of various diabetic supplies at a discounted price each year. In accordance with the terms of the contract, the supplier could retroactively adjust the purchase price based on actual quantities purchased. In accordance with the Statement of Position 94-6, Disclosure of Certain Significant Risks and Uncertainties ("SOP 94-6"), Sirius believes that while there is concentration of products purchased from this vendor, the concentration did not make the Company vulnerable to the risk of a near-term severe impact, as defined in SOP 94-6. Sirius also has the ability to purchase the same product from third party vendors at a slightly higher price. Further, management believes that it is not reasonably possible that this event could cause severe near-term impact to the Company.

Open Letter of Credit
---------------------

The Company has a letter of credit of $17,000 outstanding at June 30, 2005. The letter of credit is collateralized by the certificates of deposits. The letter of credit was issued at the request of a vendor.

NOTE F - LONG-TERM DEBT

The Company has a note payable with its majority stockholder at 8% interest per annum. The note payable is due on July 31, 2006. At June 30, 2005, the majority shareholder was owed $90,000 on the note.

The Company leases certain equipment under various capital leases expiring through year 2006. Certain capital leases contain bargain purchase options at the end of the lease terms. The minimum lease payment due under the lease agreements for fiscal year ended June 30, 2006 is $2,360.

NOTE G - STOCKHOLDERS' EQUITY

During January 1995, the Company's Board of Directors authorized the issuance of up to 4,000,000 shares of Series A Cumulative Convertible Preferred Stock. The preferred stockholders are entitled to receive, if declared by the board of directors, quarterly dividends at an annual rate of $.10 per share of Series A Cumulative Convertible Preferred Stock per annum. Dividends accrue without interest and are cumulative from the date of issuance of the Series A Cumulative Convertible Preferred Stock and are payable quarterly in arrears in cash or publicly traded common stock when and if declared by the board of directors. As of June 30, 2005, no dividends have been declared. Dividends in arrears on the outstanding preferred shares total $174,371 or approximately $0.81 per share as of June 30, 2005. The preferred stockholders have the right to convert each share of Series A Cumulative Convertible Preferred Stock into one share of the Company's common stock at any time without additional consideration. Each share of Series A Cumulative Convertible Preferred Stock is subject to mandatory conversion into one share of common stock of the Company, effective as of the close of a public offering of the Company's common stock provided, however, that the offering must provide a minimum of $1 million in gross proceeds to the Company and the initial offering price of such common stock must be at least $1 per share. In addition to the rights described above, the holders of the Series A Cumulative Convertible Preferred Stock have voting rights equal to the common stockholders based upon the number of shares of common stock into which the Series A Cumulative Convertible Preferred Stock is convertible. The Company is obligated to reserve an adequate number of shares of its common stock to satisfy the conversion of all of the outstanding Series A Cumulative Convertible Preferred Stock.

PROCYON CORPORATION AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS

NOTE H - EARNINGS PER SHARE

As required by FASB Statement No. 128, the following table sets forth the computation of basic and diluted earnings per share:

                                                       Years Ended June 30,
                                                     --------------------------
                                                        2005            2004
                                                     -----------    -----------
     Numerator:
     ----------
     Net income                                      $   314,839    $   258,058
     Adjustment for basic earnings per share:
      Dividend requirements on preferred stock           (12,950)       (19,910)
                                                     -----------    -----------
     Numerator for basic earnings per share-
      Net income available to common stockholders
                                                     $   301,889    $   238,148

     Effect of dilutive securities:
     Numerator for diluted earnings per share-
      Net income available to common
     stockholder                                     $   301,889    $   238,148
                                                     ===========    ===========

     Denominator:
     ------------
     Denominator for basic earnings per share-
      Weighted-average common shares                   8,047,667      8,042,547
      Effect of dilutive securities:
       Stock options                                     128,454        136,079
       Dilutive potential common shares                  180,671        228,821
                                                     -----------    -----------
     Denominator for dilutive earnings per share-
      Adjusted weighted-average shares and
     assumed conversions                               8,356,792      8,407,447
                                                     ===========    ===========

     Basic income per share                          $      0.04    $      0.03
                                                     ===========    ===========

     Diluted income per share                        $      0.04    $      0.03
                                                     ===========    ===========


NOTE I - INCOME TAXES AND AVAILABLE CARRYFORWARD

As of June 30, 2005, the Company had consolidated income tax net operating loss ("NOL") carryforward for federal income tax purposes of approximately $4,359,000. The NOL will expire in various years ending through the year 2022.

The components of the provision for income taxes (benefits) are attributable to continuing operations as follows:

                                                     2005                2004
                                                   --------            --------
Current
  Federal                                          $   --              $   --
  State                                                --                  --
                                                   --------            --------

Deferred
  Federal                                           (69,740)            (52,920)
  State                                              (7,446)            (10,080)
                                                   --------            --------
                                                    (77,186)            (63,000)
                                                   --------            --------

Income tax (benefit)                               $(77,186)           $(63,000)
                                                   ========            ========

PROCYON CORPORATION AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS

Deferred income taxes reflect the net tax effects of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                        Current     Non-Current
                                                      -----------   -----------
Deferred tax assets:
  NOL and contribution carryforwards                  $   150,520   $ 1,492,017
  Allowance for doubtful accounts                             941          --
                                                      -----------   -----------
                                                          151,461     1,492,017

Deferred tax (liabilities):
  Excess of tax over book depreciation                       --         (11,275)
                                                      -----------   -----------
                                                          151,461     1,480,742
Valuation allowance for deferred tax assets                  --      (1,492,017)
                                                      -----------   -----------
Net deferred tax asset (liability)                        151,461       (11,275)
  Less: current net deferred tax asset (liability)    $   151,461          --
                                                      -----------   -----------
  Net non-current deferred tax asset (liability)      $      --     $   (11,275)
                                                      ===========   ===========

The change in the valuation allowance is as follow:

            June 30, 2004             $(1,498,878)
            June 30, 2005              (1,492,017)
                                      -----------
Decrease in valuation allowance       $    (6,861)
                                      ===========

The decrease in the valuation allowance is due to an increase in the expected utilization of net operating loss carryforwards. A valuation allowance of approximately $1,492,000 has been provided to reduce the asset to the net amount of tax benefit management believes it will more likely than not realize. As time passes, management will be able to better assess the amount of tax benefit it will realize from using the carryforward.

Income taxes for the years ended June 30, 2005 and 2004 differ from the amounts computed by applying the effective income tax rates of 37.63% and 34.34%, respectively, to income before income taxes as a result of the following:

                                                          2005           2004
                                                       ---------      ---------

Expected provision at US statutory rate                $  80,802      $  66,320
State income tax net of federal benefit                    8,627          6,917
Nondeductibles                                             1,547            462
Change in valuation allowance, change in
  expected rate and utilization                         (168,162)      (136,699)
                                                       ---------      ---------
Income tax benefit                                     $ (77,186)     $ (63,000)
                                                       =========      =========

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

During the year, Sirius purchased approximately 47% of its diabetic supplies from a non-affiliated supplier. Sirius entered into a contract with this supplier to purchase a minimum quantity of products at a discount. (See NOTE E - COMMITMENTS AND CONTINGENCIES for disclosure) The Company does not anticipate supply from this vendor will be lost in the near future. In the event the contract is not renewed upon its expiration, the Company could still purchase such products at a higher cost from this supplier or negotiate with other suppliers.

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

Segments Information


                                                 Wound Care          Diabetic
                                  June 30,        Products           Products            Other          Consolidated
                                 ---------      -----------         -----------        ----------       ------------

Revenues                            2005         $1,856,529         $  341,732         $     --           $2,198,261
                                    2004          1,609,379            415,397         $     --            2,024,776

Gross Profit                        2005          1,507,334            159,427               --            1,666,761
                                    2004          1,358,416            201,604               --            1,560,020

Identifiable Assets                 2005            334,167             66,303            228,421            628,891
                                    2004            308,513             68,189            126,669            503,371

Property and Equipment
Additions                           2005              9,718               --                 --                9,718
                                    2004             28,586                752             40,956             70,294

Depreciation                        2005             19,295              6,116              2,204             27,615
                                    2004             16,362              3,725              3,938             24,025

Geographical Information

The Company operates and sells its products to its customers primarily within the United States. All assets are located within the United States.


NOTE L - RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued SFAS No. 123R which requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation issued to employees, but expressed no preference for the valuation model. SFAS No. 123R is effective for small business issuers as of the beginning of annual reporting periods that begin after December 15, 2005. The impact of the SFAS No. 123R has not been determined by the Company.