Form 10QSB
period 2005-09-30
PROCYON CORP
filed 2005-11-14
CIK 812306

SECURITIES & EXCHANGE COMMISSION WASHINGTON, DC 20549

                                   FORM 10-QSB

                [x] Quarterly Report Under Section 13 or 15(d) of
                      the Securities Exchange Act of 1934


                  For Quarterly Period Ended September 30, 2005

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

Common stock, no par value; 8,039,588 shares outstanding as of November 8, 2005 Transitional Small Business Disclosure Format (check one) Yes [ ] No [X]

                          PART I. FINANCIAL INFORMATION



Item                                                                        Page
                                                                            ----

ITEM 1. FINANCIAL STATEMENTS..............................................    3

Index to Financial Statements
-----------------------------

Financial Statements:

Consolidated Balance Sheets...............................................    3
Consolidated Statements of Operations ....................................    4
Consolidated Statements of Cash Flows ....................................    5
Notes to Financial Statements ............................................    6

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS..................    9

ITEM 3. CONTROLS AND PROCEDURES ..........................................    12

                           PART II. OTHER INFORMATION

ITEM 5. OTHER INFORMATION.................................................    12
ITEM 6. EXHIBITS .........................................................    13

SIGNATURES................................................................    13



PROCYON CORPORATION & SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
September 30, 2005 & June 30, 2005



                                                               September 30      June 30
                                                                    2005          2005
                                                                -----------    -----------
                                                                (unaudited)     (audited)


ASSETS

CURRENT ASSETS

           Cash                                                 $    30,747    $    26,580
           Accounts receivable, less allowance of $2,500
                 for doubtful accounts                              157,342        145,973
           Prepaid expenses                                          47,009         54,606
           Inventories                                              114,965        146,323
           Deferred tax asset                                       164,899        151,461
                                                                -----------    -----------
                 TOTAL CURRENT ASSETS                               514,962        524,943

PROPERTY AND EQUIPMENT, NET                                          74,840         77,501

OTHER ASSETS
           Certificates of deposit
                 plus accrued interest, restricted                        0         17,114
           Deposits                                                   9,335          9,335
                                                                -----------    -----------
                 TOTAL OTHER ASSETS                                   9,335         26,449

TOTAL ASSETS                                                    $   599,137    $   628,893
                                                                ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
           Current portion of capital lease obligations         $     1,504    $     2,360
           Accounts payable                                          71,387        100,499
           Accrued expenses                                          52,307         72,760
                                                                -----------    -----------
                 TOTAL CURRENT LIABILITIES                          125,198        175,619

LONG-TERM LIABILITIES
           Note payable to related party                                  0         90,000
           Deferred tax liability                                    10,662         11,275
                                                                -----------    -----------
                 TOTAL LONG-TERM LIABILITIES                         10,662        101,275

STOCKHOLDERS' EQUITY
           Preferred stock, 496,000,000 shares
                 authorized; none issued
           Series A Cumulative Convertible Preferred stock,
                 no par value; 4,000,000 shares authorized;
                 214,900 shares issued and outstanding              170,750        170,750
           Common stock, no par value, 80,000,000 shares
                 authorized; 8,039,588 shares issued and
                 outstanding                                      4,400,876      4,400,876
           Paid-in capital                                            6,000          6,000
           Accumulated deficit                                   (4,114,349)    (4,225,627)
                                                                -----------    -----------
                 TOTAL STOCKHOLDERS' EQUITY                         463,277        351,999
                                                                -----------    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $   599,137    $   628,893
                                                                ===========    ===========


         The accompanying notes are an integral part of these financial statements

                                              3

PROCYON CORPORATION & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Three Months Ended September 30, 2005 and 2004



                                                    Three Months   Three Months
                                                        Ended          Ended
                                                      Sept. 30,      Sept. 30,
                                                        2005           2004
                                                     -----------    -----------
                                                     (unaudited)    (unaudited)


NET SALES                                            $   550,103    $   545,369

COST OF SALES                                            133,994        132,951
                                                     -----------    -----------

GROSS PROFIT                                             416,109        412,418

OPERATING EXPENSES
            Salaries and Benefits                        153,305        156,033
            Selling, General and Administrative          163,270        148,991
                                                     -----------    -----------
                                                         316,575        305,024

INCOME FROM OPERATIONS                                    99,534        107,394

OTHER INCOME (EXPENSE)
            Interest Expense                              (2,647)        (4,213)
            Interest Income                                  340             66
            Other Income                                       0             20
                                                     -----------    -----------
                                                          (2,307)        (4,127)
                                                     -----------    -----------

INCOME BEFORE INCOME TAXES                                97,227        103,267

INCOME TAX BENEFIT                                        14,051         22,130
                                                     -----------    -----------

NET INCOME                                               111,278        125,397

Dividend requirements on preferred stock                   5,373         (5,678)
                                                     -----------    -----------
Basic net income available to common shares          $   105,905    $   119,719
                                                     ===========    ===========

Basic net income per common share                    $      0.01    $      0.01

Weighted average number of common
            shares outstanding                         8,055,827      8,041,544
                                                     ===========    ===========

Diluted net income per common share                  $      0.01    $      0.01

Weighted average number of common shares
            outstanding, basic and diluted             8,382,294      8,381,396
                                                     ===========    ===========


   The accompanying notes are an integral part of these financial statements



PROCYON CORPORATION & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Months Ended September 30, 2005 and 2004



                                                                                  Three Months    Three Months
                                                                                     Ended           Ended
                                                                                    Sept. 30        Sept. 30
                                                                                      2005            2004
                                                                                    ---------       ---------
                                                                                   (unaudited)     (unaudited)


CASH FLOWS FROM OPERATING ACTIVITIES

Net Income                                                                          $ 111,278       $ 125,397
Adjustments to reconcile net income to net cash used in operating activities:
            Depreciation                                                                5,771           6,800
            Deferred Income Taxes                                                     (14,051)        (22,130)
            Decrease (increase) in:
                 Accounts Receivable                                                  (11,369)         25,234
                 Inventories                                                           31,358         (27,461)
                 Prepaid expenses                                                       7,597           4,713
                 Other assets                                                          17,114          (9,293)
            Increase (decrease) in:
                 Accounts payable                                                     (29,111)        (17,905)
                 Accrued expenses                                                     (20,453)        (11,199)
                                                                                    ---------       ---------
                                      NET CASH PROVIDED
                                      BY OPERATING ACTIVITIES                          98,134          74,156


CASH FLOWS FROM INVESTING ACTIVITIES

            Purchase of property & equipment                                           (3,111)              0
                                                                                    ---------       ---------
                                      NET CASH USED
                                      BY INVESTING ACTIVITIES                          (3,111)              0


CASH FLOWS FROM FINANCING ACTIVITIES

            Proceeds from note payable  related party                                       0          10,000
            Payments on note payable  related party                                   (90,000)        (54,352)
            Payments on capital lease obligations                                        (856)         (2,324)
            Payments on long term note payable  trade                                       0             (83)
                                                                                    ---------       ---------
                                      NET CASH USED
                                      BY FINANCING ACTIVITIES                         (90,856)        (46,759)

                                      NET CHANGE IN CASH                                4,167          27,397

CASH AT BEGINNING OF PERIOD                                                            26,580          14,608
                                                                                    ---------       ---------

                                      CASH AT END OF PERIOD                         $  30,747       $  42,005
                                                                                    =========       =========

SUPPLEMENTAL DISCLOSURES

Interest Paid                                                                       $   2,647       $   4,213
Taxes Paid                                                                          $    --         $    --


                  The accompanying notes are an integral part of these financial statements.

                                                       5

Notes to Financial Statements

NOTE A - SUMMARY OF ACCOUNTING POLICIES

     The interim financial statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations. The Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the Company's audited financial statements dated June 30, 2005. The results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year.

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

STOCK-BASED COMPENSATION

     The Company accounts for stock-based employee compensation arrangements using the intrinsic value method in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25") and has elected to follow the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), as amended by SFAS 148, "Accounting for Stock-Based Compensation - Transition and Disclosure. Under the intrinsic value method, the Company recognizes compensation expense only to the extent that the exercise price of the Company's employee stock options is less than the market price of the underlying stock on the date of grant. SFAS No. 123 requires the presentation of pro forma information as if the Company has accounted for its employee stock options granted under the fair value method. There were no options granted during the quarters ended September 30, 2005 and 2004.

     The following table illustrates the effect on net income and earnings per share for the three months ended September 30, 2005, and 2004 had the Company applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation.


                                                   3 months        3 months
                                                    ending          ending
                                                     2005            2004
                                                  -----------     -----------

     Net income applicable to common stock:
       As reported                                $   105,905     $   119,719
     Pro forma adjustment for compensation               --              --
                                                  -----------     -----------
     Pro forma                                    $   105,905     $   119,719
                                                  ===========     ===========
     Income per common share:
       Basic - as reported                        $       .01     $       .01
       Basic - pro forma                          $       .01     $       .01
       Diluted - as reported                      $       .01     $       .01
       Diluted - pro forma                        $       .01     $       .01

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

     SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values and will rescind the acceptance of pro forma disclosure. SFAS 123R will be effective for small public companies with the first interim or annual reporting period of the first fiscal year beginning on or after December 15, 2005. The Company has not yet determined the impact in adopting SFAS 123R.

NOTE B - INVENTORIES

     Inventories consisted of the following:

                                             September 30,            June 30,
                                                  2005                  2005
                                                  ----                  ----
                   Finished Goods             $   49,396            $   79,358
                   Raw Materials              $   65,569            $   66,965
                                              ----------            ----------
                                              $  114,965            $  146,323
                                              ==========            ==========


NOTE C - STOCKHOLDERS' EQUITY

     During January 1995, the Company's Board of Directors authorized the issuance of up to 4,000,000 shares of Series A Cumulative Convertible Preferred Stock ("Series A Preferred Stock"). The preferred stockholders are entitled to receive, as and if declared by the board of directors, quarterly dividends at an annual rate of $.10 per share of Series A Preferred Stock per annum. Dividends will accrue without interest and will be cumulative from the date of issuance of the Series A Preferred Stock and will be payable quarterly in arrears in cash or publicly traded common stock when and if declared by the Board of Directors. As of September 30, 2005, no dividends have been declared. Dividends in arrears on the outstanding preferred shares total $179,744 as of September 30, 2005.

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

NOTE D - INCOME TAXES AND AVAILABLE CARRYFORWARD

     As of September 30, 2005, the Company had consolidated income tax net operating loss ("NOL") carryforward for federal income tax purposes of approximately $4,259,000. The NOL will expire in various years ending through the year 2022.

     The components of the provision for income taxes (benefits) are attributable to continuing operations as follows:

                                                     September 30,       September 30,
                                                         2005                2004
                                                      -----------         -----------
          Current
             Federal                                  $    --             $      --
             State                                          -                    --
                                                      -----------         -----------
                                                            -                    --
          Deferred
             Federal                                      (12,696)            (19,118)
             State                                         (1,355)             (3,012)
                                                      -----------         -----------
                                                          (14,051)            (22,130)
                                                      -----------         -----------
          Income tax (benefit)                        $   (14,051)        $   (22,130)
                                                      ===========         ===========


     Deferred income taxes reflect the net tax effects of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.
     Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                        Current           Non-Current
                                                      -----------         -----------
          Deferred tax assets:
              NOL carryforward                        $   163,958         $ 1,438,562
              Contribution carryforward                      --                 2,767
             Allowance for doubtful accounts                  941                --
                                                      -----------         -----------
                                                          164,899           1,441,329
          Deferred tax (liabilities):
             Excess of tax over book depreciation            --               (10,662)
                                                      -----------         -----------
                                                             --               (10,662)


          Valuation allowance for deferred tax asset         --            (1,441,329)
                                                      -----------         -----------
          Net deferred tax asset (liability)          $   164,899         $   (10,662)
                                                      ===========         ===========

                                            8

     The change in the valuation allowance is as follows:

          September 30, 2005                          $ 1,441,329
          June 30, 2005                               $ 1,492,017
                                                      -----------
          Decrease in valuation allowance             $    50,688
                                                      ===========

     The decrease in the valuation allowance is due to an increase in the expected Net Operating Loss carryforward utilization. A valuation allowance of approximately $1,441,000 has been provided to reduce the asset to the net amount of tax benefit management believes it will more likely than not realize. As time passes, management will be able to better assess the amount of tax benefit the Company expects to realize from using the carryforward.


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

     SFAS No. 123 (Revised) is effective for small public companies with the first interim or annual reporting period of the first fiscal year beginning on or after December 15, 2005.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     The Company's condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which require the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosures. A summary of those significant accounting policies can be found in the Notes to the Consolidated Financial Statements included in the Company's annual report on 10-KSB, for the year ended June 30, 2005, which was filed with the Securities and Exchange Commission on September 28, 2005. The estimates used by management are based upon the Company's historical experiences combined with management's understanding of current facts and circumstances. Certain of the Company's accounting policies are considered critical as they are both important to the portrayal of the Company's financial condition and the results of its operations and require significant or complex judgments on the part of management.

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

Stock Based Compensation

     The Company accounts for stock-based employee compensation arrangements using the intrinsic value method in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25") and has elected to follow the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), as amended by SFAS 148, "Accounting for Stock - Based Compensation - Transition and Disclosure." Under the intrinsic value method, the Company recognizes compensation expense only to the extent that the exercise price of the Company's employee stock options is less than the market price of the underlying stock on the date of grant. SFAS No. 123 requires the presentation of pro forma information as if the Company has accounted for its employee stock options granted under the fair value method. There were no options granted during the quarters ended September 30, 2005 and 2004.


Financial Condition

     As of September 30, 2005, the Company's principal sources of liquid assets included cash of $30,747, inventories of $114,965, and net accounts receivable of $157,342. The Company had net working capital of $389,764, and long-term debt of $10,662 at September 30, 2005.

     During the three months ended September 30, 2005, cash increased from $26,580 as of June 30, 2005 to $30,747. Operating activities provided cash of $98,134 during the period, consisting primarily of net income of $111,278. Cash used in financing activities was $90,856 as compared to cash used by financing activities of $46,759 for the corresponding period in 2004.

     The Company recorded deferred tax assets of $164,899, and deferred tax liability of $10,662, at September 30, 2005. A valuation allowance of approximately $1,441,000 has been recorded to reduce the asset to the net amount of expected tax benefit management believes it will more likely than not realize. As time passes, management will be able to better assess the amount of tax benefit the Company expects to realize.

Results of Operations

     Comparison of the three months ended September 30, 2005 and 2004.

     Net sales during the quarter ended September 30, 2005 were $550,103, as compared to $545,369 in the quarter ended September 30, 2004, an increase of $4,734, or 1%. Increases in sales continue for the Company as sales grow from Amerx's newest product, the Amerigel impregnated gauze. Sales from the Sirius subsidiary continue to grow as the customer base for diabetics continues to grow.

     Gross profit during the quarter ended September 30, 2005 was $416,109, as compared to $412,418 during the quarter ended September 30, 2004, an increase of 3,691, or 1%. As a percentage of net sales, gross profit was 76% in the quarter ended September 30, 2005 and the corresponding quarter in 2004. Gross profit increased for the three months overall.

     Operating expenses during the quarter ended September 30, 2005, were $316,575, consisting of $153,305 in salaries and benefits, and $163,270 in selling, general and administrative expenses. This compares to operating expenses during the quarter ended September 30, 2004 of $305,024, consisting of $156,033 in salaries and benefits, and $148,991 in selling, general and administrative expenses. Expenses for the quarter ended September 30, 2005 increased compared to the corresponding quarter in 2004 by 4%. Salaries decrease due to the compensation missing that would have been paid to the former Chief Executive Officer. Selling, general and administrative cost rose slightly as Amerx has increased advertising and sponsorships for different groups within the professional market.

     Operating profit decreased by $7,860 (7%) to $99,534 for the quarter ended September 30, 2005, from $107,394 in the comparable quarter of the prior year. Net Profit (before dividend requirements for Preferred Shares) was $97,227 during the quarter ended September 30, 2005, as compared to $103,267 during the quarter ended September 30, 2004. The Company continues to try to improve its cash position. Amerx continues to pursue marketing to further brand the Amerigel name in the market place. Management believes that marketing efforts will assist the Company in reaching its long term goals. The Company also believes that sales will continue to increase as the Company finds new markets for both its products and services. The Amerigel products overall acceptance has grown steadily in the physician market. This has also made for a favorable introduction of Amerx's newest product the Amerigel impregnated gauze.

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

(b) Changes in Internal Controls Over Financial Reporting

     During the first fiscal quarter of 2006, the Company did not institute any significant changes in its internal control over financial reporting that materially affected or is reasonably likely to materially affect, the Company's internal control over financial reporting.


PART II. OTHER INFORMATION

ITEM 5. OTHER INFORMATION.

     On August 27, 2005, John C. Anderson, the Company's President, Chief Executive Officer, Chairman of the Board and Director died.

     On September 22, 2005, the Board of Directors voted to fill the board vacancy and Chairman of the Board vacancy caused by the death of John C. Anderson, by appointing Regina W. Anderson, to these positions. Further, the Board of Directors voted to fill the vacancy in the Chief Executive Officer position by appointing Ms. Anderson to fill that position, but to commence on November 1, 2005. As of September 22, 2005 through November 1, 2005, the Board of Directors appointed James B. Anderson, our Chief Financial Officer, to act as Interim Chief Executive Officer. Ms Anderson commenced her duties as Chief Executive Officer on November 1, 2005.

ITEM 6. EXHIBITS

     (A) EXHIBITS

          31.1 Certification of Regina W. Anderson pursuant to Exchange Act Rule 13a-14(a)/15d-14(a)

          31.2 Certification of James B. Anderson pursuant to Exchange Act Rule 13a-14(a)/15d-14(a)

          32.1 Certification Pursuant to 18 U.S.C.ss.1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.


                                            PROCYON CORPORATION



November 14, 2005                           By:  /s/  REGINA W. ANDERSON
-----------------                              --------------------------------
Date                                                  Regina W. Anderson,
                                                      Chief Executive Officer