Form 10QSB
period 2005-12-31
PROCYON CORP
filed 2006-02-14
CIK 812306

SECURITIES & EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

               [x] Quarterly Report Under Section 13 or 15 (d) of
                       the Securities Exchange Act of 1934


                  For Quarterly Period Ended December 31, 2005

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

Common stock, no par value; 8,039,588 shares outstanding as of February 13, 2006 Transitional Small Business Disclosure Format (check one) Yes [ ] No [x]

                          PART I. FINANCIAL INFORMATION



Item                                                                        Page
                                                                            ----

ITEM 1. FINANCIAL STATEMENTS.................................................  3

Index to Financial Statements
-----------------------------

Financial Statements:

Consolidated Balance Sheets..................................................  3
Consolidated Statements of Operations........................................  4
Consolidated Statements of Cash Flows........................................  5
Notes to Financial Statements................................................  6

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS....................  9

ITEM 3. CONTROLS AND PROCEDURES ............................................. 12

                           PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.................. 13
ITEM 5. OTHER INFORMATION.................................................... 13
ITEM 6. EXHIBITS............................................................. 13

SIGNATURES................................................................... 14


PROCYON CORPORATION & SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2005 & June 30, 2005

                                                                (unaudited)     (audited)
                                                                December 31      June 30
                                                                    2005           2005
                                                                -----------    -----------
ASSETS

CURRENT ASSETS

            Cash                                                $   117,614    $    26,580
            Accounts receivable, less allowance of $2,500
                   for doubtful accounts                            140,550        145,973
            Prepaid expenses                                         64,212         54,606
            Inventories                                             150,502        146,323
            Deferred tax asset                                      147,698        151,461
                                                                -----------    -----------
                   TOTAL CURRENT ASSETS                             620,576        524,943

PROPERTY AND EQUIPMENT, NET                                          72,048         77,501

OTHER ASSETS
            Certificates of deposit
                   plus accrued interest, restricted                   --           17,114
            Deposits                                                  7,740          9,335
                                                                -----------    -----------
                   TOTAL OTHER ASSETS                                 7,740         26,449

TOTAL ASSETS                                                    $   700,364    $   628,893
                                                                ===========    ===========


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
            Current portion of capital lease obligations        $       614    $     2,360
            Accounts payable                                        111,338        100,499
            Accrued expenses                                         59,627         72,760
                                                                -----------    -----------
                   TOTAL CURRENT LIABILITIES                        171,579        175,619

LONG-TERM LIABILITIES
            Note payable to related party                              --           90,000
            Deferred tax liability                                    9,949         11,275
                                                                -----------    -----------
                   TOTAL LONG-TERM LIABILITIES                        9,949        101,275

STOCKHOLDERS' EQUITY
            Preferred stock, 496,000,000 shares
                   authorized; none issued
            Series A Cumulative Convertible Preferred stock,
                   no par value; 4,000,000 shares authorized;
                   214,900 shares issued and outstanding            170,750        170,750
            Common stock, no par value, 80,000,000 shares
                   authorized; 8,039,588 shares issued and
                   outstanding                                    4,400,876      4,400,876
            Paid-in capital                                           6,000          6,000
            Accumulated deficit                                  (4,058,790)    (4,225,627)
                                                                -----------    -----------
                   TOTAL STOCKHOLDERS' EQUITY                       518,836        351,999
                                                                -----------    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $   700,364    $   628,893
                                                                ===========    ===========

The accompanying notes are an integral part of these financial statements


PROCYON CORPORATION & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Three Months Ended December 31, 2005 and 2004
Six Months Ended December 31, 2005 and 2004


                                                Three Months   Three Months    Six Months     Six Months
                                                    Ended          Ended          Ended          Ended
                                                Dec. 31, 2005  Dec. 31, 2004  Dec. 31, 2005  Dec. 31, 2004
                                                -------------  -------------  -------------  -------------
                                                 (unaudited)    (unaudited)    (unaudited)    (unaudited)

NET SALES                                        $   527,242    $   548,151    $ 1,077,345    $ 1,093,520

COST OF SALES                                        118,531        119,608        252,525        252,560
                                                 -----------    -----------    -----------    -----------

GROSS PROFIT                                         408,711        428,543        824,820        840,960

OPERATING EXPENSES
           Salaries and Benefits                     160,909        187,835        314,214        343,867
           Selling, General and Administrative       175,601        179,270        338,870        328,260
                                                 -----------    -----------    -----------    -----------
                                                     336,510        367,105        653,084        672,127

INCOME FROM OPERATIONS                                72,201         61,438        171,736        168,833

OTHER INCOME (EXPENSE)
           Interest Expense                             (309)        (3,216)        (2,956)        (7,430)
           Interest Income                               156             79            496            146
           Other Income                                    0            411              0            431
                                                 -----------    -----------    -----------    -----------
                                                        (153)        (2,726)        (2,460)        (6,853)
                                                 -----------    -----------    -----------    -----------

INCOME BEFORE INCOME TAXES                            72,048         58,712        169,276        161,980

INCOME TAX (EXPENSE) BENEFIT                         (16,488)        24,167         (2,437)        46,297
                                                 -----------    -----------    -----------    -----------

NET INCOME                                            55,560         82,879        166,839        208,277

Dividend requirements on preferred stock              (5,373)        (5,678)       (10,745)       (11,356)
                                                 -----------    -----------    -----------    -----------

Basic net income available to common shares      $    50,187    $    77,201    $   156,094    $   196,921
                                                 ===========    ===========    ===========    ===========

Basic net income per common share                       0.01    $      0.01    $      0.02    $      0.02

Weighted average number of common
           shares outstanding                      8,039,588      8,045,388      8,047,708      8,045,388
                                                 ===========    ===========    ===========    ===========

Diluted net income per common share              $      0.01    $      0.01    $      0.02    $      0.02

Weighted average number of common shares
           outstanding, basic and diluted          8,377,139      8,383,257      8,385,259      8,383,257
                                                 ===========    ===========    ===========    ===========


The accompanying notes are an integral part of these financial atatements


PROCYON CORPORATION & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Six Months Ended December 31, 2005 and 2004

                                                                                   Six Months   Six Months
                                                                                     Ended        Ended
                                                                                    Dec. 31      Dec. 31
                                                                                      2005         2004
                                                                                    ---------    ---------
                                                                                   (unaudited)  (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES

Net Income                                                                          $ 166,839    $ 208,277
Adjustments to reconcile net income to net cash provided by operating activities:
            Depreciation                                                               12,506       13,586
            Allowance for doubtful accounts                                                 0       (5,000)
            Deferred Income Taxes                                                       2,437      (46,298)
            Decrease (increase) in:
                Accounts Receivable                                                     5,423        5,637
                Inventories                                                            (4,180)     (21,537)
                Prepaid Expenses                                                       (9,606)       2,554
                Other assets                                                           18,709       (4,095)

            Increase (decrease) in:
                Accounts Payable                                                       10,839      (21,520)
                Accrued Expenses                                                      (13,133)      (2,134)
                                                                                    ---------    ---------

Cash Provided by Operating Activities                                                 189,834      129,470

CASH FLOWS FROM INVESTING ACTIVITIES

            Purchase of property & equipment                                           (7,054)           0
                                                                                    ---------    ---------

Cash Used in Investing Activities                                                      (7,054)           0

CASH FLOWS FROM FINANCING ACTIVITIES

            Proceeds from Long Term Note Payable - related party                            0       10,000
            Payments on Long Term Note Payable - related party                        (90,000)    (111,506)
            Payments on Capital Lease Obligations                                      (1,746)      (4,732)
            Payments on Long Term Note Payable                                              0      (10,756)
                                                                                    ---------    ---------

Cash used in Financing Activities                                                     (91,746)    (116,994)

Net Increase in Cash                                                                   91,034       12,476

Cash, beginning of period                                                              26,580       14,608
                                                                                    ---------    ---------

Cash, end of period                                                                 $ 117,614    $  27,084
                                                                                    =========    =========


SUPPLEMENTAL DISCLOSURES

Interest Paid                                                                       $   2,956    $   7,430
Taxes Paid                                                                          $    --      $    --


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

STOCK-BASED COMPENSATION

     The Company accounts for stock-based employee compensation arrangements using the intrinsic value method in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25") and has elected to follow the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), as amended by SFAS 148, "Accounting for Stock-Based Compensation - Transition and Disclosure. Under the intrinsic value method, the Company recognizes compensation expense only to the extent that the exercise price of the Company's employee stock options is less than the market price of the underlying stock on the date of grant. SFAS No. 123 requires the presentation of pro forma information as if the Company has accounted for its employee stock options granted under the fair value method. There were no options granted during the quarters ended December 31, 2005 and 2004.

     The following table illustrates the effect on net income and earnings per share for the three and six months ended December 31, 2005, and 2004 had the Company applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation.

                                                3 months      6 months     3 months     6 months
                                                 ending        ending       ending       ending
                                                  2005          2005         2004         2004
                                               ----------   -----------   ----------   -----------
     Net income applicable to common stock:

       As reported                             $   50,187   $   156,094   $   77,201   $   196,921
       Pro forma adjustment for compensation         --            --           --            --
                                               ----------   -----------   ----------   -----------
       Pro forma                               $   50,187   $   156,094   $   77,201   $   196,921
                                               ==========   ===========   ==========   ===========
     Income per common share:
       Basic - as reported                     $      .01   $       .02   $      .01   $       .02
       Basic - pro forma                       $      .01   $       .02   $      .01   $       .02
       Diluted - as reported                   $      .01   $       .02   $      .01   $       .02
       Diluted - pro forma                     $      .01   $       .02   $      .01   $       .02


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

NOTE B - INVENTORIES

     Inventories consisted of the following:

                                      December 31,  June 30,
                                         2005         2005
                                       --------     --------
                      Finished Goods   $ 66,823     $ 79,358
                      Raw Materials    $ 83,679     $ 66,965
                                       --------     --------
                                       $150,502     $146,323
                                       ========     ========


NOTE C - STOCKHOLDERS' EQUITY

     During January 1995, the Company's Board of Directors authorized the issuance of up to 4,000,000 shares of Series A Cumulative Convertible Preferred Stock ("Series A Preferred Stock"). The preferred stockholders are entitled to receive, as and if declared by the board of directors, quarterly dividends at an annual rate of $.10 per share of Series A Preferred Stock per annum. Dividends will accrue without interest and will be cumulative from the date of issuance of the Series A Preferred Stock and will be payable quarterly in arrears in cash or publicly traded common stock when and if declared by the Board of Directors. As of December 31, 2005, no dividends have been declared. Dividends in arrears on the outstanding preferred shares total $185,116 as of December 31, 2005.

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

NOTE D - INCOME TAXES AND AVAILABLE CARRYFORWARD

     As of December 31, 2005, the Company had consolidated income tax net operating loss ("NOL") carryforward for federal income tax purposes of approximately $4,183,000. The NOL will expire in various years ending through the year 2022.

     The components of the provision for income tax expense (benefits) are attributable to continuing operations as follows:

                                             December 31,   December 31,
                                                 2005          2004
                                               --------      --------
            Current
               Federal                         $   --        $   --
               State                               --            --
                                               --------      --------
            Deferred
               Federal                            2,081       (41,831)
               State                                356        (4,466)
                                               --------      --------
                                                  2,437       (46,297)
                                               --------      --------
            Income tax expense (benefit)       $  2,437      $(46,297)
                                               ========      ========


     Deferred income taxes reflect the net tax effects of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                    Current      Non-Current
                                                  -----------    -----------
     Deferred tax assets:
         NOL carryforward                         $   146,757    $ 1,427,456
         Contribution carryforward                       --            2,951
        Allowance for doubtful accounts                   941           --
                                                  -----------    -----------
                                                      147,698      1,430,407
     Deferred tax (liabilities):
        Excess of tax over book depreciation             --           (9,949)
                                                  -----------    -----------
                                                         --           (9,949)


     Valuation allowance for deferred tax asset          --       (1,430,407)
                                                  -----------    -----------
     Net deferred tax asset (liability)           $   147,698    $    (9,949)
                                                  ===========    ===========

     The change in the valuation allowance is as follows:

                 December 31, 2005                 $ 1,430,407
                 June 30 , 2005                    $ 1,492,017
                                                   -----------
                 Decrease in valuation allowance   $   (61,610)
                                                   ===========

     The decrease in the valuation allowance is due to a decrease in the expected Net Operating Loss carryforward utilization. A valuation allowance of approximately $1,430,000 has been provided to reduce the asset to the net amount of tax benefit management believes it will more likely than not realize. As time passes, management will be able to better assess the amount of tax benefit the Company expects to realize from using the carryforward.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

     The following discussion and analysis should be read in conjunction with the unaudited Condensed Financial Statements and Notes thereto appearing elsewhere in this report.

     "Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995

     This Report on Form 10-QSB, including Management's Discussion and Analysis of Financial Condition and Results of Operation, contains forward-looking statements. When used in this report, the words "may," "will," "expect," "anticipate," "continue," "estimate," "project," "intend," "hope," "believe" and similar expressions, variations of these words or the negative of those words, and, any statement regarding possible or assumed future results of operations of the Company's business, the markets for its products, anticipated expenditures, regulatory developments or competition, or other statements regarding matters that are not historical facts, are intended to identify forward-looking statements within the meaning of

     Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 regarding events, conditions and financial trends including, without limitation, business conditions in the skin and wound care market and the general economy, competitive factors, changes in product mix, production delays, manufacturing capabilities, and other risks or uncertainties detailed in other of the Company's Securities and Exchange Commission filings. Such statements are based on management's current expectations and are subject to risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, the Company's actual plan of operations, business strategy, operating results and financial position could differ materially from those expressed in, or implied by, such forward-looking statements.

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

Advertising and Marketing

     The Company uses several forms of advertising, including sponsorships to agencies who represent the professionals in their respective fields. The Company expenses these sponsorships over the term of the advertising arrangements, on a straight line basis. Other forms of advertising used by the Company include professional journal advertisements, and mailing campaigns. These forms of advertising are expensed when incurred.

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

Stock Based Compensation

     The Company accounts for stock-based employee compensation arrangements using the intrinsic value method in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25") and has elected to follow the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), as amended by SFAS 148, "Accounting for Stock - Based Compensation - Transition and Disclosure." Under the intrinsic value method, the Company recognizes compensation expense only to the extent that the exercise price of the Company's employee stock options is less than the market price of the underlying stock on the date of grant. SFAS No. 123 requires the presentation of pro forma information as if the Company has accounted for its employee stock options granted under the fair value method. There were no options granted during the quarters ended December 31, 2005 and 2004.

Financial Condition

     As of December 31, 2005, the Company's principal sources of liquid assets included cash of $117,614, inventories of $150,502, and net accounts receivable of $140,550. The Company had net working capital of $448,997, and long-term debt of $9,949 at December 31, 2005.

     During the six months ended December 31, 2005, cash increased from $26,580 as of June 30, 2005 to $117,614. Operating activities provided cash of $189,834 during the period, consisting primarily of net income of $166,839. Cash used in financing activities was $91,746 as compared to cash used by financing activities of $116,994 for the corresponding period in 2004.

     The Company recorded deferred tax assets of $147,698, and deferred tax liability of $9,949, at December 31, 2005. A valuation allowance of approximately $1,430,000 has been recorded to reduce the asset to the net amount of expected tax benefit management believes it will more likely than not realize. As time passes, management will be able to better assess the amount of tax benefit the Company expects to realize.

Results of Operations

     Comparison of the three months and six months ended December 31, 2005 and 2004.

     Net sales during the quarter ended December 31, 2005 were $527,242, as compared to $548,151 in the quarter ended December 31, 2004, a decrease of $20,909, or 4%. The decrease in sales was mainly attributable to the hurricane season in which trade shows Amerx was to attend were cancelled and the anticipated sales were not obtained. We believe that the adverse financial effect on some of our Amerx customers caused by the recent hurricanes may have negatively impacted our sales this quarter. Amerx feels the decrease is short term and directly related to the trade show attendance. Sales from the Sirius subsidiary leveled off, as management continues to find ways to reach its intended market. We continue to believe there is great potential for Sirius as the number of diagnosed diabetics increases each day. Net sales for the six months ended December 31, 2005 were 1,077,345 as compared to $1,093,520 in the six months ended December 31, 2004, a decrease $16,175, or 1%.

     Gross profit during the quarter ended December 31, 2005 was $408,711, as compared to $428,543 during the quarter ended December 31, 2004, a decrease of 19,832, or 5%. Gross profit during the six months ended December 31, 2005 was $824,820, as compared to $840,960 during the six months ended December 31, 2004, a decrease of $16,140 or 2%. As a percentage of net sales, gross profit was 78% in the quarter ended December 31, 2005 and the corresponding quarter in 2004. As a percentage of net sales, gross profit was 77% in the six months ending December 31, 2005 and the corresponding six months in 2004.

     Operating expenses during the quarter ended December 31, 2005, were $336,510, consisting of $160,909 in salaries and benefits, and $175,601 in selling, general and administrative expenses. This compares to operating expenses during the quarter ended December 31, 2004 of $367,105, consisting of $187,835 in salaries and benefits, and $179,270 in selling, general and administrative expenses. Expenses for the quarter ended December 31, 2005 decreased compared to the corresponding quarter in 2004 by 8%. Salaries decreased due to the compensation missing that would have been paid to the former Chief Executive Officer John C. Anderson in October. In November 2005, Regina W. Anderson was hired to fulfill this position. In fiscal 2004, Amerx also retained an outside sales representative, who was no longer working for the company in fiscal 2005. Selling, general and administrative cost decreased slightly for the quarter ended December 31, 2005 compared to the quarter ended December 31, 2004. Operating expenses during the six months ended December 31, 2005, were $653,084, consisting of $314,214 in salaries and benefits, and $338,870 in selling, general and administrative expenses. This compares to operating expenses during the six months ended December 31, 2004 of $672,127, consisting of $343,867 in salaries and benefits, and $328,260 in selling, general and administrative expenses. Expenses for the six months ended December 31, 2005 decreased compared to the corresponding six months in 2004 by 3%, mainly attributable to the decrease in compensation of the CEO position while it was vacant.

     Operating profit increased by $10,763 (18%) to $72,201 for the quarter ended December 31, 2005, from $61,438 in the comparable quarter of the prior year. Operating profit increased by $2,903 (2%) to $171,736 for the six months ended December 31, 2004, from $168,833 in the comparable six months of the prior year. Net Profit (before dividend requirements for Preferred Shares) was $55,560 during the quarter ended December 31, 2005, as compared to $82,879 during the quarter ended December 31, 2004. Net Profit (before dividend requirements for Preferred Shares) was $166,839 during the six months ended December 31, 2005, as compared to $208,277 during the six months ended December 31, 2004. The decrease in profit comes largely from an adjustment in the income tax benefit that was adjusted due to reduced sales in the quarter. We continue to try to improve our cash position. Amerx continues efforts to increase market share for its products. Sirius continues efforts to penetrate the aging Diabetic market. We also believe that sales will continue to increase as the Company finds new markets for both its products and services.

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

(b) Changes in Internal Controls Over Financial Reporting

     During the second fiscal quarter of 2006, the Company did not institute any significant changes in its internal control over financial reporting that materially affected or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Procyon Corporation held its annual meeting of shareholders on December 5, 2005. The following matters were considered and approved by the shareholders:

     A. The following six directors were elected to hold office for one-year terms or until their successors are elected and qualified:

                                                    Votes
                                     Votes          Against          Total
                                     For            or Withheld      Voted

          Regina W. Anderson         5,487,023      3,494            5,490,517
          Alan B. Crane              5,487,023      3,494            5,490,517
          Jeffrey S. Slowgrove       5,487,023      3,494            5,490,517
          Fred W. Suggs              5,487,023      3,494            5,490,517
          Richard T. Thompson        5,487,023      3,494            5,490,517
          Chester A. Wallack         5,487,023      3,494            5,490,517

     B. To ratify appointment of Ferlita, Walsh & Gonzalez, P.A. as the independent certified public accountants for Procyon Corporation.

               Votes For                 5,476,423
               Votes Against                 4,094
               Votes Abstaining                  0
                                         ---------
               Total Voted               5,480,517


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


                                            PROCYON CORPORATION



February 14, 2006                           By: /s/ REGINA W. ANDERSON
-----------------                           --------------------------
Date                                        Regina W. Anderson, Chief Executive
                                            Officer