Form 10QSB
period 2006-03-31
PROCYON CORP
filed 2006-05-15
CIK 812306

SECURITIES & EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

             [x] Quarterly Report Under Section 13 or 15 (d) of the
                         Securities Exchange Act of 1934


                    For Quarterly Period Ended March 31, 2006

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

                              YES [X]      NO [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common stock, no par value; 8,039,588 shares outstanding as of May 10, 2006

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Transitional Small Business Disclosure Format (check one) Yes [ ] No [x]

                          PART I. FINANCIAL INFORMATION



Item                                                                        Page
                                                                            ----

ITEM 1. FINANCIAL STATEMENTS..............................................     3

Index to Financial Statements
-----------------------------

Financial Statements:

Consolidated Balance Sheets...............................................     3
Consolidated Statements of Operations.....................................     4
Consolidated Statements of Cash Flows.....................................     5
Notes to Financial Statements.............................................     6

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.................    10

ITEM 3. CONTROLS AND PROCEDURES...........................................    13

                           PART II. OTHER INFORMATION


ITEM 6. EXHIBITS..........................................................    13

SIGNATURES................................................................    13


PROCYON CORPORATION & SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
March 31, 2006 & June 30, 2005


                                                                       (unaudited)    (audited)
                                                                        March 31       June 30
                                                                          2006           2005
                                                                       -----------    -----------

ASSETS

CURRENT ASSETS
           Cash                                                        $   210,745    $    26,580
           Accounts receivable, less allowance of $2,500
                  for doubtful accounts                                    166,054        145,973
           Prepaid expenses                                                 79,930         54,606
           Inventories                                                     126,857        146,323
           Deferred tax asset                                              160,685        151,461
                                                                       -----------    -----------
                  TOTAL CURRENT ASSETS                                     744,271        524,943

PROPERTY AND EQUIPMENT, NET                                                 67,871         77,501

OTHER ASSETS

           Certificates of deposit plus accrued interest, restricted             0         17,114
           Deposits                                                          7,740          9,335
                                                                       -----------    -----------
                  TOTAL OTHER ASSETS                                         7,740         26,449

TOTAL ASSETS                                                           $   819,882    $   628,893
                                                                       ===========    ===========


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
           Current portion of capital lease obligations                $      --      $     2,360
           Accounts payable                                                 94,005        100,499
           Accrued expenses                                                 70,468         72,760
                                                                       -----------    -----------
                  TOTAL CURRENT LIABILITIES                                164,473        175,619

LONG-TERM LIABILITIES
           Note payable to related party                               $      --           90,000
           Deferred tax liability                                            9,538         11,275
                                                                       -----------    -----------
                  TOTAL LONG-TERM LIABILITIES                                9,538        101,275

STOCKHOLDERS' EQUITY
           Preferred stock, 496,000,000 shares
                  authorized; none issued
           Series A Cumulative Convertible Preferred stock,
                  no par value; 4,000,000 shares authorized;
                  214,900 shares issued and outstanding                    170,750        170,750
           Common stock, no par value, 80,000,000 shares
                  authorized; 8,039,588 shares issued and
                  outstanding                                            4,400,877      4,400,876
           Paid-in capital                                                   6,000          6,000
           Accumulated deficit                                          (3,931,756)    (4,225,627)
                                                                       -----------    -----------
                  TOTAL STOCKHOLDERS' EQUITY                               645,871        351,999
                                                                       -----------    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $   819,882    $   628,893
                                                                       ===========    ===========


The accompanying notes are an integral part of these financial statements


PROCYON CORPORATION & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Three Months Ended March 31, 2006 and 2005
Nine Months Ended March 31, 2006 and 2005


                                                             Three Months       Three Months       Nine Months        Nine Months
                                                             Ended              Ended              Ended              Ended
                                                             March 31, 2006     March 31, 2005     March 31, 2006     March 31, 2005
                                                             --------------     --------------     --------------     --------------
                                                             (unaudited)        (unaudited)        (unaudited)        (unaudited)

NET SALES                                                     $   622,596        $   555,712        $ 1,699,941        $ 1,649,231

COST OF SALES                                                     133,330            139,300            385,855            391,859
                                                              -----------        -----------        -----------        -----------

GROSS PROFIT                                                      489,266            416,412          1,314,086          1,257,372

OPERATING EXPENSES
           Salaries and Benefits                                  180,421            176,021            494,635            519,887
           Selling, General and Administrative                    196,047            199,635            534,918            527,897
                                                              -----------        -----------        -----------        -----------
                                                                  376,468            375,656          1,029,553          1,047,784

INCOME FROM OPERATIONS                                            112,798             40,756            284,533            209,588

OTHER INCOME (EXPENSE)
           Interest Expense                                          (327)            (3,038)            (3,283)           (10,468)
           Interest Income                                            636                 76              1,132                221
           Other Income                                               530                  0                530                431
                                                              -----------        -----------        -----------        -----------
                                                                      839             (2,962)            (1,621)            (9,816)
                                                              -----------        -----------        -----------        -----------

INCOME BEFORE INCOME TAXES                                        113,637             37,794            282,912            199,772

INCOME TAX (EXPENSE) BENEFIT                                       13,398              7,134             10,961             53,431
                                                              -----------        -----------        -----------        -----------

NET INCOME                                                        127,035             44,928            293,873            253,203

Dividend requirements on preferred stock                           (5,373)            (3,973)           (16,118)           (15,329)
                                                              -----------        -----------        -----------        -----------

Basic net income available to common shares                   $   121,662        $    40,955        $   277,755        $   237,874
                                                              ===========        ===========        ===========        ===========

Basic net income per common share                             $      0.02        $      0.01        $      0.03        $      0.03

Weighted average number of common
           shares outstanding                                   8,039,588          8,045,412          8,045,041          8,045,396
                                                              ===========        ===========        ===========        ===========

Diluted net income per common share                           $      0.01        $      0.00        $      0.03        $      0.03

Weighted average number of common shares
           outstanding diluted                                  8,361,964          8,400,991          8,367,417          8,400,991
                                                              ===========        ===========        ===========        ===========


The accompanying notes are an integral part of these financial statements


PROCYON CORPORATION & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine Months Ended March 31, 2006 and 2005

                                                                   Nine Months  Nine Months
                                                                   Ended        Ended
                                                                   March 31,    March 31,
                                                                   2006         2005
                                                                   ---------    ---------
                                                                  (unaudited)  (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES

Net Income                                                         $ 293,873    $ 253,203
Adjustments to reconcile net income to net cash
    provided by operating activities:
            Depreciation                                              18,681       20,476
            Allowance for doubtful accounts                                0       (6,500)
            Deferred Income Taxes                                    (10,961)     (53,431)
            Decrease (increase) in:
                      Accounts Receivable                            (20,081)      (2,898)
                      Inventories                                     19,466      (46,046)
                      Prepaid Expenses                               (25,324)      (5,095)
                      Other assets                                    18,709       (2,205)

            Increase (decrease) in:
                      Accounts Payable                                (6,494)       3,300
                      Accrued Expenses                                (2,292)      (1,687)
                                                                   ---------    ---------

Cash Provided by Operating Activities                                285,577      159,117

CASH FLOWS FROM INVESTING ACTIVITIES

            Purchase of property & equipment                          (9,052)      (8,355)
                                                                   ---------    ---------

Cash Used in Investing Activities                                     (9,052)      (8,355)

CASH FLOWS FROM FINANCING ACTIVITIES

            Proceeds from Long Term Note Payable - related party           0       20,000
            Payments on Long Term Note Payable - related party       (90,000)    (111,506)
            Payments on Capital Lease Obligations                     (2,360)      (7,224)
            Payments on Long Term Note Payable                             0      (10,756)
                                                                   ---------    ---------

Cash used in Financing Activities                                    (92,360)    (109,486)

Net Increase in Cash                                                 184,165       41,276

Cash, beginning of period                                             26,580       14,608
                                                                   ---------    ---------

Cash, end of period                                                $ 210,745    $  55,884
                                                                   =========    =========


SUPPLEMENTAL DISCLOSURES

Interest Paid                                                      $   3,283    $  10,468
Taxes Paid                                                         $    --      $    --

NONCASH TRANSACTION DISCLOSURE

Preferred Shares converted to Common Shares                        $    --      $   2,200



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

STOCK-BASED COMPENSATION

     In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123(R) ("SFAS 123R"), "Share-Based Payment," which is a revision of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." SFAS 123R is effective for small business publicly traded companies, for interim or annual periods beginning after December 15, 2005. It supersedes Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and amends Statement of Financial Accounting Standards No. 95, "Statement of Cash Flows." SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations based upon their fair values and rescinds the acceptance of pro forma disclosure. SFAS 123R permits two methods of adoption, a "modified prospective" method and a "modified retrospective" method. Under the modified prospective method, stock-based compensation cost is recognized, beginning with the effective date, based on the requirements of SFAS 123R for all share-based payments granted after the effective date and for all awards granted prior to the effective date that remain unvested on the effective date. The modified retrospective method includes the requirements of the modified prospective method and also permits restatement of prior periods based on amounts previously reported in pro forma disclosures pursuant to SFAS 123 for either all periods presented or for only prior interim periods of the year of adoption. We adopted the modified prospective method prescribed in SFAS 123R, effective January 1, 2006.

     On December 31, 2005, there were outstanding options to purchase 300,000 shares of our common stock at exercise prices ranging from $0.16 to $0.21 per share and expiration dates between December 2009 and November 2010. These options were vested at the time of grant. During the quarter ended March 31, 2006, no options were granted. Therefore, the adoption of SFAS 123R does not have an impact on the statement of operations for period ending March 31, 2006.

     Previously, we accounted for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations and elected to apply the disclosure-only provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." Under the intrinsic value method, compensation expense for stock options was recognized over the vesting period of the grant based on the excess, if any, of the market price of our common stock at the date of grant over the stock option exercise price. As governed by the Plan, stock options were generally granted at or near fair market value on the date of grant.

     If we had previously accounted for stock-based compensation in interim periods using the fair value method rather than the intrinsic value method, the pro forma amounts of our net income and income per common share would have been reported as follows:

                                               3 months   9 months
                                                ending     ending
                                                 2005       2005
                                               --------   --------

     Net income applicable to common stock:
       As reported                             $ 40,955   $237,874
       Pro forma adjustment for compensation       --         --
                                               --------   --------
       Pro forma                               $ 40,955   $237,874
                                               ========   ========
     Income per common share:
       Basic - as reported                     $    .01   $    .03
       Basic - pro forma                       $    .01   $    .03
       Diluted - as reported                   $    .00   $    .03
       Diluted - pro forma                     $    .00   $    .03

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


NOTE B - INVENTORIES

     Inventories consisted of the following:

                                       March 31,  June 30,
                                         2006       2005
                                       --------   --------
                      Finished Goods   $ 46,459   $ 79,358
                      Raw Materials    $ 80,398   $ 66,965
                                       --------   --------
                                       $126,857   $146,323
                                       ========   ========

NOTE C - STOCKHOLDERS' EQUITY

     During January 1995, the Company's Board of Directors authorized the issuance of up to 4,000,000 shares of Series A Cumulative Convertible Preferred Stock ("Series A Preferred Stock"). The preferred stockholders are entitled to receive, as and if declared by the board of directors, quarterly dividends at an annual rate of $.10 per share of Series A Preferred Stock per annum. Dividends will accrue without interest and will be cumulative from the date of issuance of the Series A Preferred Stock and will be payable quarterly in arrears in cash or publicly traded common stock when and if declared by the Board of Directors. As of March 31, 2006, no dividends have been declared. Dividends in arrears on the outstanding preferred shares total $190,489 as of March 31, 2006.

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

NOTE D - INCOME TAXES AND AVAILABLE CARRYFORWARD

     As of March 31, 2006, the Company had consolidated income tax net operating loss ("NOL") carryforward for federal income tax purposes of approximately $4,065,000. The NOL will expire in various years ending through the year 2025.

     The components of the provision for income taxes (benefits) are attributable to continuing operations as follows:

                                             March 31,   March 31,
                                               2006        2005
                                             --------    --------
              Current
                 Federal                     $   --      $   --
                 State                           --          --
                                             --------    --------
              Deferred
                 Federal                      (10,058)    (48,277)
                 State                           (903)     (5,154)
                                             --------    --------
                                              (10,961)    (53,431)
                                             --------    --------
              Income tax expense (benefit)   $(10,961)   $(53,431)
                                             ========    ========

     Deferred income taxes reflect the net tax effects of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:


                                                              Current      Non-Current
                                                            -----------    -----------
              Deferred tax assets:
                  NOL carryforward                          $   159,744    $ 1,369,767
                  Contribution carryforward                        --            3,436
                 Allowance for doubtful accounts                    941           --
                                                            -----------    -----------
                                                                160,685      1,373,203
              Deferred tax (liabilities):
                 Excess of tax over book depreciation              --           (9,538)
                                                            -----------    -----------
                                                                   --           (9,538)


              Valuation allowance for deferred tax asset           --       (1,373,203)
                                                            -----------    -----------
              Net deferred tax asset (liability)            $   160,685    $    (9,538)
                                                            ===========    ===========

     The change in the valuation allowance is as follows:

              March 31, 2006                                $ 1,373,203
              June 30 , 2005                                $ 1,492,017
                                                            -----------
              Decrease in valuation allowance               $  (118,814)
                                                            ===========

     The decrease in the valuation allowance is due to a decrease in the expected Net Operating Loss carryforward utilization. A valuation allowance of approximately $1,373,000 has been provided to reduce the asset to the net amount of tax benefit management believes it will more likely than not realize. As time passes, management will be able to better assess the amount of tax benefit the Company expects to realize from using the carryforward.


NOTE E - RECENT ACCOUNTING PRONOUNCEMENT

     In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123(R) ("SFAS 123R"), "Share-Based Payment," which is a revision of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." SFAS 123R is effective for small business publicly traded companies, for interim or annual periods beginning after December 15, 2005. It supersedes Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and amends Statement of Financial Accounting Standards No. 95, "Statement of Cash Flows." SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations based upon their fair values and rescinds the acceptance of pro forma disclosure. SFAS 123R permits two methods of adoption, a "modified prospective" method and a "modified retrospective" method. Under the modified prospective method, stock-based compensation cost is recognized, beginning with the effective date, based on the requirements of SFAS 123R for all share-based payments granted after the effective date and for all awards granted prior to the effective date that remain unvested on the effective date. The modified retrospective method includes the requirements of the modified prospective method and also permits restatement of prior periods based on amounts previously reported in pro forma disclosures pursuant to SFAS 123 for either all periods presented or for only prior interim periods of the year of adoption. We adopted the modified prospective method prescribed in SFAS 123R, effective January 1, 2006.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

     The following discussion and analysis should be read in conjunction with the unaudited Condensed Financial Statements and Notes thereto appearing elsewhere in this report.

     "Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995

     This Report on Form 10-QSB, including Management's Discussion and Analysis of Financial Condition and Results of Operation, contains forward-looking statements. When used in this report, the words "may," "will," "expect," "anticipate," "continue," "estimate," "project," "intend," "hope," "believe" and similar expressions, variations of these words or the negative of those words, and, any statement regarding possible or assumed future results of operations of the Company's business, the markets for its products, anticipated expenditures, regulatory developments or competition, or other statements regarding matters that are not historical facts, are intended to identify forward-looking statements within the meaning of
     Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 regarding events, conditions and financial trends including, without limitation, business conditions in the skin and wound care market, diabetic market and the general economy, competitive factors, changes in product mix, production delays, manufacturing capabilities, and other risks or uncertainties detailed in other of the Company's Securities and Exchange Commission filings. Such statements are based on management's current expectations and are subject to risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, the Company's actual plan of operations, business strategy, operating results and financial position could differ materially from those expressed in, or implied by, such forward-looking statements.

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

Stock Based Compensation

     In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123(R) ("SFAS 123R"), "Share-Based Payment," which is a revision of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." SFAS 123R is effective for small business publicly traded companies, for interim or annual periods beginning after December 15, 2005. It supersedes Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and amends Statement of Financial Accounting Standards No. 95, "Statement of Cash Flows." SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations based upon their fair values and rescinds the acceptance of pro forma disclosure. SFAS 123R permits two methods of adoption, a "modified prospective" method and a "modified retrospective" method. Under the modified prospective method, stock-based compensation cost is recognized, beginning with the effective date, based on the requirements of SFAS 123R for all share-based payments granted after the effective date and for all awards granted prior to the effective date that remain unvested on the effective date. The modified retrospective method includes the requirements of the modified prospective method and also permits restatement of prior periods based on amounts previously reported in pro forma disclosures pursuant to SFAS 123 for either all periods presented or for only prior interim periods of the year of adoption. We adopted the modified prospective method prescribed in SFAS 123R, effective January 1, 2006.

Financial Condition

     As of March 31, 2006, the Company's principal sources of liquid assets included cash of $210,745, inventories of $126,857, and net accounts receivable of $166,054. The Company had net working capital of $579,797, and long-term debt of $9,538 at March 31, 2006.

     During the nine months ended March 31, 2006, cash increased from $26,580 as of June 30, 2005 to $210,745. Operating activities provided cash of $285,577 during the period, consisting primarily of net income of $293,873. Cash used in financing activities was $92,360 as compared to cash used by financing activities of $109,486 for the corresponding period in 2005.

     The Company recorded deferred tax assets of $160,685, and deferred tax liability of $9,538, at March 31, 2006. A valuation allowance of approximately $1,373,000 has been recorded to reduce the asset to the net amount of expected tax benefit management believes it will more likely than not realize. As time passes, management will be able to better assess the amount of tax benefit the Company expects to realize.

Results of Operations

     Comparison of the three months and nine months ended March 31, 2006 and 2005.

     Net sales during the quarter ended March 31, 2006 were $622,596, as compared to $555,712 in the quarter ended March 31, 2005, an increase of $66,884, or 12%. The increase in sales was mainly attributable to increased sales to distributors. Sales from the Sirius subsidiary have leveled off, as management continues to find ways to reach its intended market. We continue to believe there is great potential for Sirius as the number of diagnosed diabetics increases each day. Net sales for the nine months ended March 31, 2006 were $1,699,941 as compared to $1,649,231 in the nine months ended March 31, 2005, an increase of $50,710, or 3%.

     Gross profit during the quarter ended March 31, 2006 was $489,266, as compared to $416,412 during the quarter ended March 31, 2005, an increase of 72,854, or 17%. Gross profit during the nine months ended March 31, 2006 was $1,314,086, as compared to $1,257,372 during the nine months ended March 31, 2005, an increase of $56,714 or 5%. As a percentage of net sales, gross profit was 79% in the quarter ended March 31, 2006 and 75% in the corresponding quarter in 2005. As a percentage of net sales, gross profit was 77% in the nine months ending March 31, 2006 and 76% in the corresponding nine months in 2005.

     Operating expenses during the quarter ended March 31, 2006, were $376,468, consisting of $180,421 in salaries and benefits, and $196,047 in selling, general and administrative expenses. This compares to operating expenses during the quarter ended March 31, 2005 of $375,656, consisting of $176,021 in salaries and benefits, and $199,635 in selling, general and administrative expenses. Expenses for the quarter ended March 31, 2006 increased compared to the corresponding quarter in 2005 by less than 1%. Salaries increased slightly based on performance based compensation. Selling, general and administrative cost decreased slightly for the quarter ended March 31, 2006 compared to the quarter ended March 31, 2005. Operating expenses during the nine months ended March 31, 2006, were $1,029,553, consisting of $494,635 in salaries and benefits, and $534,918 in selling, general and administrative expenses. This compares to operating expenses during the nine months ended March 31, 2005 of $1,047,784, consisting of $519,887 in salaries and benefits, and $527,897 in selling, general and administrative expenses. Expenses for the nine months ended March 31, 2006 decreased compared to the corresponding nine months in 2005 by 2%, mainly attributable to the decrease in compensation of the CEO position while it was vacant.

     Operating profit increased by $72,042 (176%) to $112,798 for the quarter ended March 31, 2006, from $40,756 in the comparable quarter of the prior year. Operating profit increased by $74,945 (36%) to $284,533 for the nine months ended March 31, 2005, from $209,588 in the comparable nine months of the prior year. Net Profit (before dividend requirements for Preferred Shares) was $127,035 during the quarter ended March 31, 2006, as compared to $44,928 during the quarter ended March 31, 2005. Net Profit (before dividend requirements for Preferred Shares) was $293,873 during the nine months ended March 31, 2005, as compared to $253,203 during the nine months ended March 31, 2005. The increase in profit comes largely from an increase in gross profits while keeping cost steady. We have improved our cash position. Amerx continues efforts to increase market share for its products. Sirius continues efforts to penetrate the aging diabetic market. We also believe that sales will continue to increase if the Company finds new markets for both its products and services.

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

(b) Changes in Internal Controls Over Financial Reporting

     During the third fiscal quarter of 2006, the Company did not institute any significant changes in its internal control over financial reporting that materially affected or is reasonably likely to materially affect, the Company's internal control over financial reporting.


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


                                             PROCYON CORPORATION



May 15, 2006                                 By: /s/ REGINA W. ANDERSON
------------                                 --------------------------
Date                                         Regina W. Anderson, Chief Executive
                                             Officer