Form 10KSB
period 2006-06-30
PROCYON CORP
filed 2006-09-29
CIK 812306

FORM 10-KSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended June 30, 2006
                         Commission file number 0-17449

                               PROCYON CORPORATION
                               -------------------
                 (Name of small business issuer in its charter)

                  Colorado                            59-3280822
                  --------                            ----------
         (State of incorporation)               (I.R.S. Employer ID No.)

              1300 South Highland Avenue, Clearwater, Florida 33756
               (Address of principal executive offices)(Zip Code)
               --------------------------------------------------

         Issuer's telephone number, including area code: (727) 447-2998

    Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to section 12(g) of the Act: Common Stock

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [ ]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes
[X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
 Yes[ ] No [X]

Revenues for the fiscal year ended June 30, 2006: $2,313,345.

The aggregate market value of the 3,726,188 shares of Common Stock held by non-affiliates was $1,490,475 on September 26, 2006 based on the average bid and asked price of $.40 on such date. As of September 26, 2006, there were 8,049,588 shares of the issuers Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:
The information required by Part III of this annual report is incorporated by reference from the registrant's definitive proxy statement to be filed with the Commission on or before October 28, 2006. If such proxy statement is not filed by such date, the information required by Part III of this annual report will be filed with the Commission as an amendment to this Form 10-KSB under cover of Form 10-KSB/A, not later than October 28, 2006.

Transitional Small Business Disclosure Format: Yes [ ] No [X]

                                      INDEX


Title                                                                     Page


ITEM 1.  DESCRIPTION OF BUSINESS                                            3

ITEM 2.  DESCRIPTION OF PROPERTY                                            8

ITEM 3.  LEGAL PROCEEDINGS                                                  8

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                8

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS           8

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION         11

ITEM 7.  FINANCIAL STATEMENTS                                              16

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
            ACCOUNTING AND FINANCIAL DISCLOSURE                            17

ITEM 8A. CONTROLS AND PROCEDURES                                           17

ITEM 8B. OTHER INFORMATION                                                 17

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT                18

ITEM 10. EXECUTIVE COMPENSATION                                            18

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS,
             MANAGEMENT AND RELATED STOCKHOLDER MATTERS                    19

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                    19

ITEM 13. EXHIBITS                                                          19

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES                            20

                                     PART I


ITEM 1.  DESCRIPTION OF BUSINESS

History and Organization

     Procyon Corporation (the "Company" or "Procyon"), a Colorado corporation, was incorporated on March 19, 1987 and was deemed a development stage company until May 1996 when we acquired Amerx Health Care Corp. ("Amerx"), a corporation based in Clearwater, Florida, which was wholly owned by John C. Anderson, our now deceased Chief Executive Officer. Amerx develops and markets proprietary medical products used in the treatment of pressure ulcers, dermatitis, inflammation and other skin problems. We formed Sirius Medical Supply, Inc. ("Sirius"), a Florida corporation, in 2000 to operate as a full service mail order medical supply company, selling primarily to Medicare customers. Amerx and Sirius are wholly owned subsidiaries of Procyon. Historically, Amerx's products have been sold through distributors to healthcare institutions, such as physicians, nursing homes and home health care agencies, and to retailers, including national and regional chain stores and pharmacies, while Sirius's products are sold directly to Medicare and Medicaid patients.

Products

     Amerx Health Care Corp.

     Amerx's principal products consist of AmeriGel(R) Hydrogel Wound Dressing, Amerigel(R) Hydrogel Saturated Gauze Dressing, AmeriGel(R) Preventive Care Lotion, AmeriGel(R) Preventive Barrier Lotion, and AmeriGel(R) Saline Wound Wash. The AmeriGel(R) Hydrogel Wound Dressing and Amerigel(R) Hydrogel Saturated Gauze Dressing are formulated to be used as a wound dressing to manage pressure ulcers in stages I-IV, stasis ulcers, diabetic skin ulcers, post surgical incisions, cuts, abrasions, first and second degree burns, and skin irritations. The AmeriGel(R) Preventive Care Lotion is a therapeutic skin conditioner containing emollients, which restore moisture to fragile skin, protect the skin against tears and chafing, and assist in prevention of chronic pressure ulcers. The AmeriGel(R) Barrier Lotion provides barrier protection to shield the skin from excess moisture and reduce the harmful effects to the skin of urine and feces in incontinent patients. The AmeriGel(R) Saline Wound Wash was introduced as a preserved non-sterile wound cleanser that contains saline and Oakin. The industry standard for wound cleansing has been saline, since tap water has chemicals and additives that can potentially be harmful to a chronic wound.

     Amerx did not introduce any new product to the market in the year ended June 30, 2006 ("fiscal 2006"). Amerx does, however, plan to introduce a new product to market in August of 2006, the AmeriGel(R) Post-Op Surgical Kit. The Amerigel Post-Op Surgical Kit is designed to provide patients with products needed for post-op surgical care.

     Amerx now holds two Medicare reimbursement codes covering both of our wound care products. The first reimbursement code is for the Amerigel(R) Hydrogel Wound Dressing, reimbursed at 3 ounces per month. The second reimbursement code is for the Amerigel(R) Hydrogel Saturated Gauze Dressing, and is reimbursed on a per pad or per use basis. Amerx believes that these reimbursement codes are beneficial to its business, providing the ability for customers to charge Medicare for the use of the product. Reimbursement codes have aided sales to the professional market, and we believe will be beneficial in creating sales in new market segments.

     We did not spend any funds towards research and development efforts over the past 3 fiscal years, but believe this will change in fiscal 2007, as more studies are anticipated to develop new markets.

     Each Amerx product is based on proprietary formulations, which we protect as trade secret information. Each product is also registered with the Food and Drug Administration and receives a National Drug Code.

     Amerx's increase in sales was primarily due to increased market share and improved sales across the full AmenGel(R) product line. The AmenGel(R) product line continues to gain acceptance within the medical community.

Sirius Medical Supply

     Sirius's products consist primarily of diabetic supplies, glucose monitors, heating pads, lancets, test strips, syringes and wound care products. Sirius expects to continue to develop successful products for sale in the Medicare arena to different specialties. The addition of these specialty customers would help Sirius to reach its goal of becoming a full service mail order medical supply company. Sirius continues to sustain its customer base with advertisements and referrals and continually tests new methods for reaching new customers. Sirius has a website (www.siriusmedical.com) to serve new and existing customers. Sirius did not spend any funds on research and development over the past three fiscal years.

Market for Products

     The institutional market for Amerx's skin and wound care treatment products is primarily comprised of hospitals, nursing homes, home health care agencies and other health care institutions. We believe that AmeriGel(R)products represent an inexpensive, yet effective, treatment and prevention program for chronic pressure ulcers and other skin problems, which are treated in health care institutions. To date we have not realized the market penetration we had hoped for in the institutional market. However, we will continue to explore various strategies to pursue this market. We believe a market exists for the Amerx formulations in dermatological applications.

     The retail market for Amerx's skin care and wound care products is comprised mainly of national and regional chain stores as well as independent retail pharmacies that sell such products to individuals. We believe that Amerx made progress in this market in fiscal 2006, through increased sales to national distributors, including sales of multiple products in our Amerx line.

     The market for Sirius's products is primarily comprised of diabetic patients who receive benefits from Medicare or Medicaid, or from their insurance companies. Sirius attracts these customers through advertising, direct marketing and referrals.

Distribution and Sales

     Amerx's traditional method of distribution has been through retail and institutional distributors. We expect to continue increasing our distributor base, particularly with distributors capable of introducing Amerx's products in new geographical areas and to new retail chains. Distributors typically purchase products from Amerx on standard credit terms. Amerx supports its distributors through product literature, advertising and limited participation at industry trade shows. All existing distributors sell Amerx products on a non-exclusive basis.

     Sirius's channel of distribution is direct to consumers by mail order. We have attracted and retained customers through our marketing efforts which include trade shows and physician education. Sirius developed a website in 2006, complete with online shopping cart to help develop other channels of product sales. The Company believes it has substantial potential for increased sales as the diabetic market contains over 20.8 million diabetics in the United States, and is growing, according to the American Diabetes Association.

     We periodically receive inquiries about foreign market distribution. These inquiries have been generated by our advertising, market presence and web sites (www.amerxhc.com and www.amerigel.com). We intend to respond to and pursue all such inquiries.

     In fiscal 2006, Amerx generated gross revenues of apporximately $1,972,000 and Sirius, $341,000, which constituted 85% and 15%, respectively, of our total gross revenues.

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

Manufacturing

     During fiscal 2006, manufacturing of all of Amerx's products was completed by a small family owned manufacturing facility. This company also performed research and development in the past, and we expect that it will perform research and development activities for Amerx in the future, when needed. Amerx does not have a written contract with this manufacturer and there are no minimum purchase requirements. We believe there are other companies that could manufacture Amerx's products according to its specifications, if necessary. The Company's manufacturing and packaging activities are performed at a production facility owned and operated by a non-affiliated pharmaceutical manufacturer. At the present time, the manufacturer is the sole source of our wound care products. The sudden loss or failure of this manufacturer could significantly impair Amerx's ability to fulfill customer orders on a short-term basis and therefore, could materially and adversely affect the Company's operations. However, we have maintained a long-term relationship with this manufacturer and do not expect a discontinuance of its wound care products from the manufacturer in the near term.

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

     A single manufacturer furnishes one proprietary ingredient contained in all of Amerx's products. Amerx does not have a written contract with this supplier and management believes that, if necessary, an alternative supplier could be secured within a reasonable period of time. The manufacturer generally provides other raw materials and ingredients and we believe there are numerous other sources for these materials and ingredients. However, there can be no assurance that Amerx would be able to timely secure an alternative supplier and the failure to replace this supplier in a timely manner could materially harm Amerx's operations. We believe that we have a good working relationship with this supplier and do not anticipate any disruption of supplies.

     Sirius purchases its products from several different medical companies either on a direct basis, or through medical distributors. Sirius carries most major brands of diabetic testing products as well as some off brand products. We believe that if Sirius lost one or more of its suppliers, this would not have an adverse material impact on Sirius's business, as there are other suitable suppliers, as well as an assortment of products that achieve similar results.

Proprietary Rights

     In January 1999, the United States Patent and Trademark Office registered the Company's AmeriGel(R)trademark. Amerx has made a trademark application for the principal proprietary ingredient used in all of its currently available products. Amerx relies on a combination of trademark and trade secret protection and confidentiality agreements to establish and protect its proprietary rights.

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

     Certain of Amerx's wound and skin care products are registered with the FDA as "devices" pursuant to the regulations under Section 510(k) of the FFDC Act. A device is a product used for a particular medical purpose, such as to cover a wound, with respect to which no pharmacological claim can be made. A device which is "substantially equivalent" to another device existing in the market prior to May 1976 can be registered with the FDA under Section 510(k) and marketed without further testing. Amerx currently markets two products which qualify as a medical devices, the Amerigel(R)Hydrogel Wound Dressing, and the Amerigel(R)Hydrogel Saturated Gauze Dressing.

     Sirius's advertising and sales practices are subject to regulation by the FTC, Medicare, and state Medicaid agencies. FDA approvals for its products are obtained by the respective manufacturer. Medicare and Medicaid regulate advertising, sales pricing, and the guidelines under which Sirius operates.

     We believe that we and our subsidiaries are in compliance with all applicable laws and regulations relating to our and their operations in all material respects. We believe that compliance with the various provisions of national, state and local environmental laws and regulations has not had a material adverse effect upon the capital expenditures, earnings, financial position, liquidity or competitive position of the Company.

Employees

     As of September 1, 2006, the Company and its subsidiaries employ a total of 12 full time employees, consisting of 3 management employees, 6 sales-related employees and 3 administrative employees. Eight employees work under the Amerx subsidiary, and three employees under Sirius.


ITEM 2.  PROPERTIES

     We currently maintain our offices, and those of Amerx and Sirius, at 1300 South Highland Ave, Clearwater, Florida 33756. Our offices consist of approximately 3,800 square feet of space. We believe the facility is adequate for our current needs. The Company leased this building until July 2006, when it purchased the building, from the lessor for $550,000. In addition, at the same time, we closed on a loan provided by Bank of America, N.A. in the amount of $508,000, evidenced by a promissory note. Further, the purchase and loan were secured by a Mortgage, also dated July 21, 2006, between the Company and Bank of America. Our Chief Executive Officer personally guaranteed the loan.


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

Fiscal 2005                                       HIGH               LOW
First Quarter                                   $   .30           $   .15
Second Quarter                                  $   .51           $   .15
Third Quarter                                   $   .85           $   .43
Fourth Quarter                                  $   .50           $   .16

Fiscal 2006
First Quarter                                   $   .42           $   .21
Second Quarter                                  $   .55           $   .25
Third Quarter                                   $   .35           $   .25
Fourth Quarter                                  $   .55           $   .23


     As of September 25, 2006, there were approximately 158 record holders of the Company's Common Stock. On September 20, 2006, the closing bid price of the Company's common stock was $.40 and the closing ask price was $.40. On September 26, 2006, the last date on which a sale occurred, the last reported sale price was $.32.

     Holders of Common Stock are entitled to receive such dividends if declared by the Company's Board of Directors. The Company has declared no dividends on the Common Stock.

     Holders of the Series A Cumulative Convertible Preferred Stock (the "Preferred Stock") are entitled to receive, if declared by the Board of Directors, quarterly dividends at an annual rate of $.10 per share. Dividends accrue without interest, from the date of issuance, and are payable in arrears in cash or common stock, when and if declared by the Board of Directors. No dividends had been declared or paid at June 30,2006, and dividends, if ever declared, in arrears at such date total $186,861.

     Holders of the Preferred Stock have the right to convert their shares of Preferred Stock into an equal number of shares of Common Stock of the Company. In addition, every holder of Preferred Stock is entitled to that number of votes equal to the number of shares of Common Stock into which the holder's Preferred Stock is convertible. Such preferred shares will automatically convert into one share of Common Stock at the close of a public offering of Common Stock by the Company provided the Company receives gross proceeds of at least $1,000,000, and the initial offering price of the Common Stock sold in such offering is equal to or in excess of $1 per share. During fiscal 2006, holders of 10,000 shares of Preferred Stock voluntarily converted their Preferred shares into 10,000 shares of Common Stock.

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

Equity Compensation Plan Information

     The following table contains information regarding Procyon's equity compensation plan as of June 30, 2006. The only equity compensation plan maintained by Procyon is the company's Omnibus Stock Option plan (the "Option Plan"). The Option Plan was approved by the shareholders of Procyon in 1998.


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
                                 ( a )                               ( b )                     ( c )

Equity compensation
plans approved by                300,000                             $0.20                    603,500
security holders

Equity compensation
plans not approved by                  0                                 0                          0
security holders

Total                            300,000                             $0.20                    603,500


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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

     This Report on Form 10-KSB, including Management's Discussion and Analysis or Plan of Operation, contains forward-looking statements. When used in this report, the words "may", "will", "expect", "anticipate", "continue", "estimate", "project", "intend", "hope", "believe" and similar expressions, variations of these words or the negative of those words, and, any statement regarding possible or assumed future results of operations of the Company's and its subsidiaries' business, the markets for its products, anticipated expenditures, regulatory developments or competition, or other statements regarding matters that are not historical facts, are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934 regarding events, conditions and financial trends including, without limitation, business conditions in the skin and wound care market and the general economy, competitive factors, changes in product mix, production delays, manufacturing capabilities, and other risks or uncertainties detailed in other of the Company's Securities and Exchange Commission filings. Such statements are based on management's current expectations and are subject to risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, the Company's actual plan of operations, business strategy, operating results and financial position could differ materially from those expressed in, or implied by, such forward-looking statements.

     Our business in general is subject to certain risks including but not limited to the following:

     - we may not be able to produce or obtain, or may have to obtain at excessive prices, the raw materials and finished goods we need;
     - we may not be able to use any tax loss carryforwards before they expire;
     - the vendors on whom we rely for manufacturing certain products may go out of business, fail to meet demand or provide shipments on an untimely basis;
     - competitive pressures may require us to lower our prices on certain products, thereby adversely affecting operational results;
     - we may not be able to obtain, or obtain at uneconomic expense and protracted time, the regulatory approval of new products;
     - consumers or distributors may not favorably receive our new or existing products; we may not be able to obtain adequate financing to fund our operations or expansion;
     - a relatively small group of products may represent a significant portion of our net revenues or net earnings from time to time; if the volume or pricing of any of these products declines, it could have a material adverse effect on our business, financial position and results of operations;

     - we could experience significantly reduced revenues and profits if Medicare or other government programs change, delay or deny reimbursement claims;
     - the loss of senior management or other key personnel, or our inability to attract and retain additional senior management or other key personnel, could adversely affect our ability to execute our business plan;
     - we could fail to comply with regulations applicable to our products, which could materially and adversely affect our business, financial position and results of operations; and
     - legislative or regulatory programs that may influence prices of prescription drugs could have a material adverse effect on our business.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which require us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosures. A summary of those significant accounting policies can be found in the Notes to the Consolidated Financial Statements included in this annual report. The estimates used by management are based upon our historical experiences combined with management's understanding of current facts and circumstances. Certain of our accounting policies are considered critical as they are both important to the portrayal of our financial condition and the results of its operations and require significant or complex judgments on the part of management. We believe that the following represent the critical accounting policies of the Company.

Accounts receivable allowance

     Accounts receivable allowance reflects a reserve that reduces our customer accounts and receivable to the net amount estimated to be collectible. The valuation of accounts receivable is based upon the credit-worthiness of customers and third-party payers as well as historical collection experience. Estimating the credit worthiness of customers and the recoverability of customer accounts requires us to exercise considerable judgment. Allowances for doubtful accounts are recorded as a selling, general and administrative expense for estimated amounts expected to be uncollectible from third-party payers and customers. We base our estimates on our historical collection experience, current trends, credit policy and on the analysis of accounts by aging category.

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

     Medicare reimbursements are based upon government-established reimbursement prices. The reimbursements that Medicare pays us is subject to review by government regulators. Medicare reimburses at 80% of the government-determined reimbursement prices and we bill the remaining balance to either third-party payers, such as insurance companies, or directly to the customers.

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

General

     Our continuing operations and revenues consist of the operations of and revenues generated by Amerx and Sirius, our two wholly owned subsidiaries. Amerx's wound care and skin care products, marketed under the trademark AmeriGel(R), are formulated to enhance the quality of skin and wound care and to lower the treatment cost for those who suffer from various skin conditions and wounds. Sirius markets and distributes diabetic supplies via mail order primarily to Medicare patients.

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

     Amerx reaches the retail consumer primarily through distributors, but in some cases, through sales to retail store chains. Amerx's skin care products are distributed to institutions and to retail stores through McKesson Drug, AmeriSource/Bergen Brunswig, Cardinal Health, Bindley Western Drug and a number of smaller local and regional distributors. In fiscal 2006, Amerx increased its distribution channels by providing products to national distributor Henry Schien.

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

     Sirius intends to aggressively attempt to add to its current customer base through the use of advertising, direct physician contact, referrals and possible acquisition of similar business entities. We believe that product lines will increase as customer needs dictate and economics allow.

Results of Operations

     Comparison of Fiscal 2006 and 2005.

     Net sales during fiscal 2006 were approximately $2,313,000 as compared to approximately $2,198,000 in fiscal 2005, an increase of approximately $115,000, or 5%. We believe that this increase is primarily attributable to our continuing marketing efforts and growth of our customer base. Sales growth in Sirius slowed to a 0.2% reduction in sales, while Amerx increased sales by 6%, respectively, over the previous year. Amerx is encouraged by the sales increase since its emphasis shifted to the physician market. Amerx hopes to capture more of the physician market in fiscal 2007, as well as penetrate new markets, such as government contracts and dermatology. Sirius's customer base is expanding with marketing efforts, and the Company continues such expansion with marketing efforts as well as product line expansion.

     Cost of sales decreased to approximately $520,000 in fiscal 2006 as compared to approximately $532,000 in fiscal 2005, or approximately 2%. Cost of sales in fiscal 2006, as a percentage of net sales, decreased by approximately 2% over the previous year. Sirius has realized the benefit of some volume discounts in fiscal 2005 and 2006, and hopes to lower its costs by continuing that trend in 2007. Amerx's costs have remained relatively consistent over the past year with only a slight decrease in some of its packaging cost.

     Gross profit increased to approximately $1,793,000 during fiscal 2006 as compared to approximately$1,667,000 during fiscal 2005, an increase of about $126,000, or 8%. As a percentage of net sales, gross profit was 78% in fiscal 2006, as compared to 76% in fiscal 2005.

     Operating expenses during fiscal 2006 were approximately $1,435,000, consisting of approximately$681,000 in salaries and benefits and $754,000 in selling, general and administrative expenses. This represents an increase in expenses of approximately $19,000 in fiscal 2006 as compared to expenses in fiscal 2005. Operating expenses in fiscal 2005 consisted of $695,000 in salaries and benefits and $722,000 in selling, general and administrative expenses. During fiscal 2006, the substantial decrease in salaries and benefits was caused primarily by missing two months of compensation for the position of C.E.O., vacated by the passing of the former C.E.O., John C Anderson. Selling, general and administrative expenses was increased across numerous areas in general. As a percentage of net sales, operating expenses during fiscal 2006 decreased to 62%, as compared to 64% during fiscal 2005, as net sales increased $115,000 for the year on an $19,000 increase in expenses.

     Profit from operations increased to approximately $358,000 in 2006, as compared to approximately $250,000 in fiscal 2005. Net Profit (after dividend requirements for Preferred Shares) was approximately $321,000 during fiscal 2006, compared to a net profit of approximately $302,000 during fiscal 2005. The Company also recorded approximately $16,000 of income tax expense in arriving at net income available to common shares.

     As of June 30, 2006, the Company had deferred tax asset of $133,245, consisting primarily of the tax benefit of net operating loss carryforward, and $9,063 of deferred tax liability, consisting primarily of the difference between book and tax basis of fixed assets. The valuation allowance decreased by $118,968. The decrease in the valuation allowance is due to an increase in expected utilization of net operating loss carry-forwards. A valuation allowance of approximately $1,373,000 has been provided to reduce the asset to the net amount of tax benefit management believes it will more likely than not realize. As time passes, management will be able to better assess the amount of tax benefit it will realize from using the carry forwards.

Liquidity and Capital Resources

     Historically, we have financed our operations through a combination of revenues from operations, shareholder loans, and the public sales of equity. As of June 30, 2006, our principal sources of liquidity included inventories of approximately $151,000, net accounts receivable of approximately $146,000, and cash of approximately $288,000. We had working capital of approximately $632,000 at June 30, 2006.

     Operating activities provided cash of approximately $363,000 during fiscal 2006 and approximately $212,000 during fiscal 2005, consisting primarily of net profit of approximately $342,000 in fiscal 2006 and $315,000 in 2005. Cash used in investing activities during fiscal 2006 and 2005 was approximately $9,000 and $10,000, respectively. Cash used by financing activities during fiscal 2006 was approximately $92,000, and $190,000 during fiscal 2005.

     During fiscal 2006, holders of 10,000 shares of Preferred Stock converted their shares to Common Stock.

Off-Balance Sheet Arrangements

     During fiscal years 2006 and 2005, we did not have any relationships or arrangements with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes

Commitments of Capital Expenditures

     At June 30, 2006 the Company had no commitments for capital expenditures.


ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Consolidated financial statements as of June 30, 2006, and 2005 were audited by Ferlita, Walsh & Gonzalez P.A., the Company's independent auditors, as indicated in their report included appearing at page F-1.

                          INDEX TO FINANCIAL STATEMENTS


                                                                         Page
                                                                         ----

Report of Independent Registered Public Accounting Firm                  F-1

Consolidated Balance Sheet June 30, 2006                                 F-2

Consolidated Statements of Operations For the Years
    Ended June 30, 2006 and 2005                                         F-3

Consolidated Statements of Stockholders' Equity For
    the Years Ended June 30, 2006 and 2005                               F-4

Consolidated Statements of Cash Flows For the Years
    Ended June 30, 2006 and 2005                                         F-5

Notes to Consolidated Financial Statements                               F-6


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

     During the last quarter of fiscal 2006, the Company did not institute any significant changes in its internal control over financial reporting that materially affected or is reasonably likely to materially affect, the Company's internal control over financial reporting.


ITEM 8B.  OTHER INFORMATION.

     On August 27, 2005, John C. Anderson, the Company's President, Chief Executive Officer, Chairman of the Board and Director, passed away after a battle with cancer.

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

Regina W. Anderson

     Regina Anderson comes to Procyon Corporation with 24 years experience in the medical field and18 years of management experience. She worked at HealthSouth Rehabilitation Hospital for the past ten years as Outpatient Director, in charge of the main outpatient center plus four satellite offices. As Outpatient Director, she was responsible for budgets involving over thirty thousand outpatient visits per year; marketing of multiple outpatient specialty programs; and staffing with thirty employees reporting directly to her. Prior to her work at HealthSouth, she worked as the lead clinician at Clearwater Rehabilitation Center. Regina was Vice-President of Operations at Stuffit Direct Marketing Company from 1980 through 1989. She was in charge of franchise sales and training; coupon processing/production as well as coordination among thirteen franchise offices. Regina was co-owner and President of Foxy's T-Shirt Shops and Le Shirt Company from 1978-1980. Foxy's had five locations. She worked also as a Speech Language Pathologist with Morton Plant Hospital from 1970 through 1976. Regina received her Masters Degree from Kansas State University in 1970.


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


ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information required by this Item is incorporated by reference to the information contained in the "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" sections of the Company's Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the end of fiscal year ended June 30, 2006.


ITEM 10.  EXECUTIVE COMPENSATION.

     The information required by this Item is incorporated by reference to the information contained in the "Executive Compensation" section of the Company's Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the end of fiscal year ended June 30, 2006.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

     The information required by this Item is incorporated by reference to the information contained in the "Security Ownership of Certain Beneficial Owners and Management" section and the "Equity Compensation Plan" table of the Company's Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the end of fiscal year ended June 30, 2006.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required by this Item is incorporated by reference to the information contained in the "Certain Relationships And Related Transactions" section of the Company's Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the end of fiscal year ended June 30, 2006.


ITEM 13. EXHIBITS.

(a)      Exhibits

     1. The financial statements filed herewith are listed in the Index to Financial Statements included in Item 7.

         Exhibit No.       Document
         -----------       --------

         * 3.1             Articles of Incorporation
         + 3.1.1           Articles of Amendment to Articles of Incorporation
         * 3.2             Bylaws
         + 4.1             Designation of Series A Preferred Stock
         # 10.1            1998 Omnibus Stock Option Plan
         - 10.1            Office Lease dated September 23, 2003
         / 10.2            Promissory Note dated July 21, 2006
         / 10.3            Mortgage dated July 21, 2006
         + 10.4            Loan and Security  Agreement,  dated as of
                           January 1, 1995, by and between the Company and Amerx
                           Health Care Corp., including Promissory Notes issued there under.
         o 10.5            Agreement and Plan of Exchange, dated January 31,
                           1996, by and between the Company and Amerx.
         x 31.1            Certification of Regina W. Anderson pursuant to
                           Exchange Act Rule 13a-14(a)/15d-14(a)
         x 31.2            Certification of James B. Anderson pursuant to
                           Exchange Act Rule 13a-14(a)/15d-14(a)
         x 32.1            Certification Pursuant to 18 U.S.C. ss. 1350, as
                           Adopted Pursuant to Section906 of the Sarbanes-Oxley
                           Act Of 2002
         *                 Incorporated by reference to the Company's
                           Registration Statement on Form S-1, S.E.C. File
                           No.33-13273.
         +                 Incorporated by reference to the Company's
                           Form 10-KSB for the fiscal year ended June 30, 1995.

         o                 Incorporated by reference to the Company's Form 8-K
                           filed on or about February 2, 1996.
         #                 Incorporated by reference to the Company's
                           Schedule 14A filed on or about November 17, 1998.
         /                 Incorporated by reference to the Company's Form 8-K
                           filed on or about August 8, 2006
         -                 Incorporated by reference to the Company's Form
                           10-QSB for the period ending September 30, 2003
         x                 Filed herewith.


ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     Audit Fees. In fiscal 2006, the Company paid to its independent accountants $31,549 in fees related directly to the audit and review of the Company's financial statements. In fiscal 2005, the Company paid to its independent accountants $30,730 in fees related directly to the audit and review of the Company's financial statements.

     Audit-Related Fees. The Company's independent accountants performed no other audit-related services for the Company during fiscal 2005 and 2006 other than the audit services described above.

     Tax Fees: In fiscal 2006, the Company paid to its independent accountants $1,000 in fees related directly to tax preparations. In fiscal 2005, the Company paid to its independent accountants $1,000 in fees related directly to tax preparations.

     All Other Fees: The Company's independent accountants performed no other services for the Company during fiscal 2005 and 2006 other than the audit and tax services described above.


                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

                                     PROCYON CORPORATION

                                     By: /s/ Regina W. Anderson
                                         --------------------------------------
                                     Regina W. Anderson, Chief Executive Officer

Date: September 29, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the registrant and in the capacities and on the dates indicated have signed this report below.

Signature                          Title                           Date
---------                          -----                           ----

/s/ Regina W. Anderson     Chief Executive Officer,           September 29, 2006
Regina W. Anderson         President


/s/ Chester L. Wallack     Director                           September 29, 2006
 Chester L. Wallack


/s/ Fred W. Suggs, Jr.     Director                           September 29, 2006
Fred W. Suggs, Jr.


/s/ Jeffery S. Slowgrove   Director                           September 29, 2006
Jeffery S. Slowgrove

                                  EXHIBIT INDEX


Exhibit No.                                          Document                                 Item No.
-----------                                          --------                                 --------

         * 3.1             Articles of Incorporation                                             3
         + 3.1.1           Articles of Amendment to Articles of Incorporation                    3
         * 3.2             Bylaws                                                                3
         + 4.1             Designation of Series A Preferred Stock                               4
         # 10.1            1998 Omnibus Stock Option Plan
         - 10.1            Office Lease dated September 23, 2003
         - 10.2            Promissory Note dated July 21, 2006
         - 10.3            Mortgage dated July 21, 2006
         + 10.4            Loan and Security Agreement, dated as of January 1, 1995, by and between the Company and Amerx Health Care Corp.,
                           including Promissory Notes issued there under.                        10
         o 10.5            Agreement and Plan of Exchange, dated January 31, 1996, by and between the Company and Amerx.
         x 31.1            Certification of Regina W. Anderson pursuant to Exchange Act
                           Rule 13a-14(a)/15d-14(a)                                              31
         x 31.2            Certification of James B. Anderson pursuant to
                           Exchange Act Rule 13a-14(a)/15d-14(a)
         x 32.1            Certification Pursuant to 18 U.S.C. ss. 1350, as Adopted Pursuant
                           to Section 906 of the Sarbanes-Oxley Act Of 2002                      32

* Incorporated by reference to the Company's Registration Statement on Form S-1, S.E.C. File No. 33-13273.

+ Incorporated by reference to the Company's Form 10-KSB for the fiscal year ended June 30, 1995.

o Incorporated by reference to the Company's Form 8-K filed on or about February 2, 1996.

# Incorporated by reference to the Company's Schedule 14A filed on or about November 17, 1998.

- Incorporated by reference to the Company's Form 8-K filed on or about August 8, 2006

- Incorporated by reference to the Company's Form 10-QSB for the period ending September 30, 2003

x Filed herewith.

                      PROCYON CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED FINANCIAL STATEMENTS
                       Years Ended June 30, 2006 and 2005

                               TABLE OF CONTENTS


                                                                        Page No.
                                                                        --------


REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM                   F-1

FINANCIAL STATEMENTS

Consolidated Balance Sheet                                                F-2

Consolidated Statements of Operations                                     F-3

Consolidated Statements of Stockholders' Equity                           F-4

Consolidated Statements of Cash Flows                                     F-5

Notes to Financial Statements                                             F-6

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors
Procyon Corporation and Subsidiaries
Clearwater, Florida


We have audited the accompanying consolidated balance sheet of Procyon Corporation and Subsidiaries as of June 30, 2006 and the related statements of operations, stockholders' equity, and cash flows for the years ended June 30, 2006 and 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Procyon Corporation and Subsidiaries as of June 30, 2006 and the results of its operations and its cash flows for the years ended June 30, 2006 and 2005, in conformity with accounting principles generally accepted in the United States of America.


/s/ Ferlita, Walsh & Gonzalez, P.A.
FERLITA, WALSH & GONZALEZ, P.A.
Certified Public Accountants
Tampa, Florida

August 25, 2006

PROCYON CORPORATION & SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
JUNE 30, 2006


ASSETS

CURRENT ASSETS

         Cash                                                       $   288,377
         Accounts receivable, less allowance of $2,500                  146,446
                for doubtful accounts
         Prepaid expenses                                               120,516
         Inventories                                                    150,865
         Deferred tax asset                                             133,245
                                                                    -----------
                TOTAL CURRENT ASSETS                                    839,449

PROPERTY AND EQUIPMENT, NET                                              62,962

OTHER ASSETS
         Deposits                                                         8,748
                                                                    -----------

TOTAL ASSETS                                                        $   911,159
                                                                    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

         Accounts payable                                           $   125,648
         Accrued expenses                                                82,220
                                                                    -----------
                TOTAL CURRENT LIABILITIES                               207,868

LONG-TERM LIABILITY
         Deferred tax liability                                           9,063


STOCKHOLDERS' EQUITY
         Preferred stock, 496,000,000 shares
                authorized; none issued
         Series A Cumulative Convertible Preferred stock,
                no par value; 4,000,000 shares authorized;
                204,900 shares issued and outstanding                   160,750
         Common stock, no par value, 80,000,000 shares
                authorized; 8,046,588 shares issued and
                outstanding                                           4,410,876
         Paid-in capital                                                  6,000
         Accumulated deficit                                         (3,883,398)
                                                                    -----------
                TOTAL STOCKHOLDERS' EQUITY                              694,228
                                                                    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $   911,159
                                                                    ===========


    The accompanying notes are an integral part of these financial statements

PROCYON CORPORATION & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended June 30, 2006 and 2005


                                                             2006                       2005
                                                      -----------                -----------

NET SALES                                             $ 2,313,345                $ 2,198,261

COST OF SALES                                             519,889                    531,500
                                                      -----------                -----------

GROSS PROFIT                                            1,793,456                  1,666,761

OPERATING EXPENSES
        Salaries and Benefits                             681,422                    694,770
        Selling, General and Administrative               753,940                    721,674
                                                      -----------                -----------
                                                        1,435,362                  1,416,444

INCOME FROM OPERATIONS                                    358,094                    250,317

OTHER INCOME (EXPENSE)
        Interest Expense                                   (3,283)                   (13,394)
        Interest Income                                     2,892                        299
        Other Income                                          530                        431
                                                      -----------                -----------
                                                              139                    (12,664)
                                                      -----------                -----------

INCOME BEFORE INCOME TAXES                                358,233                    237,653

INCOME TAX BENEFIT (EXPENSE)                              (16,004)                    77,186
                                                      -----------                -----------

NET INCOME                                                342,229                    314,839

Dividend requirements on preferred stock                  (21,240)                   (12,950)
                                                      -----------                -----------

Basic net income available to common shares           $   320,989                $   301,889
                                                      ===========                ===========

Basic net income per common share                     $      0.04                $      0.04
                                                      ===========                ===========

Weighted average number of common
        shares outstanding                              8,043,928                  8,047,667
                                                      ===========                ===========

Diluted net income per common share                   $      0.04                $      0.04
                                                      ===========                ===========

Weighted average number of common
        shares outstanding, diluted                     8,363,578                  8,356,792
                                                      ===========                ===========


The accompanying notes are an integral part of these financial statements




PROCYON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Years Ended June 30, 2006 and 2005


                                        Preferred Stock                Common Stock
                                   -------------------------      -----------------------     Paid-in     Accumulated
                                      Shares       Amount          Shares       Amount        Capital       Deficit        Total
                                   -----------   -----------      ---------   -----------   -----------   -----------    -----------

Balance, June 30, 2004                227,100    $   182,950      8,024,388   $ 4,388,676   $     6,000   $(4,540,466)   $    37,160

     Conversion of preferred
       stock to common stock          (12,200)       (12,200)        12,200        12,200          --            --             --

     Net Income                          --             --             --            --            --         314,839        314,839
                                  -----------    -----------    -----------   -----------   -----------   -----------    -----------

Balance, June 30, 2005                214,900        170,750      8,036,588     4,400,876         6,000    (4,225,627)       351,999

     Conversion of preferred
       stock to common stock          (10,000)       (10,000)        10,000        10,000          --            --             --

     Net Income                          --             --             --            --            --         342,229        342,229
                                  -----------    -----------    -----------   -----------   -----------   -----------    -----------

Balance, June 30, 2006                204,900    $   160,750      8,046,588   $ 4,410,876   $     6,000   $(3,883,398)   $   694,228
                                  ===========    ===========    ===========   ===========   ===========   ===========    ===========


The accompanying notes are an integral part of these financial statements





PROCYON CORPORATION & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended June 30, 2006 and 2005

                                                                                            2006             2005
                                                                                         ----------        ---------
CASH FLOWS FROM OPERATING ACTIVITIES


Net Income                                                                                $ 342,229        $ 314,839
Adjustments to reconcile net income to net cash used in operating activities:
       Depreciation                                                                          23,589           27,617
       Allowance for doubtful accounts                                                            0           (6,500)
       Deferred Income Taxes                                                                 16,004          (77,186)
       Decrease (increase) in :
              Accounts Receivable                                                              (473)          15,175
              Inventory                                                                      (4,542)         (41,599)
              Prepaid expenses                                                              (65,910)         (17,942)
              Other assets                                                                   17,701           (4,121)
       Increase (decrease) in:
              Accounts payable                                                               25,149            1,678
              Accrued expenses                                                                9,462               37
                                                                                          ---------        ---------

                           NET CASH PROVIDED BY OPERATING ACTIVITIES                        363,209          211,998

CASH FLOWS FROM INVESTING ACTIVITIES

       Purchase of property & equipment                                                      (9,052)          (9,718)
                                                                                          ---------        ---------

                           NET CASH USED BY INVESTING ACTIVITIES                             (9,052)          (9,718)

CASH FLOWS FROM FINANCING ACTIVITIES

       Payments on note payable related party                                               (90,000)        (191,506)
       Borrowings on note payable related party                                                   0           20,000
       Payment of capital lease obligations                                                  (2,360)          (8,046)
       Payments on long term note payable - trade                                                 0          (10,756)
                                                                                          ---------        ---------

                           NET CASH USED BY FINANCING ACTIVITIES                            (92,360)        (190,308)

                           NET CHANGE IN CASH                                               261,797           11,972

CASH AT BEGINNING OF PERIOD                                                                  26,580           14,608
                                                                                          ---------        ---------

                           CASH AT END OF PERIOD                                          $ 288,377        $  26,580
                                                                                          =========        =========


SUPPLEMENTAL DISCLOSURES
       Interest Paid                                                                      $   3,283        $  13,394
       Taxes Paid                                                                         $    --          $    --

NONCASH TRANSACTION DISCLOSURE
       Conversion of Series A cumulative convertible
         preferred stock to common stock                                                  $  10,000        $  12,200

The accompanying notes are an integral part of these financial statements

                                                            F - 5


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

Principles of Consolidation

The consolidated financial statements include the accounts of Procyon Corporation and its wholly-owned subsidiaries, Amerx and Sirius. All material inter-company accounts and transactions are eliminated.

Use of Estimates

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


Accounts Receivable and Concentration of Credit Risk

Amerx grants credit to customers most of whom are national pharmaceutical distributors, drug stores nationwide and physicians. Amerx wholesales its products to national pharmaceutical distributors and drug stores at a sales term of 2/10, net 30. Amerx does not have a written return policy with its customers. Each return request is reviewed by management for approval. Sales to physicians are at contracted rates and standard payment term is 30 days.

Sirius grants credit to patients who are eligible for Medicare coverage. Sales are at standard payment term of 30 days.

Accounts receivable are generally due from Medicare, private insurance companies, and customers. The collection process is time consuming, complex and typically involves the submission of claims to multiple payers whose payment of claims may be contingent upon the payment of another payer. In accordance with applicable regulatory requirements, the Company makes reasonable and appropriate efforts to collect accounts receivable, including deductible and copayment amounts, in a consistent manner for all payer classes. The valuation of accounts receivable is based upon the credit-worthiness of customers and third-party payers as well as historical collection experience. Estimating the credit worthiness of customers and recoverability of customer accounts requires us to exercise considerable judgment. Allowances for doubtful accounts are recorded as a selling, general and administrative expense for estimated amounts expected to be uncollectible from third-party payers and customers. The Company bases its estimates on its historical collection and write-off experience, current trends, credit policy, and on analysis of accounts receivable by aging category. As of June 30, 2006, accounts receivable allowance was $2,500, or approximately 2% of gross accounts receivable.


Inventories

Inventories are valued at the lower of average cost or market determined by the first-in, first-out method.


Property and Equipment

Property and equipment are stated at cost. Depreciation is computed on a straight-line basis over their estimated useful lives. Leased equipment is recorded at it's fair market value at the beginning of the lease term and is depreciated over the life of the equipment. Depreciation on leased equipment is included in depreciation expense.

Cash and Cash Equivalents

For the purpose of the Statements of Cash Flows, the Company considers cash-on-hand, demand deposits in banks and highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.


Concentration of Credit Risk

We maintain our cash in a financial institution. The Federal Deposit Insurance Corporation insures up to $100,000 per account. At June 30, 2006 our uninsured cash balance was approximately $151,000.


Shipping and Handling Costs

Shipping and handling costs incurred were approximately $77,000 and $74,000 for the years ended June 30, 2006 and 2005, respectively, and were included in selling, general and administrative expenses.


Advertising and Marketing

The company records advertising and marketing expenses in the periods in which they are incurred. During the years ended June 30, 2006 and 2005, approximately $288,000 and $291,000, of advertising and marketing costs were included in selling, general and administrative expenses for each respective year.


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

Fair Value of Financial Instruments

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

Additional information with respect to the Plan's stock option activity is as follows:


                                                                   Weighted
                                                    Number of       Average
                                                     Shares      Exercise Price
                                                     ------      --------------

Outstanding at June 30, 2004                         300,000        $   0.20
Granted                                                 --           --
Exercised                                               --           --
Expired                                                 --           --
                                                     -------        --------
Outstanding at June 30, 2005                         300,000        $   0.20
Granted                                                 --           --
Exercised                                               --           --
Expired                                                 --           --
Outstanding at June 30, 2006                         300,000        $   0.20
                                                     =======        ========
Options exercisable at June 30, 2005                 300,000        $   0.20
                                                     =======        ========
Options exercisable at June 30, 2006                 300,000        $   0.20
                                                     =======        ========

The following table summarizes information about stock options outstanding at June 30, 2006:

                                             Stock Options Outstanding
                                             -------------------------

                                           Weighted Average
                         Number of         Remaining              Weighted
 Range of                Shares            Contractual Life       Average
 Exercise Prices         Outstanding       In Years               Exercise Price
 ---------------         -----------       -----------------      --------------

 $0.15 - $0.20             65,000            4.39                      $0.16

 $0.20 - $0.25             235,000           3.51                      $0.21
                           -------
                           300,000           3.70                      $0.20
                           =======


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

On June 30, 2006, there were outstanding options to purchase 300,000 shares of our common stock at exercise prices ranging from $0.16 to $0.21 per share and expiration dates between December 2009 and November 2010. These options were vested at the time of grant. During the year ended June 30, 2006, no options were granted. Therefore, the adoption of SFAS 123R does not have an impact on the statement of operations for period ending June 30, 2006.

Previously, we accounted for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations and elected to apply the disclosure-only provisions of Statement of Financial Accounting Standards

("SFAS")No. 123, "Accounting for Stock-Based Compensation,"as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." Under the intrinsic value method, compensation expense for stock options was recognized over the vesting period of the grant based on the excess, if any, of the market price of our common stock at the date of grant over the stock option exercise price. As governed by the Plan, stock options were generally granted at or near fair market value on the date of grant.

If we had previously accounted for stock-based compensation in the year ended June 30, 2005 using the fair value method rather than the intrinsic value method, the pro forma amounts of our net income and income per common share would have been reported as follows:


                                                                 Year
                                                                ended
                                                               June 30,
                                                                 2005
                                                               ---------

Net income applicable to common stock:

      As reported                                               $301,889

Pro forma adjustments for compensation                              --
                                                                --------

Pro forma                                                       $301,889
                                                                ========

Income per common share:

Basic - as reported                                             $   0.04

Basic - pro forma                                               $   0.04

Diluted - as reported                                           $   0.04

Diluted - pro forma                                             $   0.04


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

There were no options granted during fiscal years ended June 30, 2006 and 2005. Had there been options issued during the fiscal years ended June 30, 2006 and 2005, the fair value of the options would have been determined using the Black-Scholes option-pricing model, which values options based on the stock price at the grant date, the expected dividend payments, and the risk-free interest rate over the life of the option.

Equity instruments issued to non-employees in exchange for goods, fees and services were previously accounted for under the fair value-based method of SFAS No. 123.


NOTE B - INVENTORIES

Inventories consisted of the following:


              Finished Goods                $   61,330
              Raw Materials                     89,535
                                            ----------
                                            $  150,865
                                            ==========

NOTE C - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:


                                               Owned                    Leased                   Total
                                             -----------------------------------------------------------

Office Equipment                             $ 112,867                $  26,928                $ 139,795

Furniture and Fixtures                          20,726                                            20,726

Leasehold improvements                          13,589                                            13,589

Production Equipment                            30,236                                            30,236
                                             ---------                ---------                ---------

                                               177,418                   26,928                  204,346

Less accumulated depreciation                 (117,941)                 (23,443)                (141,384)
                                             ---------                ---------                ---------

                                             $  59,477                $   3,485                $  62,962
                                             =========                =========                =========



NOTE D - RELATED PARTY TRANSACTIONS

The Company had a note payable with John C. Anderson, at 8% interest per annum. Shortly after his passing the note was paid in full. Interest expense for the years ended June 30, 2006 and 2005 were $1,531 and $11,090, respectively. A loan was secured to purchase the building for the Company. The loan was personally guaranteed by our Chief Executive Officer. (See Note L - Subsequent Events).


NOTE E - COMMITMENTS AND CONTINGENCIES

Leases

In September 2003, the Company entered into a lease for office space for a term of three years. Monthly rent is approximately $4,100 plus sales tax. The Company had the option, but not the obligation, to purchase the building and its property after the first anniversary from the date of the execution of the contract at a predetermined price. Rent expense for the years ended June 30, 2006 and 2005 were approximately $53,000 and $49,000, respectively. On July 21, 2006, the Company purchased the office building occupied by the Company. See Note L - Subsequent Events.

In addition, the Company also leases certain equipment under various operating leases expiring through year 2011.

The minimum lease payments due under the equipment lease agreements for fiscal years ended June 30 is as follow:


                           2007             $   11,458
                           2008             $   11,458
                           2009             $   11,458
                           2010             $   11,362
                           2011             $    9,447
                                            ----------
                                            $   55,183
                                            ==========

Purchase Commitments
--------------------

Sirius entered into a two-year contract with one of its suppliers in June 2004 to purchase a minimum quantity of various diabetic supplies at a discounted price each year. In accordance with the terms of the contract, the supplier could retroactively adjust the purchase price based on actual quantities purchased. In accordance with the Statement of Position94-6, Disclosure of Certain Significant Risks and Uncertainties ("SOP 94-6"), Sirius believes that while there is concentration of products purchased from this vendor, the concentration did not make the Company vulnerable to the risk of a near-term severe impact, as defined in SOP 94-6. Sirius also has the ability to purchase the same product from third-party vendors at a slightly higher price. Further, management believes that it is not reasonably possible that this event could cause severe near-term impact to the Company.


NOTE F - LONG-TERM DEBT

The Company had a note payable with John C. Anderson at 8% interest per annum. Shortly after his passing the note was paid in full. Interest expense for the years ended June 30, 2006 and 2005 were $1,531 and $11,090, respectively.


NOTE G - STOCKHOLDERS' EQUITY

During January 1995, the Company's Board of Directors authorized the issuance of up to 4,000,000 shares of Series A Cumulative Convertible Preferred Stock. The preferred stockholders are entitled to receive, if declared by the board of directors, quarterly dividends at an annual rate of $.10 per share of Series A Cumulative Convertible Preferred Stock per annum. Dividends accrue without interest and are cumulative from the date of issuance of the Series A Cumulative Convertible Preferred Stock and are payable quarterly in arrears in cash or publicly traded common stock when and if declared by the board of directors. As of June 30, 2006, no dividends have been declared. Dividends in arrears on the outstanding preferred shares total $186,861 or $0.91 per share as of June 30, 2006. The preferred stockholders have the right to convert each share of Series A Cumulative Convertible Preferred Stock into one share of the Company's common stock at any time without additional consideration. Each share of Series A Cumulative Convertible Preferred Stock is subject to mandatory conversion into one share of common stock of the Company, effective as of the close of a public offering of the Company's common stock provided, however, that the offering must provide a minimum of $1 million in gross proceeds to the Company and the initial offering price of such common stock must be at least $1 per share. In addition to the rights described above, the holders of the Series A Cumulative Convertible Preferred Stock have voting rights equal to the common stockholders based upon the number of shares of common stock into which the Series A Cumulative Convertible Preferred Stock is convertible. The Company is obligated to reserve an adequate number of shares of its common stock to satisfy the conversion of all of the outstanding Series A Cumulative Convertible Preferred stock.

NOTE H - EARNINGS PER SHARE

As required by FASB Statement No. 128, the following table sets forth the computation of basic and diluted earnings per share:

                                                                      Years Ended June 30,
                                                                      -------------------
                                                                2006                        2005
Numerator:
Net income                                                  $   342,229                $   314,839
Adjustment for basic earnings per share:
Dividend requirements on preferred stock                        (21,240)                   (12,950)
                                                            -----------                -----------
Numerator for basic earnings per share-
Net income available to common
stockholders                                                $   320,989                $   301,889

Effect of dilutive securities:
Numerator for diluted earnings per share-
Net income available to common
stockholder                                                 $   320,989                $   301,889
                                                            -----------                -----------

Denominator:
Denominator for basic earnings per share-
Weighted-average common shares                                8,043,928                  8,047,667
Effect of dilutive securities: Stock options                    104,997                    128,454
Dilutive potential common shares                                214,653                    180,671
                                                            -----------                -----------
Denominator for dilutive earnings per share-
Adjusted weighted-average shares and
assumed conversions                                           8,363,578                  8,356,792
                                                            -----------                -----------

Basic income per share                                      $      0.04                $      0.04
                                                            -----------                -----------
Diluted income per share                                    $      0.04                $      0.04
                                                            -----------                -----------


NOTE I - INCOME TAXES AND AVAILABLE CARRYFORWARD

As of June 30, 2006, the Company had consolidated income tax net operating loss
("NOL") carryforward for federal income tax purposes of approximately
$3,979,000. The NOL will expire in various years ending through the year 2022.

The components of the provision for income taxes (benefits) are attributable to continuing operations as follows:





                                                   2006                   2005
                                                 --------              ---------
Current
Federal                                          $   --                $   --
State                                                --                    --

Deferred
Federal                                            13,665               (69,740)
State                                               2,339                (7,446)
                                                 --------              --------
                                                 $ 16,004              $(77,186)
                                                 ========              =========

Deferred income taxes reflect the net tax effects of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:


                                                              Current                Non-Current
                                                              -------                -----------

Deferred tax assets:
NOL and contribution carryforwards                         $   132,304                $ 1,373,049
Allowance for doubtful accounts                                    941
                                                           -----------                -----------
                                                               133,245                  1,373,049

Deferred tax (liabilities):
Excess of tax over book depreciation                              --                       (9,063)
                                                           -----------                -----------

                                                               133,245                  1,363,986
Valuation allowance for deferred tax assets                       --                   (1,373,049)
                                                           -----------                -----------

Net deferred tax asset (liability)                             133,245                     (9,063)
Less: current net deferred tax asset (liability)              (133,245)                      --
                                                           -----------                -----------

Net non-current deferred tax asset (liability)             $      --                  $    (9,063)
                                                           ===========                ===========

The change in the valuation allowance is as follow:

         June 30, 2005                      $ (1,492,017)
         June 30, 2006                        (1,373,049)
                                            ------------

Decrease in valuation allowance             $   (118,968)
                                            ============


The decrease in the valuation allowance is due to the expected utilization of net operating loss carryforwards. A valuation allowance of approximately $1,369,000 has been provided to reduce the asset to the net amount of tax benefit management believes it will more likely than not realize. As time passes, management will be able to better assess the amount of tax benefit it will realize from using the carryforward.

Income taxes for the years ended June 30, 2006 and 2005 differ from the amounts computed by applying the effective income tax rates of 37.63% and 37.63%, respectively, to income before income taxes as a result of the following:

                                                        2006             2005
                                                      ---------       ----------

Expected provision at US statutory rate               $ 121,799       $  80,802
State income tax net of federal benefit                  13,004           8,627
Nondeductibles                                              169           1,547
Change in valuation allowance                          (118,968)       (168,162)
                                                      ---------       ---------

Income tax expense / (benefit)                        $  16,004       $ (77,186)
                                                      =========       ==========


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

During the year, Sirius purchased approximately 44% of its diabetic supplies from a non-affiliated supplier. Sirius entered into a contract with this supplier to purchase a minimum quantity of products at a discount. (See NOTE E - COMMITMENTS AND CONTINGENCIES for disclosure) The Company does not anticipate supply from this vendor will be lost in the near future. In the event the contract is not renewed upon its expiration, the Company could still purchase such products at a higher cost from this supplier or negotiate with other suppliers.


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

Each separately managed segment offers different products requiring different marketing and distribution strategies. Segments Information


                                                Wound Care        Diabetic
                                 June 30,       Products          Products       Other            Consolidated
                                 --------       --------          --------       -----            ------------

Revenues                            2006        $1,972,381        $340,964      $     -            $2,313,345
                                    2005         1,856,529         341,732            -            2,198,261

Gross Profit                        2006         1,634,721         158,735            -            1,793,456
                                    2005         1,507,334         159,427            -            1,666,761

Identifiable Assets                 2006           388,846          58,665        463,648            911,159
                                    2005           334,167          66,303        228,421            628,891
Property and Equipment
Additions                           2006             9,052             -              -                9,052
                                    2005             9,718             -              -                9,718

Depreciation                        2006            14,718           3,059          5,812             23,589
                                    2005            19,295           6,116          2,204             27,615


Geographical Information

The Company operates and sells its products to its customers primarily within the United States. All assets are located within the United States.


NOTE L - SUBSEQUENT EVENTS

On July 21, 2006, the Company exercised its option to purchase the office space the Company was leasing. The Company purchased the building from the lessor for $550,000. In addition, at the same time, we closed on a loan provided by Bank of America, N.A. in the amount of $508,000, evidenced by a promissory note. Further, the purchase and loan were secured by a Mortgage, also dated July 21, 2006, between the Company and Bank of America. The loan was personally guaranteed by our Chief Executive Officer.

            CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


We hereby consent to the incorporation of our report dated August 25, 2006, appearing in the Annual Report on page F-1 of Form 10-KSB of Procyon Corporation and Subsidiaries for the year ended June 30, 2006, in the Company's Registration Statements on Form S-8, SEC File No. 0-17449.



Ferlita, Walsh & gonzalez, P.A.
Certified Public Accountants
3302 Azeele Street
Tampa, Florida 33609

September 29, 2006