Form 10KSB/A
period 2006-06-30
PROCYON CORP
filed 2006-10-30
CIK 812306

FORM 10-KSB/A
                                 Amendment No. 1

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

DOCUMENTS INCORPORATED BY REFERENCE:
None

Transitional Small Business Disclosure Format: Yes [ ] No [X]

                                      INDEX


Title                                                                     Page

         Explanatory Note                                                   3

ITEM 1.  DESCRIPTION OF BUSINESS                                            3

ITEM 2.  DESCRIPTION OF PROPERTY                                            8

ITEM 3.  LEGAL PROCEEDINGS                                                  8

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                8

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS           9

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION         11

ITEM 7.  FINANCIAL STATEMENTS                                              17

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
            ACCOUNTING AND FINANCIAL DISCLOSURE                            17

ITEM 8A. CONTROLS AND PROCEDURES                                           17

ITEM 8B. OTHER INFORMATION                                                 18

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT                19

ITEM 10. EXECUTIVE COMPENSATION                                            23

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS,
             MANAGEMENT AND RELATED STOCKHOLDER MATTERS                    26

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                    27

ITEM 13. EXHIBITS                                                          28

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES                            29

                                Explanatory Note
                                ----------------

     This amendment on Form 10-KSB/A to Procyon Corporation's annual report on Form 10-KSB, amends the original filing. Except as set forth in Part II, Item 8B and Part III, Items 9, 10, 11 and 12, no other changes are being made to the original report, which was filed on September 29, 2006.


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


                                      -10-

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

     In July 2006, we closed on the purchase of our previously leased office property located at 1300 S. Highland Ave., Clearwater, FL 33756, from G.E.A.P. Corporation, in the amount of $550,000, pursuant to a Lease Agreement, which contains a purchase option. In addition, at the same time, we closed on a loan provided by Bank of America, N.A., evidenced by a promissory note, in the amount of $508,000. Further, the purchase and loan were secured by a Mortgage, between the Company and Bank of America. Regina W. Anderson, our Chairman and Chief Executive Officer, personally guaranteed the loan we secured from Bank of America, N.A.

     On October 17, 2006, the Board of Directors approved a resolution to increase the number of board members to eight.

     On October 19, 2006, Richard T. Thompson, who had served as a director since 1998, died.

     On October 26, 2006, the Board of Directors nominated James B. Anderson, Justice W. Anderson and Michael T. Foley to stand for election as directors in the upcoming annual shareholders meeting. If Mr. Foley is elected, the Board of Directors intends to nominate him to act as sole member and Chair of the Audit Committee.


                                    PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Directors and Executive Officers

                                Capacities in                           Director
NAME                     Age    Which Served                             Since
----                     ---    ------------                             -----

Regina W. Anderson       59     Chief Executive Officer, and             2005
                                Chairman of the Board
Chester L. Wallack       65     Director                                 1995
Fred W. Suggs, Jr.       60     Director                                 1995
Alan B. Crane            56     Director                                 1995
Jeffery S. Slowgrove     49     Director                                 1999
Richard T. Thompson      56     Director (deceased)                      1998
James B. Anderson        36     Chief Financial Officer; President,
                                Sirius Medical Supply, Inc.                --
Justice W. Anderson      29     Vice President - Sales and Marketing;
                                President, Amerx Health Care Corp.         --

     Regina Anderson. Ms. Anderson has served as Chairman of the Board of Directors since September 2005, and as our Chief Executive Officer since November 2005. Ms. Anderson has 25 years experience in the medical field and 19 years of management experience. Ms. Anderson worked at HealthSouth Rehabilitation Hospital for ten years as Outpatient Director, in charge of the main outpatient center plus four satellite offices. As Outpatient Director, she was responsible for budgets involving over thirty thousand outpatient visits per year; marketing of multiple outpatient specialty programs; and staffing with thirty employees reporting directly to her. Prior to her work at HealthSouth, she worked as the lead clinician at Clearwater Rehabilitation Center. Regina was Vice-President of Operations at Stuffit Direct Marketing Company from 1980 through 1989. She was in charge of franchise sales and training; coupon processing/production as well as coordination among thirteen franchise offices. Regina was co-owner and President of Foxy's T-Shirt Shops and Le Shirt Company from 1978-1980. Foxy's had five locations. She worked as a Speech Language Pathologist with Morton Plant Hospital from 1970 through 1976. Regina received her Masters Degree from Kansas State University in 1970.

     Chester L. Wallack. Mr. Wallack has served as a director since 1995. He has served as Chief Executive Officer of Felton West, Inc., a real estate development and construction company in Dover, Delaware, since 1990. Mr. Wallack is a retired United States Air Force officer having served as a pilot and in various management capacities. He graduated from the University of Kansas with a B.S. degree in Industrial Management and from Southern Illinois University with an M.B.A. degree in Finance.

     Fred W. Suggs, Jr. Mr. Suggs has served on our Board of Directors since 1995. He has been a practicing attorney since 1975. He is a partner in the Greenville, South Carolina office of Ogletree, Deakins, Nash, Smoak & Stewart, specializing in labor and employment law. He has been certified as a specialist in labor and unemployment law by the South Carolina Supreme Court and is a frequent lecturer on labor and employment law issues. Mr. Suggs graduated from Kansas State University with a B.S. degree and he received his J.D. degree from the University of Alabama.

     Alan B. Crane. Mr. Crane has served on our board since 1995 and is a partner in Crane Farms, a farming partnership in Larned, Kansas. In 1994, Mr. Crane was appointed by the governor of Kansas to the Kansas Water Authority to oversee project expenditures. He received a B.S. degree from Kansas State University.

     Jeffery Slowgrove. Mr Slowgrove has served as a director since 1999. Since 1998, Mr. Slowgrove has been the President of JSS Management Consulting, Inc., a consulting firm in Palm Harbor, Florida, providing funding for start up organizations and advice on the business and management issues facing companies during early rapid growth and expansion phases. He co- founded IMR Global Corp. in 1988 and has served as a director since its inception. From 1988 to 1998, he also served as Treasurer of IMR Global Corp., which is a public company providing applications software-outsourcing solutions for the information technology departments of large businesses. He received a B.B.A. from the University of Michigan.

     Richard T. Thompson. Mr. Thompson died on October 19, 2006. Since 1989, Mr. Thompson had been a principal of Sunproof Corporation of Florida, which markets and installs products, such as window film and solar shades, to reduce heat and glare in automobiles, residences and commercial offices. From 1986 to 1988, he was an officer and owner of American Industries, an injection molding enterprise. From 1979 through 1984, Mr. Thompson was the president and owner of Pinellas Millwork Company. In 1970, he purchased an office furniture and supply company, which was subsequently merged with another office products store to create one of the largest office products store in the Midwest. Mr. Thompson continued to serve as an officer and part owner until 1979.

     James B. Anderson. Mr. Anderson has served as our Chief Financial Officer since June 2005. In addition, from September 22, 2005, until that position was filled by Regina Anderson on November 1,2005, Mr. Anderson served as Interim Chief Executive Officer. On June 28, 2005, Mr. Anderson was appointed to serve as the President of Sirius Medical Supply, Inc. Since 1993, Mr. Anderson has been involved with Amerx Health Care Corporation as its Chief Information Officer. In 1996, Mr. Anderson became involved with Procyon Corporation after its merger and has since performed the duties of Vice President of Operations. Prior to Mr. Anderson's work with the Company, he was involved with importing and exporting to Russia and Direct Mail Marketing. He received a B.S. from the University of South Florida. Mr. Anderson is the son of John C. Anderson, our late President, Chief Executive Officer and Chairman of the Board, the son of Regina Anderson, the Company's Chairman of the Board and Chief Executive Officer, and the brother of Justice W. Anderson, our Vice President of Sales & Marketing and the President of Amerx Health Care Corporation. Mr Anderson is the son-in-law of our deceased former director, Richard T. Thompson.

     Justice W. Anderson. Since June 28, 2005, Mr. Anderson has served as our Vice President of Sales and Marketing and the President of Amerx Health Care Corporation. Since January of 2001, Mr. Anderson has been Vice President of Sales for Amerx Health Care Corp. He also serves on the board of the American Academy of Podiatric Practice Management. From August 2000 to January 2001 he served as Senior Sales Representative, and as a sales representative from May 2000 to August 2000. He received a B.A. degree from the University of Florida. Mr. Anderson is the son of John C. Anderson, our late President, Chief Executive Officer and Chairman of the Board, the son of Regina Anderson, the Company's Chairman of the Board and Chief Executive Officer and the brother of James B. Anderson, our Chief Financial Officer and the President of Sirius Medical Supply, Inc.

Compliance with Section 16(a) of the Exchange Act

     Under the securities laws of the United States, our directors, executive officers, and any persons holding more than ten percent of our Common Stock are required to report their initial ownership of the Company's Common Stock and any subsequent changes in that ownership to the Securities and Exchange Commission and the Company. Specific due dates for these reports have been established and we are required to disclose any failure to file, or late filing, of such reports. Based solely on our review of the reports and amendments thereto furnished to the Company and written representations that no other reports were required to be filed in fiscal 2006, our officers, directors and beneficial owners of more than ten percent of its Common Stock complied with all Section 16(a) filing requirements, except that the Form 3 filings of Regina Anderson, James B. Anderson and Justice W. Anderson were inadvertently filed late.

Committees of the Board

     The Board of Directors has delegated certain of its authority to a Compensation Committee. The Compensation Committee is composed of Messrs. Wallack, Suggs and Crane. Mr. Slowgrove resigned from the Compensation Committee effective March 31, 2006. No member of the Compensation Committee is a former or current officer or employee of the Company.

     The primary function of the Compensation Committee is to review and make recommendations to the Board with respect to the compensation, including bonuses, of the Company's officers and to administer the Company's Option Plan.

     The Company formed an Audit Committee in July 2004, composed solely of Mr. Slowgrove. Richard T. Thompson joined the Audit Committee as its Chairman in March, 2006. Mr. Slowgrove resigned from the Audit Committee effective March 31, 2006. In October 2006, we determined that our remaining Audit Committee member, Mr. Thompson, did not meet the definition of independence for purposes of audit committee service as contained in the applicable rules of The Nasdaq Stock Market, Inc. ("Nasdaq"). In addition, Mr. Thompson had been unable to serve on the Audit Committee because of health-related concerns. On October 19, 2006, Mr. Thompson died. In October 2006, the entire board of directors voted to act as the Company's Audit Committee on an interim basis. We believe that all but two members of the present Board of Directors (Regina Anderson and Mr. Slowgrove) and all but two of the nominees (James B. Anderson and Justice W. Anderson) meet the definition of independence under applicable Nasdaq rules. Under those Rules, Regina Anderson, James B. Anderson and Justice W. Anderson are not independent because they are executive officers. Mr. Slowgrove is not believed to be independent under the Nasdaq rules because he has acted as a consultant to the Company and received fees in connection therewith. The Board nominated Michael
T. Foley as director and Audit Committee member and Chair. The Board believes that Mr. Foley is independent pursuant to Nasdaq rules and also meets the requirements of an audit committee financial expert. The function of the Audit Committee is to review and approve the scope of audit procedures employed and to review and approve the audit reports rendered by the Company's independent auditors and to approve the audit fees charged by the independent auditors. In addition, pursuant to the Sarbanes-Oxley Act of 2002 and rules promulgated thereunder, the Audit Committee is responsible for, among other things, pre-approving all audit and non-audit services performed by the independent auditors, approving the engagement of the auditors and receiving certain reports from the independent auditors prior to the filing of the audit report. The Audit Committee reports to the Board of Directors with respect to such matters and recommends the selection of independent auditors. The Audit Committee adopted a charter in October 2006.

Audit Committee Report

In October, 2006, the Board of Directors, acting in the capacity of the interim Audit Committee, submitted the following report:

     I/we have reviewed and discussed with management the Company's audited financial statements for the year ended June 30, 2006 (the "Fiscal Year 2006 Financial Statements").

     I/we have discussed with the independent auditors the matters required to be discussed by Statement on Auditing Standards No. 61, Communication with Audit Committees, as amended, by the Auditing Standards Board of the American Institute of Certified Public Accountants.

     I/we have received and reviewed the written disclosures and the letter from the independent auditors required by Independence Standard No. 1, Independence Discussions with Audit Committees, as amended, by the Independence Standards Board, and have discussed with the auditors the auditors' independence.

     Based upon the reviews and discussions referred to above, I/we recommended to the Board of Directors that the Fiscal Year 2006 Financial Statements be included in the Company's Form 10-KSB and 10-KSB/A for the year ended June 30, 2006.

     This Audit Committee Report shall not be deemed incorporated by reference in any document previously or subsequently filed with the Securities and Exchange Commission that incorporates by reference all or any portion of the proxy statement, in connection with the annual meeting, except to the extent that the Company specifically requests that this Report be specifically incorporated by reference.

     Date: September 29, 2006                  The Board of Directors

Board and Committee Attendance

     In fiscal 2006, the Board of Directors held three formal meetings. A majority of directors attended each meeting in person or by telephone. The Compensation Committee held no meetings during fiscal 2006. The Audit Committee held three meetings during fiscal 2006.

Code of Ethics for Senior Financial Officers

     The Company has adopted a Code of Ethics for Senior Financial Officers. The Code of Ethics applies to all senior financial officers of the Company, including the Chief Executive Officer, the Chief Financial Officer, the Treasurer and any other person performing similar functions. A copy of the Code of Ethics may be obtained, free of charge, by requesting the same from the Company by contacting the Company by telephone, at the telephone number shown on the cover of this report, or by writing to James B. Anderson, Chief Financial Officer, Procyon Corporation, 1300 S. Highland Avenue, Clearwater, Florida 33756.

ITEM 10. EXECUTIVE COMPENSATION.

     Summary Compensation Table. The following table sets forth the annual and long-term compensation for services in all capacities to the Company for the three fiscal years ended June 30, 2006, 2005 and 2004 of the Company's Chief


Executive Officer (the "Named Officer"). One officer of the Company received total annual salary and bonus in excess of $100,000 during the fiscal year ended
June 30, 2006 ("Fiscal 2006").

                                                                      Long Term Compensation Awards
                               Fiscal   Annual    Compensation   Securities Underlying      All Other
Name and Principal Position    Year    Salary($)    Bonus($)        Options/SARs(#)      Compensation($)
---------------------------    ----    ---------    --------        ---------------      ---------------
John C. Anderson,              2006    $  24,000       -0-                                    $-0-
 deceased                      2005    $ 144,000       -0-                                     -0-
                               2004       99,000       -0-                                     -0-
Regina W. Anderson,            2006    $ 104,000    $1,000                --                   -0-
  President, Chief Executive   2005          -0-       -0-                --                   -0-
  Officer and Director         2004          -0-       -0-                --                   -0-
Justice W. Anderson,           2006    $  38,000    $1,000                --               $ 91,452(1)
  Vice President of Sales
  & Marketing

     (1) Consists solely of commission on sales from Amerx Health Care Corp.

     Option Grants Table. No grants of stock options were made to the named officer during fiscal 2006.

     Aggregated Option Exercises in Last Fiscal Year and Year-End Option Values
Table. The following table sets forth information on the number of securities and value underlying exercisable and unexercisable options for the Named
Officers for the year ended June 30, 2006.

                                            Number of Securities Under-    Value of Unexercised In-
                  Shares                    lying Unexercised Options/     the-Money(1) Options/SARs
                  Acquired      Value       SARs at Fiscal Year-End        at Fiscal Year-End($)(2)
 Name             on Exercise   Realized   Exercisable    Unexercisable   Exercisable   Unexercisable
 ----             -----------   --------   -----------    -------------   -----------   -------------

Regina W. Anderson       -0-        -0-       60,000           -0-          $8,781            $0
Justice W. Anderson      -0-        -0-        -0-             -0-          $0                $0

(1) Options are "in the money" if the fair market value of the underlying securities exceeds the exercise or base price of the option.

(2) The dollar values are calculated be determining the difference between the fair market value of the securities underlying the options at fiscal year end and the exercise or base price of the options. The closing bid price for the Common Stock was $0.35 on June 29, 2006, the last trading date for the end of the 2006 fiscal year.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

     The following table sets forth certain information regarding beneficial ownership of Common Stock as of October 17, 2006 by (i) each person known by the Company to own beneficially more than 5% of the outstanding Common Stock, (ii) each director or director nominee, and (iii) all executive officers and directors as a group. Each person has sole voting and sole investment or dispositive power with respect to the shares shown except as noted. As to the Company's preferred stock, as of October 17, 2006, no officer or director of the company owned any preferred shares. In addition, no individual shareholder beneficially owned more than 5% of the Company's preferred shares.

                                                  Common Shareholdings on
                                                  October 17, 2006

                                                  Number of           Percent of
Name and Address(6)                               Shares              Class
-------------------                               ------              -----

Regina W. Anderson(6)                             3,483,000(3)            43.3
Chester L. Wallack (l)                              120,000(3)             1.5
Fred W. Suggs (l)                                   160,000(3)             2.0

                                                  Common Shareholdings on
                                                  October 17, 2006

                                                  Number of           Percent of
Name and Address(6)                               Shares              Class
-------------------                               ------              -----

Alan B. Crane (1)                                    80,000(3)             1.0
Jeffery S. Slowgrove (2)                            716,200(4)             8.9
Richard T. Thompson(2)                               65,000(8)              *
James B. Anderson                                   111,000(7)             1.4
Justice W. Anderson                                  73,000                 *
All directors and officers
as a group (eight persons)                        4,748,200               59.0%
RMS Limited Partnership, 50 W. Liberty St,        1,600,000               19.9%
Suite 650, Reno, NV 89501

*Less than 1%
(1) Member of the Compensation Committee. Mr. Slowgrove resigned from the Compensation Committee effective March 31,2006.
(2) Member of the Audit Committee. Mr. Slowgrove resigned from the Audit Committee effective March 31, 2006. Mr. Thompson died on October 19, 2006.
(3) Includes 60,000 shares subject to currently exercisable options or options which will become exercisable within 60 days.
(4) Includes 10,000 shares of subject to currently exercisable options or options which will become exercisable within 60 days.
(5) Except as noted above, the address for all persons listed is 1300 S. Highland Ave, Clearwater, Florida 33756
(6) Ms. Anderson beneficially owns 3,350,000 shares of common stock and 60,000 currently exercisable options to purchase shares of common stock as Administrator for the Estate of John C. Anderson in accordance with Mr. Anderson's will. She previously owned 72,500 shares of common stock.
(7) Includes 30,000 shares subject to currently exercisable options and 10,000 shares in joint name with his wife.
(8) Includes 20,000 shares subject to currently exercisable options or options which will become exercisable within 60 days, and 15,000 shares in joint name with his wife.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Messrs. Wallack, Suggs, Crane and Thompson, have purchased a total of 261,000 shares of Preferred Stock at a price of $1 per share. Such purchases were made on terms and conditions, which were identical to the purchases made by all other private investors who purchased Preferred Stock. Regina W. Anderson, our Chairman and Chief Executive Officer, personally guaranteed the loan we secured from Bank of America, N.A., in the amount of $508,000, to purchase our office building in July 2006. Mr. Slowgrove, a director, acted as a consultant to the Company for portions of fiscal 2006, at a total compensation to him of approximately $11,250.

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