Form 10KSB/A
period 2006-06-30
PROCYON CORP
filed 2006-10-31
CIK 812306

FORM 10-KSB/A
                                 Amendment No. 2

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

                                Explanatory Note
                                ----------------

     This amendment Number 2 on Form 10-KSB/A to Procyon Corporation's annual report on Form 10-KSB, amends the original filing and amendment Number 1. Except to change the dates on the certifications in Exhibits 31.1, 31.2 and 32.1 and to change the date of the signatures, no other changes are being made to amendment number 1, which was filed on October 30, 2006.


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

     The Company formed an Audit Committee in July 2004, composed solely of Mr. Slowgrove. Richard T. Thompson joined the Audit Committee as its Chairman in March, 2006. Mr. Slowgrove resigned from the Audit Committee effective March 31, 2006. In October 2006, we determined that our remaining Audit Committee member, Mr. Thompson, did not meet the definition of independence for purposes of audit committee service as contained in the applicable rules of The Nasdaq Stock Market, Inc. ("Nasdaq"). In addition, Mr. Thompson had been unable to serve on the Audit Committee because of health-related concerns. On October 19, 2006, Mr. Thompson died. In October 2006, the entire board of directors voted to act as the Company's Audit Committee on an interim basis. We believe that all but two members of the present Board of Directors (Regina Anderson and Mr. Slowgrove) and all but two of the nominees (James B. Anderson and Justice W. Anderson) meet the definition of independence under applicable Nasdaq rules. Under those Rules, Regina Anderson, James B. Anderson and Justice W. Anderson are not independent because they are executive officers. Mr. Slowgrove is not believed to be independent under the Nasdaq rules because he has acted as a consultant to the Company and received fees in connection therewith. The Board nominated Michael
T. Foley as director and Audit Committee member and Chair. The Board believes that if Mr. Foley is elected at our next annual meeting, he is independent pursuant to Nasdaq rules and also meets the requirements of an audit committee financial expert. The function of the Audit Committee is to review and approve the scope of audit procedures employed and to review and approve the audit reports rendered by the Company's independent auditors and to approve the audit fees charged by the independent auditors. In addition, pursuant to the Sarbanes-Oxley Act of 2002 and rules promulgated thereunder, the Audit Committee is responsible for, among other things, pre-approving all audit and non-audit services performed by the independent auditors, approving the engagement of the auditors and receiving certain reports from the independent auditors prior to the filing of the audit report. The Audit Committee reports to the Board of Directors with respect to such matters and recommends the selection of independent auditors. The Audit Committee adopted a charter in October 2006.

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

Date: October 30, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the registrant and in the capacities and on the dates indicated have signed this report below.

Signature                          Title                           Date
---------                          -----                           ----

/s/ Regina W. Anderson     Chief Executive Officer,           October 30, 2006
Regina W. Anderson         President


/s/ Chester L. Wallack     Director                           October 30, 2006
 Chester L. Wallack


/s/ Fred W. Suggs, Jr.     Director                           October 30, 2006
Fred W. Suggs, Jr.


/s/ Jeffery S. Slowgrove   Director                           October 30, 2006
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