Form 10QSB
period 2006-09-30
PROCYON CORP
filed 2006-11-14
CIK 812306

SECURITIES & EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                   FORM 10-QSB


             [x] Quarterly Report Under Section 13 or 15 (d) of the
                         Securities Exchange Act of 1934

                  For Quarterly Period Ended September 30, 2006

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


                   1300 S. Highland Ave. Clearwater, FL 33756
                   ------------------------------------------
                         (Address of Principal Offices)


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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ X ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common stock, no par value; 8,049,588 shares outstanding as of November 13, 2006

Transitional Small Business Disclosure Format (check one) Yes [ ] No [x]

PART I. FINANCIAL INFORMATION


Item                                                                        Page
                                                                            ----


ITEM 1. FINANCIAL STATEMENTS ................................................. 3

Index to Financial Statements
-----------------------------

Financial Statements:

Consolidated Balance Sheets .................................................. 3
Consolidated Statements of Operations ........................................ 4
Consolidated Statements of Cash Flows ........................................ 5
Notes to Financial Statements ................................................ 6


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS .............................12


ITEM 3. CONTROLS AND PROCEDURES ..............................................16


                           PART II. OTHER INFORMATION

ITEM 5. OTHER INFORMATION ....................................................16

ITEM 6. EXHIBITS .............................................................17

SIGNATURES ...................................................................17


PROCYON CORPORATION & SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
September 30, 2006 and June 30, 2006


                                                                    (unaudited)     (audited)
                                                                    September 30     June 30
                                                                        2006           2006
                                                                    -----------    -----------
ASSETS

CURRENT ASSETS
              Cash                                                  $   304,799    $   288,377
              Accounts receivable, less allowance of $2,500             161,432        146,446
              for doubtful accounts
              Inventories                                               139,619        150,865
              Prepaid Expenses                                          108,641        120,516
              Deferred Tax Asset                                        152,213        133,245
                                                                    -----------    -----------
                             Total Current Assets                       866,704        839,449

PROPERTY AND EQUIPMENT, NET                                             597,923         62,962

OTHER ASSETS
              Deposits                                                    1,513          8,748
                                                                    -----------    -----------

TOTAL ASSETS                                                        $ 1,466,140    $   911,159
                                                                    ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
              Accounts Payable                                      $   135,293    $   125,648
              Accrued Expenses                                           75,448         82,220
              Current Portion of Mortgage Payable                        20,082           --
                                                                    -----------    -----------
                          TOTAL CURRENT LIABILITIES                     230,823        207,868

LONG TERM LIABILITIES
              Deferred Tax Liability                                $     8,769    $     9,063
              Mortgage Payable                                          484,915           --
                                                                    -----------    -----------
                          TOTAL LONG TERM LIABILITIES                   493,684          9,063

STOCKHOLDERS' EQUITY
              Preferred stock, 496,000,000 shares authorized;
              none issued
              Series A Cumulative Convertible Preferred stock,
              no par value; 4,000,000 shares authorized; 204,900
              shares issued and outstanding                             160,750        160,750
              Common stock, no par value, 80,000,000 shares
              authorized; 8,049,588 shares issued and outstanding     4,410,876      4,410,876
              Paid-in capital                                             6,000          6,000
              Accumulated Deficit                                    (3,835,993)    (3,883,398)
                                                                    -----------    -----------
                          TOTAL STOCKHOLDERS' EQUITY                    741,633        694,228
                                                                    -----------    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $ 1,466,140    $   911,159
                                                                    ===========    ===========


The accompanying notes are an integral part of these financial statements


PROCYON CORPORATION & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Three Months Ended September 30, 2006 and 2005

                                                     Three Months        Three Months
                                                        Ended               Ended
                                                 September 30, 2006   September 30, 2005
                                                     (unaudited)          (unaudited)
                                                     -----------          -----------

NET SALES                                            $   586,160          $   550,103

COST OF SALES                                            146,379              133,994
                                                     -----------          -----------

GROSS PROFIT                                             439,781              416,109

OPERATING EXPENSES

           Salaries and Benefits                         188,725              153,305
           Selling, General and Administrative           219,076              163,270
                                                     -----------          -----------
                                                         407,801              316,575

INCOME FROM OPERATIONS                                    31,980               99,534

OTHER INCOME (EXPENSE)
           Interest Expense                               (6,333)              (2,647)
           Interest Income                                 2,496                  340
                                                     -----------          -----------
                                                          (3,837)              (2,307)
                                                     -----------          -----------

INCOME BEFORE INCOME TAXES                                28,143               97,227

INCOME TAX BENEFIT                                        19,262               14,051
                                                     -----------          -----------

NET INCOME                                                47,405              111,278

Dividend requirement on preferred stock                    5,123                5,373
                                                     -----------          -----------

Basic net income availabe to common shares           $    42,282          $   105,905
                                                     ===========          ===========

Basic net income per common share                    $      0.01          $      0.01

Weighted average number of common
           shares outstanding                          8,049,588            8,055,827
                                                     ===========          ===========

Diluted net income per common share                  $      0.01          $      0.01

Weighted average number of common shares
           outstanding, basic and diluted              8,371,765            8,382,294
                                                     ===========          ===========


The accompanying notes are an integral part of these financial statements.


PROCYON CORPORATION & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ending September 30, 2006 and 2005
                                                                              Three Months    Three Months
                                                                                 Ended           Ended
                                                                              September 30,   September 30,
                                                                                  2006           2005
                                                                                ---------      ---------
                                                                               (unaudited)    (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES

Net Income                                                                      $  47,405      $ 111,278

Adjustments to reconcile net income to net cash used in operating activities:

        Depreciation                                                                8,287          5,771
        Deferred Income Taxes                                                     (19,262)       (14,051)
        Decrease (increase) in:
                 Accounts Receivable                                              (14,986)       (11,369)
                 Inventory                                                         11,246         31,358
                 Prepaid Expenses                                                  11,875          7,597
                 Other Assets                                                       7,235         17,114
        Increase (decrease) in:
                 Accounts payable                                                   9,645        (29,111)
                 Accrued expenses                                                  (6,772)       (20,453)
                                                                                ---------      ---------
                      NET CASH PROVIDED
                      BY OPERATING ACTIVITIES                                      54,673         98,134

CASH FLOW FROM INVESTING ACTIVITIES

        Purchase of property & equipment                                          (35,248)        (3,111)
                                                                                ---------      ---------
                      NET CASH USED
                      BY INVESTING ACTIVITIES                                     (35,248)        (3,111)

CASH FLOW FROM FINANCING ACTIVITIES

        Payments on note payable - related party                                     --          (90,000)
        Payments on Mortgage Payable                                               (3,003)          --
        Payments on capital lease obligations                                        --             (856)
                                                                                ---------      ---------

                      NET CASH USED
                      BY FINANCING ACTIVITIES                                      (3,003)       (90,856)


                      NET CHANGE IN CASH                                           16,422          4,167


CASH AT BEGINNING OF PERIOD                                                       288,377         26,580
                                                                                ---------      ---------

                      CASH AT END OF PERIOD                                     $ 304,799      $  30,747
                                                                                =========      =========

SUPPLEMENTAL DISCLOSURES

Interest Paid                                                                   $   6,333      $   2,647
Taxes Paid                                                                           --             --

NONCASH TRANSACTION DISCLOSURE

Purchase of Office Building Financed by Mortgage                                $ 508,000           --

The accompanying notes are an integral part of these financial statements.

                                                    5

Notes to Financial Statements

NOTE A - SUMMARY OF ACCOUNTING POLICIES

          The interim financial statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations. The Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the Company's audited financial statements dated June 30, 2006. The results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year.

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

          On September 30, 2006, there were outstanding options to purchase 300,000 shares of our common stock at exercise prices ranging from $0.16 to $0.21 per share and expiration dates between December 2009 and November 2010. These options were vested at the time of grant. During the quarter ended September 30, 2006, no options were granted. Therefore, the adoption of SFAS 123R does not have an impact on the statement of operations for period ending September 30, 2006.

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

          If we had previously accounted for stock-based compensation in the interim period using the fair value method rather than the intrinsic value method, the pro forma amounts of our net income and income per common share would have been reported as follows:

                                                               3 months ended
                                                             September 30, 2005
                                                             ------------------

     Net income applicable to common stock:

              As reported                                       $   105,905

     Pro forma adjustments for compensation                            --
                                                                -----------

     Pro forma                                                  $   105,905
                                                                ===========

     Income per common share:

     Basic - as reported                                        $      0.01

     Basic - pro forma                                          $      0.01

     Diluted - as reported                                      $      0.01

     Diluted - pro forma                                        $      0.01

          The fair value of a stock option is determined using the Black-Scholes option-pricing model, which values options based on the stock price at the grant date, the expected life of the option, the estimated volatility of the stock, the expected dividend payments, and the risk-free interest rate over the life of the option. There were no options granted during the quarters ended September 30, 2006 and 2005.

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

NOTE B - INVENTORIES

          Inventories consisted of the following:

                                           September 30,       June 30,
                                               2006              2006
                                             --------          --------
          Finished Goods                     $ 31,254          $ 61,330
          Raw Materials                      $108,365          $ 89,535
                                             --------          --------
                                             $139,619          $150,865
                                             ========          ========

NOTE C - STOCKHOLDERS' EQUITY

          During January 1995, the Company's Board of Directors authorized the issuance of up to 4,000,000 shares of Series A Cumulative Convertible Preferred Stock ("Series A Preferred Stock"). The preferred stockholders are entitled to receive, as and if declared by the board of directors, quarterly dividends at an annual rate of $.10 per share of Series A Preferred Stock per annum. Dividends will accrue without interest and will be cumulative from the date of issuance of the Series A Preferred Stock and will be payable quarterly in arrears in cash or publicly traded common stock when and if declared by the Board of Directors. As of September 30, 2006, no dividends have been declared. Dividends in arrears on the outstanding preferred shares total $191,984 as of September 30, 2006.

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

NOTE D - INCOME TAXES AND AVAILABLE CARRYFORWARD

          As of September 30, 2006, the Company had consolidated income tax net operating loss ("NOL") carryforward for federal income tax purposes of approximately $3,962,000. The federal NOL will expire in various years ending through the year 2022.

          For the three months periods ended September 30, 2006 and 2005, the components of the provision for income taxes (benefits) are attributable to continuing operations as follows:

                                               September 30,     September 30,
                                                   2006               2005
                                                -----------       -----------
     Current
                Federal                         $      --         $      --
                State                                  --                --
                                                -----------       -----------
                                                $      --         $      --
     Deferred
                Federal                         $   (16,447)      $   (12,696)
                State                                (2,815)           (1,355)
                                                -----------       -----------
                                                $   (19,262)      $   (14,051)
                                                ===========       ===========

          Deferred income taxes reflect the net tax effects of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                                Current      Non-Current
                                                              -----------    -----------
     Deferred tax assets:
            Net operating loss & contribution carryforwards   $   151,273    $ 1,343,377
            Allowance for doubtful accounts                           941
            Less: Valuation allowance                                         (1,343,377)
                                                              -----------    -----------
                                                              $   152,214    $      --
     Deferred tax (liabilities):
            Excess of tax over book depreciation                                  (8,769)
                                                              -----------    -----------
                                                                     --           (8,769)
                                                              -----------    -----------
     Net deferred tax asset (liability)                       $   152,214    $    (8,769)
                                                              ===========    ===========

     The change in the valuation allowance is as follows:

            September 30, 2006                                $ 1,343,377
            June 30, 2006                                       1,373,049
                                                              -----------
            Change in valuation allowance                     $   (29,672)
                                                              ===========

                                        9

          The decrease in the valuation allowance is due to the expected utilization of net operating loss carryforwards. A valuation allowance of approximately $1,343,000 has been provided to reduce the asset to the net amount of tax benefit management believes it will more likely than not realize. As time passes, management will be able to better assess the amount of tax benefit it will realize from using the carryforward.

          Income taxes for the three month periods ended September 30, 2006 and September 30, 2005 differ from the amounts computed by applying the effective income tax rates of 37.63% and 37.63%, respectively, to income before income taxes as a result of the following:



                                                   September 30,   September 30,
                                                       2006            2005
                                                     --------        --------

     Expected provision (benefit)                    $  9,569        $ 33,057

     State income taxes net of federal benefits         1,004           3,571

     Nondeductible (income) expense                       786              46

     Change in valuation allowance                    (29,672)        (50,688)

     Other, net                                          (949)            (37)
                                                     --------        --------

                                                     $(19,262)       $(14,051)
                                                     ========        ========


NOTE E - MORTGAGE PAYABLE

          On July 21, 2006, we entered into a mortgage loan for $508,000 with the Bank of America for the purchase of our corporate office building. The mortgage loan is due in 15 years. Interest is fixed at 7.25%. Interest expense was $6,129 for the three months ended September 30, 2006.

       Maturities of long-term debt associated with the mortgage payable are as follows:

         Year Ending June 30,
         -----------------------------------------

                 9 months 2007                     $      14,925

                 2008                                     21,201

                 2009                                     22,790

                 2010                                     24,498

                 2011                                     26,335

                 2012 and thereafter                     395,248
                                                   --------------
                                                         504,997

                 Less current portion                     20,082
                                                   --------------

                                                   $     484,915
                                                   =============


NOTE F - RECENT ACCOUNTING PRONOUNCEMENT

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

          The Company's condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which require the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosures. A summary of those significant accounting policies can be found in the Notes to the Consolidated Financial Statements included in the Company's annual report on 10-KSB, for the year ended June 30, 2006, which was filed with the Securities and Exchange Commission on September 29, 2006. The estimates used by management are based upon the Company's historical experiences combined with management's understanding of current facts and circumstances. Certain of the Company's accounting policies are considered critical as they are both important to the portrayal of the Company's financial condition and the results of its operations and require significant or complex judgments on the part of management.

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

Advertising and Marketing

          The Company uses several forms of advertising, including sponsorships to agencies who represent the professionals in their respective fields. The Company expenses these sponsorships over the term of the advertising arrangements, on a straight line basis. Other forms of advertising used by the Company include professional journal advertisements and mailing campaigns. These forms of advertising are expensed when incurred.

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

Financial Condition

          As of September 30, 2006, the Company's principal sources of liquid assets included cash of $304,799, inventories of $139,619, and net accounts receivable of $161,432. The Company had net working capital of $635,881, and long-term debt of $493,684 at September 30, 2006.

          During the three months ended September 30, 2006, cash increased from $288,377 as of June 30, 2006 to $304,799. Operating activities provided cash of $54,673 during the period, consisting primarily of net income of $47,405. Cash used by financing activities was $3,003 as compared to cash used by financing activities of $90,856 for the corresponding period in 2005.

          The Company recorded deferred tax assets of $152,213, and deferred tax liability of $8,769, at September 30, 2006. A valuation allowance of approximately $1,343,000 has been recorded to reduce the asset to the net amount of expected tax benefit management believes it will more likely than not realize. As time passes, management will be able to better assess the amount of tax benefit the Company expects to realize.

Results of Operations

Comparison of the three months and ended September 30, 2006 and 2005.

          Net sales during the quarter ended September 30, 2006 were $586,160, as compared to $550,103 in the quarter ended September 30, 2005, an increase of $36,057, or 7%. The increase in sales was mainly attributable to increased sales to distributors. Sales from the Sirius subsidiary have leveled off, as management continues to find ways to reach its intended market. We continue to believe there is great potential for Sirius as the number of diagnosed diabetics increases each day.

          Gross profit during the quarter ended September 30, 2006 was $439,781, as compared to $416,109 during the quarter ended September 30, 2005, an increase of 23,762, or 6%. As a percentage of net sales, gross profit was 75% in the quarter ended September 30, 2006 and 76% in the corresponding quarter in 2005.

          Operating expenses during the quarter ended September 30, 2006, were $407,801, consisting of $188,725 in salaries and benefits, and $219,076 in selling, general and administrative expenses. This compares to operating expenses during the quarter ended September 30, 2005 of $316,575, consisting of $153,305 in salaries and benefits, and $163,270 in selling, general and administrative expenses. Expenses for the quarter ended September 30, 2006 increased compared to the corresponding quarter in 2005. Increases in the salaries and benefits for the period was due to lower wages paid, secondary to the absence of a CEO for a brief period between first and second quarters of Fiscal 2006, and increased commissions. Selling, general and administrative cost increased heavily for the quarter ended September 30, 2006 compared to the quarter ended September 30, 2005. This increase was mainly attributable to purchasing our office building including but not limited to pre-purchase expenses, insurance cost, legal fees and property taxes. The Company also purchased and implemented a new accounting software program that is more suitable for growth. The Company also introduced a new product to the market, and incurred cost accordingly with its launch.

          Operating profit decreased by $67,554 (68%) to $31,980 for the quarter ended September 30, 2006, from $99,534 in the comparable quarter of the prior year. Net Profit (before dividend requirements for Preferred Shares) was $47,405 during the three months ended September 30, 2006, as compared to $111,278 during the three months ended September 30, 2005. The decrease in profit comes largely from an increase in prepurchase expenses related to acquiring our office building, training costs related to new software and launching a new product. We have improved our cash position. Amerx continues efforts to increase market share for its products. Sirius continues efforts to penetrate the aging diabetic market. We also believe that sales will continue to increase if the Company finds new markets for both its products and services.

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

     (b) Changes in Internal Controls Over Financial Reporting

          During the first fiscal quarter of 2007, the Company did not institute any significant changes in its internal control over financial reporting that materially affected or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 5. OTHER INFORMATION

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

                                            PROCYON CORPORATION


November 14, 2006                           By: /s/ REGINA W. ANDERSON
-----------------                               ----------------------
Date                                            Regina W. Anderson,
                                                Chief Executive Officer