Form 10QSB
period 2006-12-31
PROCYON CORP
filed 2007-02-14
CIK 812306

SECURITIES & EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

[x] Quarterly Report Under Section 13 or 15 (d) of
the Securities Exchange Act of 1934

For Quarterly Period Ended December 31, 2006

[ ] Transition Report Under Section 13 or 18(d) of the Exchange Act

Commission File Number: 0-17449

PROCYON CORPORATION
(Exact Name of Small Business Issuer as specified in its charter)

COLORADO	59-3280822
(State of Incorporation)	(IRS Employer Identification Number)

1300 S. Highland Ave. Clearwater, FL 33756
(Address of Principal Offices)

(727) 447-2998
(Issuer’s Telephone Number)

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: Common stock, no par value; 8,049,588 shares outstanding as of February 9, 2007

Transitional Small Business Disclosure Format (check one) Yes [ ] No [x]

PART I. — FINANCIAL INFORMATION

Item	Pa	ge

ITEM 1. FINANCIAL STATEMENTS	3

Index to Financial Statements

Financial Statements:

Consolidated Balance Sheets	3
Consolidated Statements of Operations	4
Consolidated Statements of Cash Flows	5
Notes to Financial Statements	6

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS
OR PLAN OF OPERATION	11

ITEM 3. CONTROLS AND PROCEDURES	16

PART 11 - OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	16

ITEM 5. OTHER INFORMATION	17

ITEM 6. EXHIBITS	17

SIGNATURES	18

PROCYON CORPORATION & SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2006 and June 30, 2006

	(unaudited) December 31, 2006	(audited) June 30, 2006
ASSETS

CURRENT ASSETS
Cash	$ 336,031	$ 288,377
Accounts receivable, net of $2,500
allowance for doubtful accounts	126,457	146,446
Prepaid expenses	102,355	120,516
Inventories	143,889	150,865
Deferred tax asset	131,693	133,245

TOTAL CURRENT ASSETS	840,425	839,449

PROPERTY AND EQUIPMENT, NET	599,145	62,962

OTHER ASSETS
Deposits	10,375	8,748
Deferred tax asset	143,283	—

	153,658	8,748

TOTAL ASSETS	$ 1,593,228	$ 911,159

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts Payable	$ 134,511	$ 125,648
Accrued Expenses	64,752	82,220
Current Portion of Mortgage Payable	20,448	—

TOTAL CURRENT LIABILITIES	219,711	207,868

LONG-TERM LIABILITY
Deferred tax liability	—	9,063
Mortgage Payable	479,769	—

TOTAL LONG TERM LIABILITIES	479,769	9,063

STOCKHOLDERS' EQUITY
Preferred stock, 496,000,000 shares authorized,
none issued
Series A Cumulative Convertible Preferred stock,
no par value; 4,000,000 shares authorized; 204,900
shares issued and outstanding	160,750	160,750
Common stock, no par value, 80,000,000 shares
authorized; 8,046,588 shares issued and outstanding	4,410,876	4,410,876
Paid-in Capital	6,000	6,000
Accumulated deficit	(3,683,878)	(3,883,398)

TOTAL STOCKHOLDERS' EQUITY	893,748	694,228

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 1,593,228	$ 911,159

The accompanying notes are an integral part of these financial statements.

PROCYON CORPORATION & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Three Months Ended December 31, 2006 and 2005
Six Months Ended December 31, 2006 and 2005

	(unaudied) Three Months Ended Dec. 31, 2006	(unaudited) Three Months Ended Dec. 31, 2005	(unaudited) Six Months Ended Dec. 31, 2006	(unaudited) Six Months Ended Dec. 31, 2005
NET SALES	$ 566,699	$ 527,242	$ 1,152,859	$ 1,077,345

COST OF SALES	126,395	118,531	272,772	252,525

GROSS PROFIT	440,304	408,711	880,087	824,820

OPERATING EXPENSES

Salaries and Benefits	193,802	160,909	382,526	314,214
Selling, General and Administrative	219,332	175,601	438,408	338,870

	413,134	336,510	820,934	653,084

INCOME FROM OPERATIONS	27,170	72,201	59,153	171,736

OTHER INCOME (EXPENSE)
Interest Income	2,638	156	5,134	496
Interest Expense	(9,226)	(309)	(15,559)	(2,956)

	(6,588)	(153)	(10,425)	(2,460)

INCOME BEFORE INCOME TAXES	20,582	72,048	48,728	169,276

INCOME TAX (EXPENSE) BENEFIT	131,532	(16,488)	150,794	(2,437)

NET INCOME	152,114	55,560	199,522	166,839

Dividend requirements on preferred stock	(5,123)	(5,373)	(10,245)	(10,745)

Basic net income available to common shares	$ 146,991	$ 50,187	$ 189,277	$ 156,094

Basic net income per common share	$ 0.02	$ 0.01	$ 0.02	$ 0.02

Weighted average number of common shares outstanding	8,049,588	8,039,588	8,049,588	8,047,708

Diluted net income per common share	$ 0.02	$ 0.01	$ 0.02	$ 0.02

Weighted average number of common shares outstanding, basic and diluted	8,353,493	8,377,139	8,353,493	8,385,259

The accompanying notes are an integral part of these financial statements.

PROCYON CORPORATION & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six months Ending December 31, 2006 and 2005

	Six Months Ended December 31, 2006	Six Months Ended December 31, 2005
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES

Net Income	$ 199,522	$ 166,839
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	17,805	12,506
Preferred Income Taxes	(150,794)	2,437
Decrease (increase) in:
Accounts Receivable	19,989	5,423
Inventory	6,976	(4,180)
Prepaid Expenses	18,161	(9,606)
Other Assets	(1,627)	18,709
Increase (decrease) in:
Accounts Payable	8,863	10,839
Accrued Expenses	(17,468)	(13,133)

NET CASH PROVIDED BY OPERATING ACTIVITIES	101,427	189,834

CASH FLOW FROM INVESTING ACTIVITIES

Purchase of property & equipment	(45,990)	(7,054)

NET CASH USED BY INVESTING ACTIVITIES	(45,990)	(7,054)

CASH FLOW FROM FINANCING ACTIVITIES

Payments on note payable -related party	—	(90,000)
Payments on Mortgage Payable	(7,783)
Payments on capital lease obligations	—	(1,746)

NET CASH USED BY FINANCING ACTIVITIES	(7,783)	(91,746)

NET CHANGE IN CASH	47,654	91,034

CASH AT BEGINNING OF PERIOD	288,377	26,580

CASH AT END OF PERIOD	$ 336,031	$ 117,614

SUPPLEMENTAL DISCLOSURES
Interest Paid	$ 15,559	$ 2,956
Taxes Paid	$ —	$ —

NONCASH TRANSACTION DISCLOSURE

Purchase of Office Building Financed by Mortgage	$ 508,000	$ —

The accompanying notes are an integral part of these financial statements.

Notes to Financial Statements

NOTE A - SUMMARY OF ACCOUNTING POLICIES

The interim financial statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations. The Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the Company’s audited financial statements dated June 30, 2006. The results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year.

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

STOCK-BASED COMPENSATION

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123R (“SFAS 123R”), “Share-Based Payment,” which is a revision of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation.” SFAS 123R is effective for small business publicly traded companies, for interim or annual periods beginning after December 15, 2005. It supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and amends Statement of Financial Accounting Standards No. 95, “Statement of Cash Flows.” SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations based upon their fair values and rescinds the acceptance of pro forma disclosure. SFAS 123R permits two methods of adoption, a “modified prospective” method and a “modified retrospective” method. Under the modified prospective method, stock-based compensation cost is recognized, beginning with the effective date, based on the requirements of SFAS 123R for all share-based payments granted after the effective date and for all awards granted prior to the effective date that remain unvested on the effective date. The modified retrospective method includes the requirements of the modified prospective method and also permits restatement of prior periods based on amounts previously reported in pro forma disclosures pursuant to SFAS 123 for either all periods presented or for only prior interim periods of the year of adoption. We adopted the modified prospective method prescribed in SFAS 123R, effective January 1, 2006.

On December 31, 2006, there were outstanding options to purchase 300,000 shares of our common stock at exercise prices ranging from $0.16 to $0.21 per share and expiration dates between December 2009 and November 2010. These options were vested at the time of grant. During the quarter ended December 31, 2006, no options were granted. Therefore, the adoption of SFAS 123R does not have an impact on our statement of operations for period ending December 31, 2006.

Previously, we accounted for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations and elected to apply the disclosure-only provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,”as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” Under the intrinsic value method, compensation expense for stock options was recognized over the vesting period of the grant based on the excess, if any, of the market price of our common stock at the date of grant over the stock option exercise price. As governed by the Plan, stock options were generally granted at or near fair market value on the date of grant.

If we had previously accounted for stock-based compensation in the interim period using the fair value method rather than the intrinsic value method, the pro forma amounts of our net income and income per common share would have been reported as follows:

	3 months ended December 31, 2005	6 months ended December 31, 2005

Net income applicable to common stock:
As reported	$ 50,187	$ 156,094
Pro forma adjustments for compensation	—	—

Pro forma	$ 50,187	$ 156,094

Income per common share:
Basic - as reported	$ 0.01		$ 0.02
Basic - pro forma	$ 0.01		$ 0.02
Diluted - as reported	$ 0.01		$ 0.02
Diluted - pro forma	$ 0.01	.	$ 0.02

The fair value of a stock option is determined using the Black-Scholes option-pricing model, which values options based on the stock price at the grant date, the expected life of the option, the estimated volatility of the stock, the expected dividend payments, and the risk-free interest rate over the life of the option. There were no options granted during the quarters ended December 31, 2006 and 2005.

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

NOTE B — INVENTORIES

Inventories consisted of the following:

	December 31, 2006	June 30, 2006
Finished Goods	$ 51,341	$ 61,330
Raw Materials	$ 92,548	$ 89,535

	$ 143,889	$ 150,865

NOTE C — STOCKHOLDERS’ EQUITY

During January 1995, the Company’s Board of Directors authorized the issuance of up to 4,000,000 shares of Series A Cumulative Convertible Preferred Stock (“Series A Preferred Stock”). The preferred stockholders are entitled to receive, as and if declared by the board of directors, quarterly dividends at an annual rate of $.10 per share of Series A Preferred Stock per annum. Dividends will accrue without interest and will be cumulative from the date of issuance of the Series A Preferred Stock and will be payable quarterly in arrears in cash or publicly traded common stock when and if declared by the Board of Directors. As of December 31, 2006, no dividends have been declared. Dividends in arrears on the outstanding preferred shares total $197,106 as of December 31, 2006.

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

NOTE D — INCOME TAXES AND AVAILABLE CARRYFORWARD

As of December 31, 2006, the Company had consolidated income tax net operating loss (“NOL”) carryforward for federal income tax purposes of approximately $3,935,000. The federal NOL will expire in various years ending through the year 2022.

For the six months periods ended December 31, 2006 and 2005, the components of the provision for income taxes (benefits) are attributable to continuing operations as follows:

	December 31, 2006	December 31, 2005

Current
Federal	$ —	$ —
State	—	—

Deferred
Federal	$ (128,754)	$ 2,081
State	(22,040)	356

	$ (150,794)	$ 2,437

Deferred income taxes reflect the net tax effects of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

	Current	Non-Current

Deferred tax assets:
Net operating loss & contribution carryforwards	$ 130,752	$ 1,352,628
Allowance for doubtful accounts	941	—
Less: Valuation allowance	—	(1,201,064)

	131,693	151,564
Deferred tax (liabilities):
Excess of tax over book depreciation	—	(8,281)

Net deferred tax asset (liability)	$ 131,693	$ 143,283

The change in the valuation allowance is as follows:

June 30, 2006	$ 1,373,049
December 31, 2006	1,201,063

Change in valuation allowance	$ (171,986)

The decrease in the valuation allowance is due to an increase in the expected utilization of net operating loss carry forwards. A valuation allowance of approximately $1,201,000 has been provided to reduce the asset to the net amount of tax benefit management believes it will more likely than not realize. As time passes, management will be able to better assess the amount of tax benefit it will realize from using the carryforward.

Income taxes for the six month periods ended December 31, 2006 and December 31, 2005 differ from the amounts computed by applying the effective income tax rates of 37.63% and 37.63%, respectively, to income before income taxes as a result of the following:

	December 31, 2006	December 31, 2005
Expected provision (benefit)	$ 16,568	$ 57,583
State income taxes net of federal benefits	1,769	6,148
Nondeductible (income) expense	1,323	316
Change in valuation allowance	(171,986)	(61,610)
Other, net	1,533	—

	$ (150,794)	$ 2,437

NOTE E — MORTGAGE PAYABLE

On July 21, 2006, we entered into a mortgage loan for $508,000 with the Bank of America for the purchase of our corporate office building. The mortgage loan is due in 15 years and interest is fixed at 7.25%. Interest expense was $15,559 for the six months ended December 31, 2006.

     Maturities of long-term debt associated with the mortgage payable are as follows:

Year Ending June 30,

6 months 2007	$ 10,039
2008	21,201
2009	22,790
2010	24,498
2011	26,335
2012 and thereafter	395,354

500,217

Less current portion	20,448

$ 479,769

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

General

The following discussion and analysis should be read in conjunction with the unaudited Condensed Financial Statements and Notes thereto appearing elsewhere in this report.

“Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995

This Report on Form 10-QSB, including Management’s Discussion and Analysis of Financial Condition and Results of Operation, contains forward-looking statements. When used in this report, the words “may,” “will,” “expect,” “anticipate,” “continue,” “estimate,” “project,” “intend,” “hope,” “believe” and similar expressions, variations of these words or the negative of those words, and, any statement regarding possible or assumed future results of operations of the Company’s business, the markets for its products, anticipated expenditures, regulatory developments or competition, or other statements regarding matters that are not historical facts, are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 regarding events, conditions and financial trends including, without limitation, business conditions in the skin and wound care market, diabetic market and the general economy, competitive factors, changes in product mix, production delays, manufacturing capabilities, and other risks or uncertainties detailed in other of the Company’s Securities and Exchange Commission filings. Such statements are based on management’s current expectations and are subject to risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, the Company’s actual plan of operations, business strategy, operating results and financial position could differ materially from those expressed in, or implied by, such forward-looking statements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company’s condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which require the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosures. A summary of those significant accounting policies can be found in the Notes to the Consolidated Financial Statements included in the Company’s annual report on 10-KSB, for the year ended June 30, 2006, which was filed with the Securities and Exchange Commission on September 29, 2006. The estimates used by management are based upon the Company’s historical experiences combined with management’s understanding of current facts and circumstances. Certain of the Company’s accounting policies are considered critical as they are both important to the portrayal of the Company’s financial condition and the results of its operations and require significant or complex judgments on the part of management.

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

Deferred Income Taxes

Deferred income taxes are recognized for the expected tax consequences in future years for differences between the tax bases of assets and liabilities and thier financial reporting amounts, based upon exacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS 109”). We maintain a valuation allowance to reduce deferred tax assets to the net amount expected to be recovered in future periods. The estimates for deferred tax assets and the corresponding valuation allowance require us to exercise complex judgements. We periodically review and adjust those estimates based upon the most current information available. In accordance with SFAS 109 and based upon a review at December 31, 2006, of our utilization of deferred tax assets, we maintained a valuation allowance of $1,201,064. Because the recoverability of deferred tax assets is directly dependent upon future operating results, actual recoverability of deferred tax assets may differ materially from our estimates.

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

Stock Based Compensation

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123R (“SFAS 123R”), “Share-Based Payment,” which is a revision of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation.” SFAS 123R is effective for small business publicly traded companies, for interim or annual periods beginning after December 15, 2005. It supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and amends Statement of Financial Accounting Standards No. 95, “Statement of Cash Flows.” SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations based upon their fair values and rescinds the acceptance of pro forma disclosure. SFAS 123R permits two methods of adoption, a “modified prospective” method and a “modified retrospective” method. Under the modified prospective method, stock-based compensation cost is recognized, beginning with the effective date, based on the requirements of SFAS 123R for all share-based payments granted after the effective date and for all awards granted prior to the effective date that remain unvested on the effective date. The modified retrospective method includes the requirements of the modified prospective method and also permits restatement of prior periods based on amounts previously reported in pro forma disclosures pursuant to SFAS 123 for either all periods presented or for only prior interim periods of the year of adoption. We adopted the modified prospective method prescribed in SFAS 123R, effective January 1, 2006.

Financial Condition

As of December 31, 2006, the Company’s principal sources of liquid assets included cash of $336,031, inventories of $143,889, and net accounts receivable of $126,457. The Company had net working capital of $620,714, and long-term debt of $479,769 at December 31, 2006.

During the six months ended December 31, 2006, cash increased from $288,377 as of June 30, 2006 to $336,031. Operating activities provided cash of $101,427 during the period, consisting primarily of net income of $199,522. Cash used by financing activities was $7,783 as compared to cash used by financing activities of $91,746 for the corresponding period in 2005.

The Company recorded a current deferred tax asset of $131,693, and non-current deferred tax asset of $143,283, at December 31, 2006. A valuation allowance of approximately $1,201,000 has been recorded to reduce the asset to the net amount of expected tax benefit management believes it will more likely than not realize. Because the recoverability of deferred tax assets is directly dependent upon future operating results, actual recoverability of deferred tax assets may differ materially from our estimates.

Results of Operations

     Comparison of the three months and six months and ended December 31, 2006 and 2005.

Net sales during the quarter ended December 31, 2006 were $566,699, as compared to $527,242 in the quarter ended December 31, 2005, an increase of $39,457, or approximately 7%. Net sales for the six months ended December 31, 2006 were $1,152,859, as compared to $1,077,345 in the six months ended December 31, 2005, an increase of $75,514, or approximately 7%. Sales to distributors increased secondary to expanding our distributor base and to the increased volumes produced by existing distributors. Sales from our Sirius subsidiary have leveled off, as we continue to find ways to reach Sirius’ intended market. We believe there is great potential for Sirius as the number of diagnosed diabetics continues to increase.

Gross profit during the quarter ended December 31, 2006 was $440,304, as compared to $408,711 during the quarter ended September 30, 2005, an increase of $31,593, or approximately 8%. Gross profit for the six months ended December 31, 2006 was $880,087 as compared to $824,820, an increase of $55,267, or approximately 7%. As a percentage of net sales, gross profit was approximately 78% in the quarter ended December 31, 2006 and approximately 78% in the corresponding quarter in 2005. As a percentage of net sales, gross profit was approximately 76% and 77% for the six months ended December 31, 2006 and 2005, respectively.

Operating expenses during the quarter ended December 31, 2006, were $413,134, consisting of $193,802 in salaries and benefits, and $219,332 in selling, general and administrative expenses. This compares to operating expenses during the quarter ended December 31, 2005 of $336,510, consisting of $160,909 in salaries and benefits, and $175,601 in selling, general and administrative expenses. Expenses for the quarter ended December 31, 2006 increased by approximately $76,624, or approximately 23%, compared to the corresponding quarter in 2005. Increases in the salaries and benefits for the current period was due to lower wages paid in 2005, secondary to the absence of a CEO for a brief period between first and second quarters of Fiscal 2006, and increased commissions in 2006. Selling, general and administrative cost increased heavily for the quarter ended December 31, 2006 compared to the quarter ended December 31, 2005. This increase was mainly attributable to purchasing our office building, including but not limited to, pre-purchase expenses, insurance costs, legal fees and property taxes. The Company also purchased and implemented a new accounting software program that is more suitable for growth. The Company also introduced a new product to the market, and incurred cost accordingly with its launch.

Operating profit decreased by $45,031 (approximately 62%) to $27,170 for the quarter ended December 31, 2006, from $72,201 in the comparable quarter of the prior year. Net income (before dividend requirements for Preferred Shares) was $152,114 during the three months ended December 31, 2006, as compared to $55,560 during the three months ended December 31, 2005. The increase in net income was primarily attributable to an increase in the recoverability of deferred tax assets based on the expectation of being able to use the Net Operating Loss carry-forward. The current deferred tax asset calculation is based on a two year projection verses the one year projection utilized in previously reported quarters. The two year projection is currently utilized to reflect the Company’s increased fiscal stability as reported for the past fifteen quarters. Amerx continues efforts to increase market share for its products. Sirius continues efforts to penetrate the aging diabetic market. We also believe that sales will continue to increase if the Company finds new markets for both its products and services.

ITEM 3.   CONTROLS AND PROCEDURES

   (a) Evaluation of Disclosure Controls and Procedures

Management of the Company, with the participation of the Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based on that evaluation, management, including the Chief Executive and Chief Financial Officer, has concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective in ensuring that all material information relating to the Company required to be disclosed in this report has been made known to management in a timely manner and ensuring that this information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations.

   (b) Changes in Internal Controls Over Financial Reporting

During the second fiscal quarter of 2007, the Company did not institute any significant changes in its internal control over financial reporting that materially affected or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

We held our annual meeting for fiscal 2007 on Saturday, December 9, 2006, at 9:00 a.m. EST. The following matters were considered and approved by the shareholders:

A.	The following eight directors were elected to hold office for one-year terms or until their successors are elected and qualified:

	Votes For	Votes Against or Withheld	Total Voted
Regina W. Anderson	5,419,531	10,400	5,429,931
Alan B. Crane	5,306,231	123,700	5,429,931
Jeffrey S. Slowgrove	5,416,453	13,478	5,429,931
Fred W. Suggs	5,389,431	40,500	5,429,931
Chester A. Wallack	5,316,231	113,700	5,429,931
James B. Anderson	5,313,253	116,678	5,429,931
Justice W. Anderson	5,313,253	116,678	5,429,931
Michael T. Foley	5,389,431	40,400	5,429,831

   B. To ratify appointment of Ferlita, Walsh & Gonzalez, P.A. as our independent certified public accountants for the 2007 fiscal year.

Votes For:	5,401,931
Votes Against:	11,000
Votes Abstaining:	0

Total Voted:	5,412,931

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

     On October 17, 2006, the Board of Directors approved a resolution to increase the number of board members to eight.

ITEM 6.   EXHIBITS

(A)   EXHIBITS

31.1	Certification of Regina W. Anderson pursuant to Exchange Act Rule 13a-14(a)/15d-14(a)
31.2	Certification of James B. Anderson pursuant to Exchange Act Rule 13a-14(a)/15d-14(a)
32.1	Certification Pursuant to 18 U.S.C.§1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

February 14, 2007
Date

PROCYON CORPORATION

By:/s/ REGINA W. ANDERSON Regina W. Anderson, Chief Executive Officer