Form 10QSB
period 2007-03-31
PROCYON CORP
filed 2007-05-14
CIK 812306

SECURITIES & EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                   FORM 10-QSB


             [x] Quarterly Report Under Section 13 or 15 (d) of the
                         Securities Exchange Act of 1934

                    For Quarterly Period Ended March 31, 2007

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common stock, no par value; 8,050,588 shares outstanding as of May 14, 2007

Transitional Small Business Disclosure Format (check one) Yes [ ] No [x]

                         PART I. - FINANCIAL INFORMATION


Item                                                                        Page
                                                                            ----


ITEM 1. FINANCIAL STATEMENTS                                                   3

Index to Financial Statements
-----------------------------

Financial Statements:

Consolidated Balance Sheets                                                    3
Consolidated Statements of Operations                                          4
Consolidated Statements of Cash Flows                                          5
Notes to Financial Statements                                                  6


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OR PLAN OF OPERATION                                                          11


ITEM 3. CONTROLS AND PROCEDURES                                               16


                          PART II. - OTHER INFORMATION

ITEM 5. OTHER INFORMATION                                                     17

ITEM 6. EXHIBITS                                                              17

SIGNATURES                                                                    18


PROCYON CORPORATION & SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
March 31, 2007 and June 30, 2006

                                                                                (unaudited)     (audited)
                                                                                 March 31,       June 30,
                                                                                    2007           2006
                                                                                -----------    -----------
ASSETS

CURRENT ASSETS
       Cash                                                                     $   396,672    $   288,377
       Accounts receivable, net of $2,500
            allowance for doubtful accounts                                         179,080        146,446
       Prepaid expenses                                                             123,182        120,516
       Inventories                                                                  137,598        150,865
       Deferred tax asset                                                           179,461        133,245
                                                                                -----------    -----------
            TOTAL CURRENT ASSETS                                                  1,015,993        839,449

PROPERTY AND EQUIPMENT, NET                                                         589,728         62,962

OTHER ASSETS
       Deposits                                                                       4,152          8,748
       Deferred tax asset                                                           194,346           --
                                                                                -----------    -----------
                                                                                    198,498          8,748

TOTAL ASSETS                                                                    $ 1,804,219    $   911,159
                                                                                ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
       Accounts Payable                                                         $   107,871    $   125,648
       Accrued Expenses                                                              87,814         82,220
       Current Portion of Mortgage Payable                                           20,821           --
                                                                                -----------    -----------
            TOTAL CURRENT LIABILITIES                                               216,506        207,868

LONG-TERM LIABILITIES
       Deferred tax liability                                                          --            9,063
       Mortgage Payable                                                             474,429           --
                                                                                -----------    -----------
            TOTAL LONG TERM LIABILITIES                                             474,429          9,063

STOCKHOLDERS' EQUITY
       Preferred stock, 496,000,000 shares authorized, none issued Series A
       Cumulative Convertible Preferred stock, no par value; 4,000,000 shares authorized; 204,900
       shares issued and outstanding                                                160,750        160,750
       Common stock, no par value, 80,000,000 shares
       authorized; 8,046,588 shares issued and outstanding                        4,410,876      4,410,876
       Paid-in Capital                                                                6,000          6,000
       Accumulated deficit                                                       (3,464,342)    (3,883,398)
                                                                                -----------    -----------
            TOTAL STOCKHOLDERS' EQUITY                                            1,113,284        694,228
                                                                                -----------    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                      $ 1,804,219    $   911,159
                                                                                ===========    ===========


The accompanying notes are an integral part of these financial statements.


PROCYON CORPORATION & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Three Months Ended March 31, 2007 and 2006
Nine Months Ended March 31, 2007 and 2006

                                              (unaudited)    (unaudited)    (unaudited)    (unaudited)
                                             Three Months   Three Months    Nine Months    Nine Months
                                                 Ended          Ended          Ended          Ended
                                             Mar. 31, 2007  Mar. 31, 2006  Mar. 31, 2007  Mar. 31, 2006
                                             -------------  -------------  -------------  -------------


NET SALES                                     $   698,015    $   622,596    $ 1,850,873    $ 1,699,941

COST OF SALES                                     149,873        133,330        422,645        385,855
                                              -----------    -----------    -----------    -----------

GROSS PROFIT                                      548,142        489,266      1,428,228      1,314,086

OPERATING EXPENSES

       Salaries and Benefits                      227,966        180,421        610,491        494,635
       Selling, General and Administrative        193,597        196,047        632,005        534,918
                                              -----------    -----------    -----------    -----------
                                                  421,563        376,468      1,242,496      1,029,553


INCOME FROM OPERATIONS                            126,579        112,798        185,732        284,533


OTHER INCOME (EXPENSE)
       Interest Income                              3,186            636          8,320          1,132
       Interest Expense                            (9,060)          (327)       (24,619)        (3,283)
       Other Income                                                  530                           530
                                              -----------    -----------    -----------    -----------
                                                   (5,874)           839        (16,299)        (1,621)

INCOME BEFORE INCOME TAXES                        120,705        113,637        169,433        282,912

INCOME TAX (EXPENSE) BENEFIT                       98,831         13,398        249,625         10,961
                                              -----------    -----------    -----------    -----------

NET INCOME                                        219,536        127,035        419,058        293,873

Dividend requirements on preferred stock           (5,123)        (5,373)       (15,368)       (16,118)
                                              -----------    -----------    -----------    -----------

Basic net income available to common shares   $   214,413    $   121,662    $   403,690    $   277,755
                                              ===========    ===========    ===========    ===========

Basic net income per common share             $      0.03    $      0.02    $      0.05    $      0.03

Weighted average number of common
       shares outstanding                       8,049,588      8,039,588      8,049,588      8,045,041
                                              ===========    ===========    ===========    ===========


Diluted net income per common share           $      0.03    $      0.01    $      0.05    $      0.03

Weighted average number of common shares
       outstanding, basic and diluted           8,322,571      8,361,964      8,322,571      8,367,417
                                              ===========    ===========    ===========    ===========



The accompanying notes are an integral part of these financial statements.


PROCYON CORPORATION & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine months Ending March 31, 2007 and 2006


                                                                               (unaudited)  (unaudited)
                                                                                March 31,    March 31,
                                                                                   2007         2006
                                                                                ---------    ---------

CASH FLOWS FROM OPERATING ACTIVITIES

Net Income                                                                      $ 419,058    $ 293,873
Adjustments to reconcile net income to net cash used in operating activities:
           Depreciation                                                            27,221       18,681
           Deferred Income Taxes                                                 (249,624)     (10,961)
           Decrease (increase) in:
                   Accounts Receivable                                            (32,634)     (20,081)
                   Inventory                                                       13,267       19,466
                   Prepaid Expenses                                                (2,666)     (25,324)
                   Other Assets                                                     4,596       18,709
           Increase (decrease) in:
                   Accounts Payable                                               (17,778)      (6,494)
                   Accrued Expenses                                                 5,594       (2,292)
                                                                                ---------    ---------
                             NET CASH PROVIDED BY OPERATING ACTIVITIES            167,034      285,577

CASH FLOW FROM INVESTING ACTIVITIES

           Purchase of property & equipment                                       (45,990)      (9,052)
                                                                                ---------    ---------
                             NET CASH USED BY INVESTING ACTIVITIES                (45,990)      (9,052)

CASH FLOW FROM FINANCING ACTIVITIES

           Payments on note payable -related party                                   --        (90,000)
           Payments on Mortgage Payable                                           (12,749)        --
           Payments on capital lease obligations                                     --         (2,360)
                                                                                ---------    ---------
                             NET CASH USED BY FINANCING ACTIVITIES                (12,749)     (92,360)

                             NET CHANGE IN CASH                                   108,295      184,165

CASH AT BEGINNING OF PERIOD                                                       288,377       26,580
                                                                                ---------    ---------

                             CASH AT END OF PERIOD                              $ 396,672    $ 210,745
                                                                                =========    =========

SUPPLEMENTAL DISCLOSURES

Interest Paid                                                                   $  24,619    $   3,283
Taxes Paid                                                                      $    --      $    --

NONCASH TRANSACTION DISCLOSURE

Purchase of Office Building Financed by Mortgage                                $ 508,000    $    --


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

STOCK-BASED COMPENSATION

          In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123R ("SFAS 123R"), "Share-Based Payment," which is a revision of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." SFAS 123R is effective for small business publicly traded companies, for interim or annual periods beginning after December 15, 2005. It supersedes Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and amends Statement of Financial Accounting Standards No. 95, "Statement of Cash Flows." SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations based upon their fair values and rescinds the acceptance of pro forma disclosure. SFAS 123R permits two methods of adoption, a "modified prospective" method and a "modified retrospective" method. Under the modified prospective method, stock-based compensation cost is recognized, beginning with the effective date, based on the requirements of SFAS 123R for all share-based payments granted after the effective date and for all awards granted prior to the effective date that remain unvested on the effective date. The modified retrospective method includes the requirements of the modified prospective method and also permits restatement of prior periods based on amounts previously reported in pro forma disclosures pursuant to SFAS 123 for either all periods presented or for only prior interim periods of the year of adoption. We adopted the modified prospective method prescribed in SFAS 123R, effective January 1, 2006.

          On March 31, 2007, there were outstanding options to purchase 300,000 shares of our common stock at exercise prices ranging from $0.16 to $0.21 per share and expiration dates between December 2009 and November 2010. These options were vested at the time of grant. During the quarter ended

     March 31, 2007, no options were granted. Therefore, the adoption of SFAS 123R does not have an impact on our statement of operations for period ending March 31, 2007.

          Prior to January 1, 2006, we accounted for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations and elected to apply the disclosure-only provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation,"as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." Under the intrinsic value method, compensation expense for stock options was recognized over the vesting period of the grant based on the excess, if any, of the market price of our common stock at the date of grant over the stock option exercise price. As governed by the Plan, stock options were generally granted at or near fair market value on the date of grant.

          The fair value of a stock option is determined using the Black-Scholes option-pricing model, which values options based on the stock price at the grant date, the expected life of the option, the estimated volatility of the stock, the expected dividend payments, and the risk-free interest rate over the life of the option. There were no options granted during the quarters ended March 31, 2007 and 2006.

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

NOTE B - INVENTORIES

          Inventories consisted of the following:

                                       March 31,      June 30,
                                         2007           2006
                                       --------       --------
          Finished Goods               $ 42,161       $ 61,330
          Raw Materials                $ 95,437       $ 89,535
                                       --------       --------
                                       $137,598       $150,865
                                       ========       ========

NOTE C - STOCKHOLDERS' EQUITY

          During January 1995, the Company's Board of Directors authorized the issuance of up to 4,000,000 shares of Series A Cumulative Convertible Preferred Stock ("Series A Preferred Stock"). The preferred stockholders are entitled to receive, as and if declared by the board of directors, quarterly dividends at an annual rate of $.10 per share of Series A

     Preferred Stock per annum. Dividends will accrue without interest and will be cumulative from the date of issuance of the Series A Preferred Stock and will be payable quarterly in arrears in cash or publicly traded common stock when and if declared by the Board of Directors. As of March 31, 2007, no dividends have been declared. Dividends in arrears on the outstanding preferred shares total $202,229 as of March 31, 2007.

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

NOTE D - INCOME TAXES AND AVAILABLE CARRYFORWARD

          As of March 31, 2007, the Company had consolidated income tax net operating loss ("NOL") carryforward for federal income tax purposes of approximately $3,802,000. The federal NOL will expire in various years ending through the year 2022.

          For the nine months periods ended March 31, 2007 and 2006, the components of the provision for income taxes (benefits) are attributable to continuing operations as follows:

                                       March 31,    March 31,
                                         2007         2006
                                       ---------    ---------
                  Current
                             Federal   $    --      $    --
                             State          --           --
                                       ---------    ---------
                                       $    --      $    --
                  Deferred
                             Federal   $(213,140)   $ (10,058)
                             State       (36,485)        (903)
                                       ---------    ---------
                                       $(249,625)   $ (10,961)
                                       =========    =========


          Deferred income taxes reflect the net tax effects of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:


                                                                 Current      Non-Current
                                                               -----------    -----------
       Deferred tax assets:
             Net operating loss & contribution carryforwards   $   178,520    $ 1,256,419
             Allowance for doubtful accounts                           941           --
             Less: Valuation allowance                                --       (1,054,609)
                                                               -----------    -----------
                                                                   179,461        201,810
       Deferred tax (liabilities):
             Excess of tax over book depreciation                     --           (7,464)
                                                               -----------    -----------

       Net deferred tax asset (liability)                      $   179,461    $   194,346
                                                               ===========    ===========

       The change in the valuation allowance is as follows:

             June 30, 2006                                     $ 1,373,049
             March 31, 2007                                      1,054,609
                                                               -----------
             Change in valuation allowance                     $  (318,440)
                                                               ===========

          The decrease in the valuation allowance is due to an increase in the expected utilization of net operating loss carry forwards. A valuation allowance of approximately $1,054,000 has been provided to reduce the asset to the net amount of tax benefit management believes it will more likely than not realize. As time passes, management will be able to better assess the amount of tax benefit it will realize from using the carryforward.

          Income taxes for the nine month periods ended March 31, 2007, and March 31, 2006, differ from the amounts computed by applying the effective income tax rates of 37.63% and 37.63%, respectively, to income before income taxes as a result of the following:


                                                    March 31,    March 31,
                                                      2007         2006
                                                    ---------    ---------

       Expected provision (benefit)                 $  59,596    $  96,190

       State income taxes net of federal benefits       6,363       10,270

       Nondeductible (income) expense                   1,323        2,464

       Change in valuation allowance                 (318,440)    (118,814)

       Other, net                                       1,533       (1,071)
                                                    ---------    ---------

                                                    $(249,625)   $ (10,961)
                                                    =========    =========

                                       9

NOTE E - MORTGAGE PAYABLE

          On July 21, 2006, we entered into a mortgage loan for $508,000 with the Bank of America for the purchase of our corporate office building. The mortgage loan is due in 15 years and interest is fixed at 7.25%. Interest expense was $24,599 for the nine months ended March 31, 2007.

     Maturities of long-term debt associated with the mortgage payable are as follows:

            Year Ending June 30,
            --------------------------------------------

                3 months 2007                               $    5,064
                2008                                            21,201
                2009                                            22,790
                2010                                            24,498
                2011                                            26,335
                2012 and thereafter                            395,362
                                                            ----------
                                                               495,250

                Less current portion                            20,821
                                                            ----------

                                                            $  474,429
                                                            ==========



ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

          The Company's condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which require the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosures. A summary of those significant accounting policies can be found in the Notes to the Consolidated Financial Statements included in the Company's annual report on 10-KSB, for the year ended June 30, 2006, which was filed with the Securities and Exchange Commission on September 29, 2006. The estimates used by management are based upon the Company's historical experiences combined with management's understanding of current facts and circumstances. Certain of the Company's accounting policies are considered critical as they are both important to the portrayal of the Company's financial condition and the results of its operations and require significant or complex judgments on the part of management. We believe that the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our financial statements.

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

Deferred Income Taxes

          Deferred income taxes are recognized for the expected tax consequences in future years for differences between the tax bases of assets and liabilities and their financial reporting amounts, based upon exacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). We maintain a valuation allowance to reduce deferred tax assets to the net amount expected to be recovered in future periods. The estimates for deferred tax assets and the corresponding valuation allowance require us to exercise complex judgements. We periodically review and adjust those estimates based upon the most current information available. In accordance with SFAS 109 and based upon a review at March 31, 2007, of our utilization of deferred tax assets, we maintained a valuation allowance of $1,054,609. Because the recoverability of deferred tax assets is directly dependent upon future operating results, actual recoverability of deferred tax assets may differ materially from our estimates.

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

Stock Based Compensation

          In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123R ("SFAS 123R"), "Share-Based Payment," which is a revision of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." SFAS 123R is effective for small business publicly traded companies, for interim or annual periods beginning after December 15, 2005. It supersedes Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and amends Statement of Financial Accounting Standards No. 95, "Statement of Cash Flows." SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations based upon their fair values and rescinds the acceptance of pro forma disclosure. SFAS 123R permits two methods of adoption, a "modified prospective" method and a "modified retrospective" method. Under the modified prospective method, stock-based compensation cost is recognized, beginning with the effective date, based on the requirements of SFAS 123R for all share-based payments granted after the effective date and for all awards granted prior to the effective date that remain unvested on the effective date. The modified retrospective method includes the requirements of the modified prospective method and also permits restatement of prior periods based on amounts previously reported in pro forma disclosures pursuant to SFAS 123 for either all periods presented or for only prior interim periods of the year of adoption. We adopted the modified prospective method prescribed in SFAS 123R, effective January 1, 2006.

Financial Condition

          As of March 31, 2007, the Company's principal sources of liquid assets included cash of $396,672, inventories of $137,598, and net accounts receivable of $179,080. The Company had net working capital of $799,487, and long-term debt of $474,429 at March 31, 2007.

          During the nine months ended March 31, 2007, cash increased from $288,377 as of June 30, 2006, to $396,672. Operating activities provided cash of $167,034 during the period, consisting primarily of net income of $419,058. Cash used by financing activities was $12,749 as compared to cash used by financing activities of $92,360 for the corresponding period in 2006.

          The Company recorded a current deferred tax asset of $179,461, and non-current deferred tax asset of $194,346, at March 31, 2007. A valuation allowance of approximately $1,054,000 has been recorded to reduce the asset to the net amount of expected tax benefit management believes it will more likely than not realize. Because the recoverability of deferred tax assets is directly dependent upon future operating results, actual recoverability of deferred tax assets may differ materially from our estimates.

Results of Operations

          Comparison of the three months and nine months and ended March 31, 2007 and 2006.

          Net sales during the quarter ended March 31, 2007 were $698,015, as compared to $622,596 in the quarter ended March 31, 2006, an increase of $75,419, or approximately 12%. Net sales for the nine months ended March 31, 2007 were $1,850,873, as compared to $1,699,941 in the nine months ended March 31, 2006, an increase of $150,932, or approximately 9%. Sales to distributors increased secondary to expanding our distributor base and to the increased volumes produced by existing distributors. Sales from our Sirius subsidiary have leveled off, as we continue to find ways to reach Sirius' intended market. We believe there is great potential for Sirius as the number of diagnosed diabetics continues to increase.

          Gross profit during the quarter ended March 31, 2007 was $548,142, as compared to $489,266 during the quarter ended March 31, 2006, an increase of $58,876, or approximately 12%. Gross profit for the nine months ended March 31, 2007, was $1,428,228 as compared to $1,314,086, an increase of $114,142, or approximately 9%. As a percentage of net sales, gross profit was approximately 79% in the quarter ended March 31, 2007, and approximately 78% in the corresponding quarter in 2006. As a percentage of net sales, gross profit was approximately 77% and 77% for the nine months ended March 31, 2007 and 2006, respectively.

          Operating expenses during the quarter ended March 31, 2007, were $421,563, consisting of $227,966 in salaries and benefits, and $193,597 in selling, general and administrative expenses. This compares to operating expenses during the quarter ended March 31, 2006 of $376,468, consisting of $180,421 in salaries and benefits, and $196,047 in selling, general and administrative expenses. Expenses for the quarter ended March 31, 2007, increased by approximately $45,095, or approximately 12% compared to the corresponding quarter in 2006. Increases in the salaries and benefits for the current period was due to an increase in personnel and increased commissions in fiscal 2007. Selling, general and administrative cost decreased for the quarter ended March 31, 2007, compared to the quarter ended March 31, 2006 by $2,450. The Company has implemented a new accounting software program that is more suitable for growth.

          Operating profit increased by $13,781 (approximately 12%) to $126,579 for the quarter ended March 31, 2007, as compared to $112,798 in the comparable quarter of the prior year. Net income (before dividend requirements for Preferred Shares) was $219,536 during the three months ended March 31, 2007, as compared to $127,035 during the three months ended March 31, 2006. The increase in net income was primarily attributable to an increase in the recoverability of deferred tax assets based on the expectation of being able to use the Net Operating Loss carry-forward. The current deferred tax asset calculation is based on a two year projection verses the one year projection utilized in previously reported quarters. The two year projection is currently utilized to reflect the Company's increased fiscal stability as reported for the past fifteen quarters. Amerx continues efforts to increase market share for its products. Sirius continues efforts to penetrate the aging diabetic market. We also believe that sales will continue to increase if the Company finds new markets for both its products and services.

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

     (b) Changes in Internal Controls Over Financial Reporting

          During the third fiscal quarter of 2007, the Company did not institute any significant changes in its internal control over financial reporting that materially affected or is reasonably likely to materially affect, the Company's internal control over financial reporting.


                           PART II. OTHER INFORMATION

ITEM 5. OTHER INFORMATION

     None.

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

                                            PROCYON CORPORATION


May 14, 2007                                By: /s/ REGINA W. ANDERSON
------------                                    ----------------------
Date                                            Regina W. Anderson,
                                                Chief Executive Officer