Form 10KSB
period 2007-06-30
PROCYON CORP
filed 2007-09-27
CIK 812306

FORM 10-KSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended June 30, 2007
                         Commission file number 0-17449

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

Revenues for the fiscal year ended June 30, 2007: $2,536,577.

The aggregate market value of the 3,726,188 shares of Common Stock held by non-affiliates was $1,676,785 on September 25, 2007 based on the average bid and asked price of $.45 on such date. As of September 25, 2007, there were 8,049,588 shares of the issuers Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:
None.

Transitional Small Business Disclosure Format: Yes [ ] No [X]

                                      INDEX


         Title                                                              Page

ITEM 1.  DESCRIPTION OF BUSINESS                                             3

ITEM 2.  DESCRIPTION OF PROPERTY                                             8

ITEM 3.  LEGAL PROCEEDINGS                                                   8

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS            9

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION           10

ITEM 7.  FINANCIAL STATEMENTS                                                16

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING         17
         AND FINANCIAL DISCLOSURE

ITEM 8A. CONTROLS AND PROCEDURES                                             17

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS           18
         AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF
         THE EXCHANGE ACT

ITEM 10. EXECUTIVE COMPENSATION                                              22

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS, MANAGEMENT         25
         AND RELATED STOCKHOLDER MATTERS

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR         27
         INDEPENDENCE

ITEM 13. EXHIBITS                                                            28

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES                              29

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

History and Organization

     Procyon Corporation (the "Company" or "Procyon"), a Colorado corporation, was incorporated on March 19, 1987 and was deemed a development stage company until May 1996 when we acquired Amerx Health Care Corp. ("Amerx"), a corporation based in Clearwater, Florida, which was wholly owned by John C. Anderson, our former and deceased Chief Executive Officer. Amerx develops and markets proprietary medical products used in the treatment of pressure ulcers, dermatitis, inflammation and other skin problems. We formed Sirius Medical Supply, Inc. ("Sirius"), a Florida corporation, in 2000 to operate as a full service mail order medical supply company, selling primarily to Medicare customers. Amerx and Sirius are wholly owned subsidiaries of Procyon. Historically, Amerx's products have been sold through distributors to healthcare institutions, such as physicians, nursing homes and home health care agencies, and to retailers, including national and regional chain stores and pharmacies, while Sirius's products are sold directly to Medicare and Medicaid patients.

Products

     Amerx Health Care Corp.

     Amerx sells various skin and wound care products , such as the AmeriGel(R) Hydrogel Wound Dressing, Amerigel(R) Hydrogel Saturated Gauze Dressing, AmeriGel(R) Preventive Care Lotion, AmeriGel(R) Preventive Barrier Lotion, AmeriGel(R) Saline Wound Wash, and Amerigel(R) Post Op Surgical Kit. The AmeriGel(R) Hydrogel Wound Dressing and Amerigel(R) Hydrogel Saturated Gauze Dressing are formulated to be used as a wound dressing to manage stages I-IV pressure ulcers, stasis ulcers, diabetic skin ulcers, post surgical incisions, cuts, abrasions, first and second degree burns, and skin irritations. The AmeriGel(R) Preventive Care Lotion is a therapeutic skin conditioner containing emollients, which restore moisture to fragile skin, protect the skin against tears and chafing, and assist in prevention of chronic pressure ulcers. The AmeriGel(R) Barrier Lotion provides barrier protection to shield the skin from excess moisture and reduce the harmful effects to the skin of urine and feces in incontinent patients. The AmeriGel(R) Saline Wound Wash is a non-sterile wound cleanser that contains saline and Oakin. The industry standard for wound cleansing has been saline, since tap water contains chemicals and additives that can potentially be harmful to a chronic wound.

     Amerx introduced one new product to the market in the year ended June 30, 2007 ("fiscal 2007"). As planned, Amerx introduced the AmeriGel(R) Post-Op Surgical Kit in August 2006. The kit contains a tube of AmeriGel(R) Wound Dressing, a 4 oz bottle of AmeriGel(R) Wound Wash, gauze and band-aids. The Amerigel Post-Op Surgical Kit is designed to provide patients with everything they need following post-op surgical care.

     Amerx holds two Medicare reimbursement codes covering both of our wound care products. The first reimbursement code relates to the Amerigel(R) Hydrogel Wound Dressing, reimbursed at 3 ounces per month. The second reimbursement code is for the Amerigel(R) Hydrogel Saturated Gauze Dressing and is reimbursed on a per pad or per use basis. We believe that these reimbursement codes are beneficial to Amerx's business, allowing customers to charge Medicare for use of the product.

     Amerx spent approximately $5,700 towards research and development efforts over the past fiscal year. These efforts were directed towards additional studies aimed at expanding existing markets.

     Each Amerx product is based on proprietary formulations, which we protect as trade secret information. Each product is also registered with the Food and Drug Administration and receives a National Drug Code.

     Amerx's increase in sales during fiscal 2007 was primarily due to increased market share and improved sales across the full Amerigel(R) product line. This year Amerx made significant progress in causing its sales to be more evenly distributed across its entire product line after additional marketing focus was placed on secondary items. The Amerigel(R) product line continues to gain acceptance within the medical community. Amerx's website, which can be viewed at www.amerigel.com, provides general information about Amerx's products and is equipped to handle direct sales to the public and medical professionals.

Sirius Medical Supply

     Sirius's product offering is directed to the diabetic community, and consists primarily of diabetic supplies, glucose monitors, heating pads, lancets, test strips, syringes and wound care products. Sirius expects to continue to develop successful products for sale in the Medicare arena to different specialties. The addition of these specialty customers would help Sirius to reach its goal of becoming a full service mail order medical supply company. Sirius continues to sustain its customer base with advertisements and referrals and continually tests new methods for reaching new customers. Sirius has a website (www.siriusmedical.com) to serve new and existing customers. Sirius has not spent any funds on research and development over the past three fiscal years.

Market for Products

     The institutional market for Amerx's skin and wound care treatment products is primarily comprised of hospitals, nursing homes, home health care agencies and other health care institutions. We believe that AmeriGel(R)products represent a cost effective, efficacious treatment and prevention program for chronic pressure ulcers and other skin problems, which are treated in health care institutions. To date we have not realized the market penetration we had hoped for in the institutional market. However, we have assembled a sales team to pursue sales to government agencies, that will open upon approval of a pending contract number with the Government Service Agency (GSA).

     The retail market for Amerx's skin care and wound care products is comprised mainly of national and regional chain stores as well as independent retail pharmacies that sell such products to individuals. We believe that Amerx made progress in the retail market in fiscal 2007, due to an increase in the number of national distributors, who increased sales of multiple products in our Amerx line.

     The market for Sirius's products is primarily comprised of diabetic patients who receive benefits from Medicare or Medicaid, or from their insurance companies. Sirius attracts these customers through advertising, direct marketing and referrals.

Distribution and Sales

     Amerx's traditional method of distribution has been through retail and institutional distributors. We expect to continue increasing our distributor base, particularly with distributors capable of introducing Amerx's products in new medical specialty markets, in new geographical areas and to new retail chains. Distributors typically purchase products from Amerx on standard credit terms. Amerx supports its distributors through product literature, advertising and participation at industry trade shows. All existing distributors sell Amerx products on a non-exclusive basis.

     We periodically receive inquiries about foreign market distribution for the AmeriGel(R) product line . These inquiries have been generated by our advertising, market presence and web sites (www.amerxhc.com and www.amerigel.com). We respond to and pursue all such inquiries, while comlying with international and foreign countries regulatory guidelines.

     Sirius distributes its products directly to consumers by mail order. We have attracted and retained customers through our marketing efforts, which include participating in trade shows, physician education, and customer referral. Sirius developed a website in 2006, complete with an online shopping cart to help develop other channels of product sales. We believe Sirius has substantial potential for increased sales as the diabetic market contains over
20.8 million diabetics in the United States and will continue to grow according to the American Diabetes Association.

     In fiscal 2007, Amerx generated gross revenues of approximately $2,244,000 and Sirius, $292,000, which constituted 88% and 12%, respectively, of our total gross revenues.

Significant Customers

     During the year ended June 30, 2007, sales from one customer accounted for approximately 12% of the Company's sales. The Company has been able to maintain relationships with its distributors and has been able to establish relationships with new distributors each year. Sirius has no significant single customers as it sells only to end users.

Manufacturing

     During fiscal 2007, manufacturing of most of Amerx's products was completed by a non-affiliated manufacturing facility. This company also performed research and development in the past, and we expect that it will perform research and development activities for Amerx in the future, as needed. Amerx does not have a written contract with this manufacturer and there are no minimum purchase requirements. In fiscal 2007, Amerx used a second facility based in Dallas, TX, to manufacture the AmeriGel(R) Saline Wound Wash. If circumstances deemed necessary, this manufacturer could aid in manufacturing other AmeriGel(R) products. Amerx believes there are other companies that could manufacture Amerx's products according to its specifications, if necessary. The Company's manufacturing and packaging activities are performed at a production facility owned and operated by a non-affiliated pharmaceutical manufacturer. The sudden loss or failure of our primary manufacturer could significantly impair Amerx's ability to fulfill customer orders on a short-term basis and therefore, could materially and adversely affect the Company's operations. However, we have maintained a long-term relationship with this manufacturer and do not expect any interruption in its production of wound care products in the near term. In addition, the current and projected use of the second manufacturer would help alleviate most short term delays.

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

Proprietary Rights

     In January 1999, the United States Patent and Trademark Office registered the Company's AmeriGel(R)trademark. Amerx also holds a registered Trademark for the principal proprietary ingredient used in all of its currently available products. Amerx relies on a combination of trademark and trade secret protection and confidentiality agreements to establish and protect its proprietary rights.

Competition

     The market for skin and wound care treatment products in which Amerx operates is highly competitive. Competition is based on product efficacy, brand recognition, loyalty, quality, price and availability of shelf space in the retail market. Amerx competes against several large well-capitalized companies offering a broad range of skin treatment products as well as numerous small competitors having a limited number of products. Amerx has established its products efficacy and value within specialized professional markets and will continue to expand this marketplace.

     The market for diabetic supplies is also highly competitive, and Sirius competes with several large companies for market share. Sirius can compete on the same level with these larger companies as to product offerings. However, until Sirius's customer base grows, larger companies will benefit from volume discounts on purchases from suppliers that Sirius does not yet receive. We believe Sirius's success will hinge on customer service rather than product margin.

Order Placement and Backlog

     During fiscal 2007, the Company experienced temporary backlogs in supplying the newest product in the AmeriGel(R) product line due to higher than expected demand. There was no material backlog in orders placed in the past two fiscal years. Orders are only shipped when they are 100% complete.

Governmental Approvals and Regulations

     The production and marketing of our products are subject to regulation for safety, efficacy and quality by numerous governmental authorities in the United States. Amerx's advertising and sales practices are subject to regulation by the Federal Trade Commission (the "FTC"), the FDA and state agencies. The FFDC Act, as amended, the regulations promulgated thereunder, and other federal and state statutes and regulations govern, among other things, the testing, manufacture, safety, effectiveness, labeling, storage, record keeping, approval, advertising and promotion of Amerx's products. The FDA regulates the contents, labeling and advertising of Amerx's products. Amerx may be required to obtain FDA approval for proposed nonprescription products. This procedure involves extensive clinical research, and separate FDA approvals are required at various stages of product development. The approval process requires, among other things, presentation of substantial evidence to the FDA, based on clinical studies, as to the safety and efficacy of the proposed product. After approval, manufacturers must continue to expend time, money and effort in production and quality control to assure continual compliance with the Current Good Manufacturing Practices (CGMP) regulations.

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

Employees

     As of September 1, 2007, the Company and its subsidiaries employ a total of 14 full time employees and 1 part time employee, consisting of 3 management employees, 6 sales-related employees and 6 administrative employees. One employee works under Procyon, eleven employees work under the Amerx subsidiary, and three employees under Sirius.

ITEM 2.  PROPERTIES

We currently maintain our offices, and those of Amerx and Sirius, at 1300 South Highland Ave, Clearwater, Florida 33756. Our offices consist of approximately 3,800 square feet of space. We believe the facility is adequate for our current needs. The Company leased this building until July 2006, when it purchased the building from the lessor for $550,000. In addition, at the same time, we closed on a loan provided by Bank of America, N.A. in the amount of $508,000, evidenced by a promissory note. Further, the purchase and loan were secured by a mortgage, also dated July 21, 2006, between the Company and Bank of America. Our Chief Executive Officer personally guaranteed the loan.

ITEM 3.  LEGAL PROCEEDINGS

     The Company and its subsidiaries are not a party to any pending material legal proceedings nor is our property the subject of a pending legal proceeding.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     Since October 1996, the Company's Common Stock has been traded on the OTC Bulletin Board, an electronic quotation system used by members of the Financial Industry Regulatory Authority ("FINRA"). The following table sets forth for each period indicated the high and low closing bid prices for the Common Stock, as reported by National Quotation Bureau, LLC. Bid quotations reflect inter-dealer quotations, without retail markups, markdowns or commissions, and do not necessarily reflect actual transactions.

Fiscal 2006                                HIGH       LOW
First Quarter                             $  .42     $  .21
Second Quarter                            $  .55     $  .25
Third Quarter                             $  .35     $  .25
Fourth Quarter                            $  .55     $  .23

Fiscal 2007
First Quarter                             $  .40     $  .25
Second Quarter                            $  .34     $  .25
Third Quarter                             $  .32     $  .25
Fourth Quarter                            $  .55     $  .30

     As of September 18, 2007, there were approximately 158 record holders of the Company's Common Stock. On September 18, 2007, the closing bid price of the Company's common stock was $.50 and the closing ask price was $.50. On August 20, 2007, the last date on which a sale occurred, the last reported sale price was $.50.

     Holders of Common Stock are entitled to receive such dividends if declared by the Company's Board of Directors. We have not declared any dividends on our Common Stock and have no current plans to declare a dividend in the immediate future.

     Holders of the Series A Cumulative Convertible Preferred Stock (the "Preferred Stock") are entitled to receive, if declared by the Board of Directors, quarterly dividends at an annual rate of $.10 per share. Dividends accrue without interest, from the date of issuance, and are payable in arrears in cash or common stock, when and if declared by the Board of Directors. No dividends had been declared or paid at June 30,2007, and dividends, if ever declared, in arrears at such date total $206,351.

     Holders of the Preferred Stock have the right to convert their shares of Preferred Stock into an equal number of shares of Common Stock of the Company. In addition, every holder of preferred stock is entitled to that number of votes equal to the number of shares of common stock into which the preferred stock is convertible. Such preferred shares will automatically convert into one share of Common Stock at the close of a public offering of Common Stock by the Company provided the Company receives gross proceeds of at least $1,000,000, and the initial offering price of the Common Stock sold in such offering is equal to or in excess of $1 per share. During fiscal 2007, holders of 1,000 shares of Preferred Stock voluntarily converted their Preferred shares into 1,000 shares of Common Stock.

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

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

     This Report on Form 10-KSB, including Management's Discussion and Analysis or Plan of Operation, contains forward-looking statements. When used in this report, the words "may", "will", "expect", "anticipate", "continue", "estimate", "project", "intend", "hope", "believe" and similar expressions, variations of these words or the negative of those words, and, any statement regarding possible or assumed future results of operations of the Company's and its subsidiaries' business, the markets for its products, anticipated expenditures, regulatory developments or competition, or other statements regarding matters that are not historical facts, are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934 regarding events, conditions and financial trends including, without limitation, business conditions in the skin and wound care market and the general economy, competitive factors, changes in product mix, production delays, manufacturing capabilities, new and unanticipated governmental regulations and other risks or uncertainties detailed in other of the Company's Securities and Exchange Commission filings. Such statements are based on management's current expectations and are subject to risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, the Company's actual plan of operations, business strategy, operating results and financial position could differ materially from those expressed in, or implied by, such forward-looking statements.

     Our business in general is subject to certain risks including but not limited to the following:

     - we may not be able to produce or obtain, or may have to obtain at excessive prices, the raw materials and finished goods we need;
     - we may not be able to use any tax loss carryforwards before they expire;
     - the vendors on whom we rely for manufacturing certain products may go out of business, fail to meet demand or provide shipments on an untimely basis;
     - competitive pressures may require us to lower our prices on certain products, thereby adversely affecting operational results;
     - we may not be able to obtain, or obtain at uneconomic expense and protracted time, the regulatory approval of new products;
     - consumers or distributors may not favorably receive our new or existing products; we may not be able to obtain adequate financing to fund our operations or expansion;
     - a relatively small group of products may represent a significant portion of our net revenues or net earnings from time to time; if the volume or pricing of any of these products declines, it could have a material adverse effect on our business, financial position and results of operations;
     - we could experience significantly reduced revenues and profits if Medicare or other government programs change, delay or deny reimbursement claims;
     - the loss of senior management or other key personnel, or our inability to attract and retain additional senior management or other key personnel, could adversely affect our ability to execute our business plan;
     - we could become subject to new unanticipated governmental regulations or fail to comply with regulations applicable to our products, which could materially and adversely affect our business, financial position and results of operations; and
     - legislative or regulatory programs that may influence prices of prescription drugs could have a material adverse effect on our business.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     Our financial statements have been prepared in accordance with standards of the Public Company Accounting Oversight Board (United States), which require us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosures. A summary of those significant accounting policies can be found in the Notes to the Consolidated Financial Statements included in this annual report. The estimates used by management are based upon our historical experiences combined with management's understanding of current facts and circumstances. Certain of our accounting policies are considered critical as they are both important to the portrayal of our financial condition and the results of its operations and require significant or complex judgments on the part of management. We believe that the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our financial statements.

Accounts receivable allowance

     Accounts receivable allowance reflects a reserve that reduces our customer accounts and receivable to the net amount estimated to be collectible. The valuation of accounts receivable is based upon the credit-worthiness of customers and third-party payers as well as historical collection experience. Estimating the credit worthiness of customers and the recoverability of customer accounts requires us to exercise considerable judgment. Allowances for doubtful accounts are recorded as a selling, general and administrative expense for estimated amounts expected to be uncollectible from third-party payers and customers. We base our estimates on our historical collection experience, current trends, credit policy and on the analysis of accounts by aging category. At June 30, 2007, our allowance for doubtful accounts totaled $2,500.

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

Revenue Recognition

     The Company recognizes revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104, "Revenue Recognition, corrected copy." which requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the seller's price to the buyer is fixed or determinable; and, (4) collectibility is reasonably assured. We recognize revenue related to product sales upon the shipment of such orders to customers, provided that the risk of loss has passed to the customer and we have received and verified any written documentation required to bill Medicare, other third-party payers and customers. We record revenue at the amounts expected to be collected from Medicare, other third-party payers and directly from customers. We delay recognizing revenue for shipments where the Company has not received the required documentation, until the period when such documentation is received.

     Medicare reimbursements are based upon government-established reimbursement prices. The reimbursements that Medicare pays us is subject to review by government regulators. Medicare reimburses at 80% of the government-determined reimbursement prices and we bill the remaining balance to either third-party payers, such as insurance companies, or directly to the customers.

Stock Based Compensation

     Effective January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123(R) ("SFAS 123R"), "Share-Based Payment". SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations based upon their fair values and rescinds the acceptance of pro forma disclosure. SFAS 123R permits two methods of adoption, a "modified prospective" method and a "modified retrospective" method. Under the modified prospective method, stock-based compensation cost is recognized, beginning with the effective date, based on the requirements of SFAS 123R for all share-based payments granted after the effective date and for all awards granted prior to the effective date that remain unvested on the effective date. The modified retrospective method includes the requirements of the modified prospective method and also permits restatement of prior periods based on amounts previously reported in pro forma disclosures pursuant to SFAS 123 for either all periods presented or for only prior interim periods of the year of adoption. We adopted the modified prospective method prescribed in SFAS 123R, effective January 1, 2006.

General

     Our continuing operations and revenues consist of the operations of and revenues generated by Amerx and Sirius, our two wholly-owned subsidiaries. Amerx's wound care and skin care products, marketed under the trademark AmeriGel(R), are formulated to enhance the quality of skin and wound care and to lower the treatment cost for those who suffer from various skin conditions and wounds. Sirius markets and distributes diabetic supplies via mail order primarily to Medicare patients.

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

     Amerx reaches the retail consumer primarily through distributors, but in some cases, through sales to retail store chains. Amerx's skin care products are distributed to institutions and to retail stores through national, regional and local distributors.

Recent Developments

     On July 3, 2007 Sirius achieved accreditation with the Joint Commission. The Joint Commission evaluates and accredits nearly 15,000 health care organizations and programs in the United States. An independent, not-for-profit organization, the Joint Commission is the nation's predominant standards-setting and accrediting body in health care. Since 1951, the Joint Commission has maintained state-of-the-art standards that focus on improving the quality and safety of care provided by health care organizations. The Joint Commission's comprehensive accreditation process evaluates an organizations compliance with these standards and other accreditation requirements. Joint Commission accreditation is recognized nationwide as a symbol of quality that reflects an organization's commitment to meeting certain performance standards. To earn and maintain the Joint Commission Gold Seal of Approval TM, an organization must undergo an on-site survey by a Joint Commission survey team at least every three years.

     With accreditation in place, Sirius has submitted bids for ten competitive bidding areas (CBA's) in the first round of the new CMS Medicare Competitive bidding system. The new system is being implemented in an initial ten region test. The test areas being used are Miami, FL, Orlando, FL, Dallas, TX, Kansas City, MO, San Juan, PR, Cleveland, OH, Cincinnati, OH, Pittsburgh, PA, San Bernardino, CA, and Charlotte, NC. Sirius hopes to win a CMS contract in one or all of these areas which will increase its ability to reach customers on a national basis.

     On July 15, 2007 Amerx received a Government Services Administration(GSA) contract number. This number will permit Amerx to sell its products to the government institutions including but not limited to the Veterans Administration Hospitals and Department of Defense.

Future Developments

     Amerx expects to further penetrate the physician market through its participation in industry trade shows, advertisements in trade journals, development of additional distributor relationships, opening new geographical territories (including foreign markets), and coordinating with physicians and educational institutions to provide training to wound care professionals. Amerx management seeks to develop additional products for the physician market as new product needs become known through its association with health care professionals.

     Amerx intends to pursue potential product developments in other medical specialties and other wound care applications. Preliminary investigations of these markets are ongoing.

     Sirius intends to aggressively attempt to expand its customer base through the use of advertising, direct physician contact, referrals and possible acquisition of similar business entities. We believe that product lines will increase as customer needs dictate and economics allow.

Results of Operations

Comparison of Fiscal 2007 and 2006.

     Net sales during fiscal 2007 were approximately $2,537,000 as compared to approximately $2,313,000 in fiscal 2006, an increase of approximately $224,000, or 10%. We believe that this increase is primarily attributable to our continued marketing efforts and resulting growth of our customer base. Sirius's net sales slowed to a 42% reduction in sales, while Amerx increased sales by 14%, respectively, over the previous year. Amerx is encouraged by the sales increase since its emphasis shifted in fiscal 2007 to the physician market. Amerx hopes to capture more of the physician market in fiscal 2008, as well as penetrate new markets, such as government contracts. Sirius's customer base is expanding with marketing efforts and product line expansion.

     Cost of sales increased to approximately $600,000 in fiscal 2007 as compared to approximately $520,000 in fiscal 2006, or approximately 15%. Cost of sales in fiscal 2007, as a percentage of net sales, increased by approximately 2% over the previous year . Sirius has realized the benefit of some volume discounts in fiscal 2006 and 2007, and hopes to lower its costs by continuing that trend in 2008. Amerx's costs have remained relatively consistent over the past year with only a slight increase in some of its packaging cost.

     Gross profit increased to approximately $1,936,000 during fiscal 2007 as compared to approximately $1,793,000 during fiscal 2006, an increase of about $143,000, or 8%. As a percentage of net sales, gross profit was 76% in fiscal 2007, as compared to 78% in fiscal 2006.

     Operating expenses during fiscal 2007 were approximately $1,693,000, consisting of approximately $842,000 in salaries and benefits and $851,000 in selling, general and administrative expenses. This represents an increase in expenses of approximately $258,000 in fiscal 2007 as compared to expenses in fiscal 2006. Operating expenses in fiscal 2006 consisted of $681,000 in salaries and benefits and $754,000 in selling, general and administrative expenses. Selling, general and administrative expenses increased across numerous areas in general. However, some of the increased expenses included a new accounting system equipped to handle growth, expenses related to the acquisition of our office building, and real estate taxes. As a percentage of net sales, operating expenses during fiscal 2007 increased to 66%, as compared to 62% during fiscal 2006, as net sales increased $224,000 for the year on an $258,000 increase in expenses.

     Profit from operations decreased to approximately $244,000 in 2007, as compared to approximately $358,000 in fiscal 2006. Net Profit (after dividend requirements for Preferred Shares) was approximately $479,000 during fiscal 2007, compared to a net profit of approximately $321,000 during fiscal 2006. The Company also recorded approximately $277,000 of income tax benefit in arriving at net income available to common shares.

     As of June 30, 2007, the Company had deferred tax asset of $401,032, consisting primarily of the tax benefit of net operating loss carryforward. The valuation allowance decreased by $635,765. The decrease in the valuation allowance is due to an increase in expected utilization of net operating loss carry-forwards. A valuation allowance of approximately $737,000 has been provided to reduce the asset to the net amount of tax benefit management believes it will more likely than not realize. As time passes, management will be able to better assess the amount of tax benefit it will realize from using the carry forwards.

Liquidity and Capital Resources

     Historically, we have financed our operations through a combination of revenues from operations, shareholder loans, and the public sales of equity. As of June 30, 2007, our principal sources of liquidity included inventories of approximately $134,000, net accounts receivable of approximately $224,000, and cash of approximately $423,000. We had working capital of approximately $840,000 at June 30, 2007.

     Operating activities provided cash of approximately $206,000 during fiscal 2007 and approximately $363,000 during fiscal 2006, consisting primarily of net profit of approximately $498,000 in fiscal 2007 and $342,000 in 2006. Cash used in investing activities during fiscal 2007 and 2006 was approximately $54,000 and $9,000, respectively. Cash used by financing activities during fiscal 2007 was approximately $18,000, and $92,000 during fiscal 2006.

     During fiscal 2007, holders of 1,000 shares of Preferred Stock converted their shares to Common Stock.

Commitments of Capital Expenditures

     At June 30, 2007 the Company had no commitments for capital expenditures.

Off-Balance Sheet Arrangements

     During fiscal years 2007 and 2006, we did not have any relationships or arrangements with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Consolidated financial statements as of June 30, 2007, and 2006 were audited by Ferlita, Walsh & Gonzalez, P.A., the Company's independent auditors, as indicated in their report included appearing at page F-1.

                          INDEX TO FINANCIAL STATEMENTS


                                                                            Page

Report of Independent Registered Public Accounting Firm                     F-1

Consolidated Balance Sheet June 30, 2007                                    F-2

Consolidated Statements of Operations For the Years Ended
     June 30, 2007 and 2006                                                 F-3

Consolidated Statements of Stockholders' Equity For the
     Years Ended June 30, 2007 and 2006                                     F-4

Consolidated Statements of Cash Flows For the Years Ended
     June 30, 2007 and 2006                                                 F-5

Notes to Consolidated Financial Statements                                  F-6


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

ITEM 8A. CONTROLS AND PROCEDURES.

     Management of the Company, with the participation of the Chief Executive Officer and the Chief Financial Officer, has conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based on that evaluation, management, including the Chief Executive Officer and Chief Financial Officer, concluded that, as of the date of this report, the Company's disclosure controls and procedures were effective in ensuring that all material information relating to the Company required to be disclosed in this report has been made known to management in a timely manner and ensuring that this information is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and regulations.

     During the last quarter of fiscal 2007, the Company did not institute any significant changes in its internal control over financial reporting that materially affected or is reasonably likely to materially affect, the Company's internal control over financial reporting.

     Our management, including our Chief Executive Officer and our Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls over financial reporting will, in all instances, prevent all errors and all fraud. A control system, no matter how well conceived or operated, can only provide reasonable, not absolute, assurance that the objectives of the control system are met. While our control systems provide a reasonable assurance level, the design of our control systems reflects the fact that there are resource constraints, and the benefits of such controls were considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the financial reports of the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple errors or mistakes. Additionally, a control can be circumvented by the individual act of some person, by collusion of two or more persons, or by management's override of a specific control. The design of any system of controls is also based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Directors and Executive Officers

                                 Capacities in                          Director
NAME                      Age    Which Served                           Since
----                      ---    ------------                           -----

Regina W. Anderson        60     Chief Executive Officer, and           2005
                                 Chairman of the Board
Chester L. Wallack        66     Director                               1995
Fred W. Suggs, Jr.        60     Director                               1995
Alan B. Crane             57     Director                               1995
Jeffery S. Slowgrove      50     Director                               1999
Richard T. Thompson       57     Director (deceased)                    1998
James B. Anderson         37     Chief Financial Officer; President,    2006
                                 Sirius Medical Supply, Inc.
Justice W. Anderson       30     Vice President - Sales and Marketing;  2006
                                 President, Amerx Health Care Corp.
Michael T. Foley          69     Director                               2006

     Regina Anderson. Ms. Anderson has served as Chairman of the Board of Directors since September 2005, and as our Chief Executive Officer since November 2005. Ms. Anderson has 26 years experience in the medical field and 20 years of management experience. Ms. Anderson worked at HealthSouth Rehabilitation Hospital for ten years as Outpatient Director, in charge of the main outpatient center plus four satellite offices. As Outpatient Director, she was responsible for budgets involving over thirty thousand outpatient visits per year; marketing of multiple outpatient specialty programs; and staffing with thirty employees reporting directly to her. Prior to her work at HealthSouth, she worked as the lead clinician at Clearwater Rehabilitation Center. Regina was Vice-President of Operations at Stuffit Direct Marketing Company from 1980 through 1989. She was in charge of franchise sales and training; coupon processing/production as well as coordination among thirteen franchise offices. Regina was co-owner and President of Foxy's T-Shirt Shops and Le Shirt Company from 1978-1980. Foxy's had five locations. She worked as a Speech Language Pathologist with Morton Plant Hospital from 1970 through 1976. Regina received her Masters Degree from Kansas State University in 1970.

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

     Jeffery Slowgrove. Mr Slowgrove has served as a director since 1999. Since 1998, Mr. Slowgrove has been the President of JSS Management Consulting, Inc., a consulting firm in Palm Harbor, Florida, providing funding for start up organizations and advice on the business and management issues facing companies during early rapid growth and expansion phases. He co-founded IMR Global Corp. in 1988 and has served as a director since its inception. From 1988 to 1998, he also served as Treasurer of IMR Global Corp., which is a public company providing applications software-outsourcing solutions for the information technology departments of large businesses. He received a B.B.A. from the University of Michigan.

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

     James B. Anderson. Mr. Anderson has served as our Chief Financial Officer since June 2005. In addition, from September 22, 2005, until that position was filled by Regina Anderson on November 1,2005, Mr. Anderson served as Interim Chief Executive Officer. On June 28, 2005, Mr. Anderson was appointed to serve as the President of Sirius Medical Supply, Inc. Since 1993, Mr. Anderson has been involved with Amerx Health Care Corporation as its Chief Information Officer. In 1996, Mr. Anderson became involved with Procyon Corporation after its merger and has since performed the duties of Vice President of Operations. Prior to Mr. Anderson's work with the Company, he was involved with importing and exporting to Russia and Direct Mail Marketing. He received a B.S. from the University of South Florida. Mr. Anderson is the son of John C. Anderson, our late President, Chief Executive Officer and Chairman of the Board, the son of Regina Anderson, the Company's Chairman of the Board and Chief Executive Officer, and the brother of Justice W. Anderson, our Vice President of Sales & Marketing and the President of Amerx Health Care Corporation. Mr. Anderson is the son-in-law of our deceased former director, Richard T. Thompson.

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

     Michael T. Foley. Mr. Foley is currently a Vice President and Director of Suwannee Lumber Company, manufacturers of various lumber grades, garden mulch and potting soil. From 1997 to 2003, Mr. Foley served as President and CEO of Gypsum Products, Inc. of Largo, FL. From 1972 to 1996 Mr. Foley served in various capacities at Florida Forest Products, Inc. including President, Chairman and CEO. Prior to his association with these building material suppliers, Mr. Foley worked for International Paper in pulp and newsprint sales. Michael received his Bachelor of Business Administration degree from the University of Notre Dame in 1960 and subsequently served on that university's National Alumni Board. He obtained his MBA from the University of Florida in

1965. Mr. Foley has been a member of the Pinellas County Committee of 100 and was appointed by Governor Lawton Chiles to the State of Florida Community Health Purchasing Alliance (CHPA) Board. Mr. Foley is also a retired Captain in the U.S. Naval Reserve.

Compliance with Section 16(a) of the Exchange Act

     Under the securities laws of the United States, our directors, executive officers, and any persons holding more than ten percent of our Common Stock are required to report their initial ownership of the Company's Common Stock and any subsequent changes in that ownership to the Securities and Exchange Commission and the Company. Specific due dates for these reports have been established and we are required to disclose any failure to file, or late filing, of such reports. Based solely on our review of the reports and amendments thereto furnished to the Company and written representations that no other reports were required to be filed in fiscal 2007, our officers, directors and beneficial owners of more than ten percent of its Common Stock complied with all Section 16(a) filing requirements.

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

     The Company formed an Audit Committee in July 2004, composed solely of Mr. Slowgrove. Richard T. Thompson joined the Audit Committee as its Chairman in March, 2006. Mr. Slowgrove resigned from the Audit Committee effective March 31, 2006. In October 2006, we determined that our remaining Audit Committee member, Mr. Thompson, did not meet the definition of independence for purposes of audit committee service as contained in the applicable rules of The Nasdaq Stock Market, Inc. ("Nasdaq"). In addition, Mr. Thompson had been unable to serve on the Audit Committee because of health-related concerns. On October 19, 2006, Mr. Thompson died. In December 2006, the Board nominated Michael T. Foley as director and Audit Committee member and Chair. The Board believes that Mr. Foley is independent pursuant to Nasdaq rules and also meets the requirements of an audit committee financial expert. In addition, we have determined that Mr. Foley is also independent within the meaning of SEC Rule 10A-3(b)(1). The function of the Audit Committee is to review and approve the scope of audit procedures employed and to review and approve the audit reports rendered by the Company's independent auditors and to approve the audit fees charged by the independent auditors. In addition, pursuant to the Sarbanes-Oxley Act of 2002 and rules promulgated thereunder, the Audit Committee is responsible for, among other things, pre-approving all audit and non-audit services performed by the independent auditors, approving the engagement of the auditors and receiving certain reports from the independent auditors prior to the filing of the audit report. The Audit Committee reports to the Board of Directors with respect to such matters and recommends the selection of independent auditors. The Audit Committee adopted a charter in October 2006.

     The Company does not have a Nominating Committee. However, the entire board of directors, which is comprised of a majority of independent directors, performs the function of a nominating committee.

     In fiscal 2007, the Board of Directors held six formal meetings. A majority of directors attended each meeting in person or by telephone. The Compensation Committee held one meeting during fiscal 2007. The Audit Committee held one meeting during fiscal 2007.

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

ITEM 10. EXECUTIVE COMPENSATION.

     Summary Compensation Table. The following table sets forth compensation information for the two fiscal years ended June 30, 2007 and 2006 of the Company's Chief Executive Officer and the President of our subsidiary, Amerx Health Care Corp. (the "Named Executive Officers"). Elements of compensation for our Named Executive Officers include salary, discretionary cash bonuses and other perquisites and benefits. We do not have a pension plan, do not pay non-equity incentive plan based compensation and do not offer nonqualified deferred compensation arrangements. We also did not grant stock awards in fiscal year 2007. As a result, columns related to these items have been omitted from the table below.


                                                             All Other
Name and Principal Position    Year  Salary($)  Bonus($)  Compensation($)  Total($)
---------------------------    ----  ---------  --------  ---------------  --------

Regina W. Anderson,            2007  $156,317    $  500     $    -0-       $156,817
  President, Chief Executive   2006  $104,000    $1,000          -0-       $105,000
  Officer                      2005       -0-       -0-          -0-            -0-
Justice W. Anderson,           2007  $ 36,200    $2,500     $112,437(1)    $151,137
  President (Amerx Health
  Care Corp.)

----------
     (1)  Consists solely of commission on sales from Amerx Health Care Corp.
          Outstanding Equity Awards at 2007 Fiscal Year End


     The following table sets forth information regarding the outstanding equity awards to our Named Executive Officers at June 30, 2007. We have not granted any stock awards to our Named Executive Officers and, accordingly, we had no outstanding stock awards during 2007. Thus, the columns related to stock awards have been omitted from the following table.

                                                  Option Awards
                              Number of     Number of
                              Securities    Securities
                              Underlying    Underlying
                              Unexercised   Unexercised    Option
                              Options       Options        Exercise   Option
                              (#)           (#)            Price      Expiration
Name                          Exercisable   Unexercisable  ($)        Date
--------------------------------------------------------------------------------

Regina W. Anderson,                -              -         -         -
         Chief Executive
         Officer and
         Chairman of the
         Board of Directors

Justice W. Anderson,          50,000 (1)          -        $ .2125    12/2009
         President, Amerx     10,000 (1)          -        $ .1594    11/2010
         Health Care Corp.

----------
     (1)  As trustee of the John C. Anderson Trust in accordance with Mr.
          Anderson's will.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
         RELATED STOCKHOLDER MATTERS.

     The following table sets forth certain information regarding beneficial ownership of our Common Stock as of September 18, 2007 by (I) each person known by the Company to own beneficially more than 5% of the outstanding Common Stock,
(ii) each director or director nominee, and (iii) all executive officers and directors as a group. Each person has sole voting and sole investment or dispositive power with respect to the shares shown except as noted. As to the Company's preferred stock, as of September 18, 2007, no officer or director of the company owned any preferred shares. In addition, no individual shareholder beneficially owned more than 5% of the Company's preferred shares.

                                              Common Shareholdings
                                              on September 18, 2007

                                              Number of        Percent of
Name and Address(5)                           Shares           Class

Regina W. Anderson                               72,500           *
Chester L. Wallack (l)                          120,000(3)       1.5
Fred W. Suggs (l)                               160,000(3)       2.0
Alan B. Crane (1)                                80,000(3)       1.0
Jeffery S. Slowgrove                            716,200(4)       8.9
Richard T. Thompson(2)                           65,000(8)        *
James B. Anderson                               111,000(7)       1.4
Justice W. Anderson(6)                        3,483,500(3)      43.3
Michael T. Foley(2)                              30,000(9)
All directors and officers
as a group (eight persons)                    4,838,200         59.0%
RMS Limited Partnership, 50 W. Liberty St,    1,600,000         19.9%
Suite 650, Reno, NV 89501

----------
*Less than 1%


(1)  Member of the Compensation Committee.
(2)  Member of the Audit Committee. Mr. Thompson died on October 19, 2006.
(3) Includes 60,000 shares subject to currently exercisable options or options which will become exercisable within 60 days.
(4) Includes 10,000 shares of subject to currently exercisable options or options which will become exercisable within 60 days.
(5)  Except as noted above, the address for all persons listed is 1300 S.
     Highland Ave, Clearwater, Florida 33756
(6) Mr. Anderson beneficially owns 3,350,500 shares of common stock and 60,000 currently exercisable options to purchase shares of common stock as Trustee of the John C. Anderson Trust in accordance with Mr. Anderson's will. He also owns of record 73,000 shares of common stock.
(7) Includes 30,000 shares subject to currently exercisable options and 10,000 shares in joint name with his wife.
(8) Includes 20,000 shares subject to currently exercisable options or options which will become exercisable within 60 days, and 15,000 shares in joint name with his wife.
(9)  Includes 5,000 shares in joint name with his wife.

Equity Compensation Plan Information

     The following table contains information regarding Procyon's equity compensation plan as of June 30, 2007. The only equity compensation plan maintained by Procyon is the company's Omnibus Stock Option plan (the "Option
Plan"). The Option Plan was approved by the shareholders of Procyon in 1998.

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


                                       26

----------
1. The total number of securities to be issued upon exercise of outstanding options, warrants and rights consists of options for the purchase of Procyon common stock issued pursuant to the Option Plan to employees, officers, directors and consultants. The total number of securities to be issued upon exercise of the options is stated, regardless of whether the options are currently vested.

2. The outstanding options issued under the Option Plan range in exercise price from $0.15 to $0.25 per share.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

         Other than transactions described below, since July 1, 2006, there has not been, nor is there currently proposed, any transaction or series of similar transactions to which we were or will be a party:

     o    in which the amount involved exceeds $120,000; and,
     o in which any director, nominee for director, executive officer, shareholder which beneficially owns five percent or more of our common stock or any member of their immediate family members, had or will have a direct or indirect material interest.

     Messrs. Wallack, Suggs, Crane and Thompson, have purchased a total of 261,000 shares of Preferred Stock at a price of $1 per share. Such purchases were made on terms and conditions, which were identical to the purchases made by all other private investors who purchased Preferred Stock. Regina W. Anderson, our Chairman and Chief Executive Officer, personally guaranteed the loan we secured from Bank of America, N.A., in the amount of $508,000, to purchase our office building in July 2006as well as the $250,000 line of credit. Mr. Slowgrove, a director, acted as a consultant to the Company for portions of fiscal 2007, at a total compensation to him of approximately $27,500.

Director Independence.

     We have determined that the following directors are independent within applicable Nasdaq rules: Messrs. Wallack, Suggs, Crane, Slowgrove and Foley. We considered the fact that Mr. Slowgrove acted as a consultant to the Company for portions of fiscal 2007, at a total compensation to him of approximately $27,500. Regina, James and Justice Anderson are not independent as they are executive officers of the Company and its subsidiaries. Accordingly, our Board of Directors is composed of a majority of independent directors. Our Compensation Committee and Audit Committee are composed entirely of independent directors pursuant to applicable Nasdaq rules. In addition, Mr. Foley, our sole Audit Committee member, also meets the definition of independence under SEC Rule 10A-3.

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
                    and between the Company and Amerx.
          ++14.1    Code of Ethics for Senior Financial Officers.
          x 31.1    Certification of Regina W. Anderson pursuant to Exchange Act
                    Rule 13a-14(a)/15d-14(a)
          x 31.2    Certification of James B. Anderson pursuant to Exchange Act
                    Rule 13a-14(a)/15d-14(a)
          x 32.1    Certification Pursuant to 18 U.S.C. ss. 1350, as Adopted
                    Pursuant to Section906 of the Sarbanes-Oxley Act Of 2002

----------
          *         Incorporated by reference to the Company's Registration
                    Statement on Form S-1, S.E.C. File No.33-13273.
          +         Incorporated by reference to the Company's Form 10-KSB for the fiscal year ended June 30, 1995.
          o         Incorporated by reference to the Company's Form 8-K filed on or about February 2, 1996.
          #         Incorporated by reference to the Company's Schedule 14A
                    filed on or about November 17, 1998.
          /         Incorporated by reference to the Company's Form 8-K filed on or about August 8, 2006
          -         Incorporated by reference to the Company's Form 10-QSB for the period ending September 30, 2003
          ++        Incorporated by reference to the Company's Schedule 14A
                    filed on or about October 15, 2004
          x         Filed herewith.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     Audit Fees. In fiscal 2007, the Company paid to its independent accountants $34,749 in fees related directly to the audit and review of the Company's financial statements. In fiscal 2006, the Company paid to its independent accountants $31,549 in fees related directly to the audit and review of the Company's financial statements.

     Audit-Related Fees. The Company's independent accountants performed no other audit-related services for the Company during fiscal 2006 and 2007 other than the audit services described above.

     Tax Fees: In fiscal 2007, the Company paid to its independent accountants $1,350 in fees related directly to tax preparations. In fiscal 2006, the Company paid to its independent accountants $1,000 in fees related directly to tax preparations.

     All Other Fees: The Company's independent accountants performed no other services for the Company during fiscal 2006 and 2007 other than the audit and tax services described above.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

                                               PROCYON CORPORATION

                                               By: /s/ Regina W. Anderson
                                               Regina W. Anderson, Chief
                                               Executive Officer

Date: September 27, 2007


Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the registrant and in the capacities and on the dates indicated have signed this report below.


Signature                            Title                           Date
---------                            -----                           ----

/s/ Regina W. Anderson     Chief Executive Officer,           September 27, 2007
Regina W. Anderson         President

/s/ James B. Anderson      Chief Financial Officer,           September 27, 2007
James B. Anderson          President (Sirius) and Director

/s/ Justice W. Anderson    President (Amerx) and Director     September 25, 2007
Justice W. Anderson

/s/ Alan B. Crane          Director                           September 27, 2007
Alan B. Crane

/s/ Michael T. Foley       Director                           September 26, 2007
Michael T. Foley

/s/ Jeffery S. Slowgrove   Director                           September 26, 2007
Jeffery S. Slowgrove

/s/ Fred W. Suggs, Jr.     Director                           September 25, 2007
Fred W. Suggs, Jr.

/s/ Chester L. Wallack     Director                           September 26, 2007
Chester L. Wallack

                                  EXHIBIT INDEX


Exhibit No.       Document                                              Item No.
-----------       --------                                              --------

* 3.1     Articles of Incorporation                                          3
+ 3.1.1   Articles of Amendment to Articles of Incorporation                 3
* 3.2     Bylaws                                                             3
+ 4.1     Designation of Series A Preferred Stock                            4
# 10.1    1998 Omnibus Stock Option Plan
- 10.1    Office Lease dated September 23, 2003
/ 10.2    Promissory Note dated July 21, 2006
/ 10.3    Mortgage dated July 21, 2006
+ 10.4 Loan and Security Agreement, dated as of January 1, 1995, by 10 and between the Company and Amerx Health Care Corp., including Promissory Notes issued there under.
o  10.5   Agreement and Plan of Exchange, dated January 31, 1996, by and between the Company and Amerx.
++14.1    Code of Ethics for Senior Financial Officers.
x 31.1 Certification of Regina W. Anderson pursuant to Exchange Act 31 Rule 13a-14(a)/15d-14(a)
x 31.2    Certification of James B. Anderson pursuant to Exchange Act       31
          Rule 13a-14(a)/15d-14(a)
x 32.1    Certification Pursuant to 18 U.S.C. ss. 1350, as Adopted          32
          Pursuant to Section906 of the Sarbanes-Oxley Act Of 2002

----------
     *         Incorporated by reference to the Company's Registration
               Statement on Form S-1, S.E.C. File No.33-13273.
     +         Incorporated by reference to the Company's Form 10-KSB for the fiscal year ended June 30, 1995.
     o         Incorporated by reference to the Company's Form 8-K filed on or about February 2, 1996.
     #         Incorporated by reference to the Company's Schedule 14A
               filed on or about November 17, 1998.
     /         Incorporated by reference to the Company's Form 8-K filed on or about August 8, 2006
     -         Incorporated by reference to the Company's Form 10-QSB for the period ending September 30, 2003
     ++        Incorporated by reference to the Company's Schedule 14A
               filed on or about October 15, 2004
     x         Filed herewith.

                      PROCYON CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED FINANCIAL STATEMENTS
                       Years Ended June 30, 2007 and 2006

TABLE OF CONTENTS



                                                                        Page No.


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

Consolidated Statements of Cash Flows                                       F-5

Notes to Financial Statements                                               F-6

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors
Procyon Corporation and Subsidiaries
Clearwater, Florida


We have audited the accompanying consolidated balance sheet of Procyon Corporation and Subsidiaries as of June 30, 2007 and the related statements of operations, stockholders' equity, and cash flows for the years ended June 30, 2007 and 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Procyon Corporation and Subsidiaries as of June 30, 2007 and the results of its operations and its cash flows for the years ended June 30, 2007 and 2006, in conformity with accounting principles generally accepted in the United States of America.


/s/ Ferlita, Walsh & Gonzalez, P.A.
FERLITA, WALSH & GONZALEZ, P.A.
Certified Public Accountants
Tampa, Florida

September 11, 2007

PROCYON CORPORATION & SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
June 30, 2007


ASSETS

CURRENT ASSETS
         Cash                                                       $   422,876
         Accounts Receivable, less allowance of $2,500                  224,460
                for doubtful accounts
         Inventories                                                    133,892
         Prepaid expenses                                               129,476
         Deferred Tax Asset                                             169,758
                                                                    -----------
                TOTAL CURRENT ASSETS                                  1,080,462

PROPERTY AND EQUIPMENT, NET                                             589,141

OTHER ASSETS
         Deposits                                                         1,515
         Deferred Tax Asset                                             231,274
                                                                    -----------
                                                                        232,789

TOTAL ASSETS                                                        $ 1,902,392
                                                                    ===========


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
         Accounts Payable                                           $   108,076
         Accrued expenses                                               111,316
         Current Portion of Mortgage Payable                             21,201
                                                                    -----------
                TOTAL CURRENT LIABILITIES                               240,593

LONG TERM LIABILITIES
         Mortgage Payable                                               469,191
                                                                    -----------
                TOTAL LONG TERM LIABILITIES                             469,191

STOCKHOLDERS' EQUITY
         Preferred stock, 496,000,000 shares
                authorized, none issued.
         Series A Cumulative Convertible Preferred stock,               159,750
                no par value; 4,000,000 shares authorized;
                203,900 shares issued and outstanding
         Common stock, no par value, 80,000,000 shares                4,411,876
                authorized; 8,047,588 shares issued and
                outstanding.
         Paid-in Capital                                                  6,000
         Accumulated deficit                                         (3,385,018)
                                                                    -----------
                TOTAL STOCKHOLDERS' EQUITY                            1,192,608
                                                                    -----------


TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $ 1,902,392
                                                                    ===========


    The accompanying notes are an integral part of these financial statements

PROCYON CORPORATION & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended June 30, 2007 and 2006


                                                         2007           2006
                                                     -----------    -----------


NET SALES                                            $ 2,536,577    $ 2,313,345

COST OF SALES                                            600,175        519,889
                                                     -----------    -----------

GROSS PROFIT                                           1,936,402      1,793,456

OPERATING EXPENSES
         Salaries and Benefits                           841,540        681,422
         Selling , General and Administrative            851,070        753,940
                                                     -----------    -----------
                                                       1,692,610      1,435,362

INCOME FROM OPERATIONS                                   243,792        358,094

OTHER INCOME (EXPENSE)
         Interest Expense                                (34,614)        (3,283)
         Interest Income                                  12,059          2,892
         Other Income                                        293            530
                                                     -----------    -----------
                                                         (22,262)           139
                                                     -----------    -----------

INCOME BEFORE INCOME TAXES                               221,530        358,233

INCOME TAX BENEFIT (EXPENSE)                             276,850        (16,004)
                                                     -----------    -----------

NET INCOME                                               498,380        342,229

Dividend requirements on preferred stock                 (19,490)       (21,240)
                                                     -----------    -----------

Basic net income available to common shares          $   478,890    $   320,989
                                                     ===========    ===========

Basic net income per common share                    $      0.06    $      0.04
                                                     ===========    ===========

Weighted average number of common
         shares outstanding                            8,049,832      8,043,928
                                                     ===========    ===========


Diluted net income per common share                  $      0.06    $      0.04
                                                     ===========    ===========

Weighted average number of common
         shares outstanding, diluted                   8,359,977      8,363,578
                                                     ===========    ===========


   The accompanying notes are an integral part of these financial statements.


PROCYON CORPORATION & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Years Ended June 30, 2007 and 2006



                                       Preferred Stock                Common Stock
                                  --------------------------    -------------------------     Paid-in     Accumulated
                                    Shares         Amount          Shares        Amount       Capital       Deficit         Total
                                  -----------    -----------    -----------   -----------   -----------   -----------    -----------
Balance, June 30, 2005                214,900    $   170,750      8,036,588   $ 4,400,876   $     6,000   $(4,225,627)   $   351,999

  Conversion of preferred stock
       to common stock                (10,000)       (10,000)        10,000        10,000          --            --             --

  Net Income                                0              0              0             0                     342,229       342,229
                                  -----------    -----------    -----------   -----------   -----------   -----------    -----------

Balance, June 30, 2006                204,900    $   160,750      8,046,588   $ 4,410,876   $     6,000   $(3,883,398)   $   694,228

  Conversion of preferred stock        (1,000)        (1,000)         1,000         1,000             0             0              0
       to common stock
  Net income                                0              0              0             0             0       498,380        498,380
                                  -----------    -----------    -----------   -----------   -----------   -----------    -----------

Balance, June 30, 2007                203,900    $   159,750      8,047,588   $ 4,411,876   $     6,000   $(3,385,018)   $ 1,192,608
                                  ===========    ===========    ===========   ===========   ===========   ===========    ===========



                             The accompanying notes are an integral part of these financial statements.


PROCYON CORPORATION & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended June 30, 2007 and 2006


                                                                2007         2006
                                                             ---------    ---------

CASH FLOWS FROM OPERATING ACTIVITIES

Net income                                                   $ 498,380    $ 342,229
Adjustments to reconcile net income to net cash
     used in operating activities:
        Depreciation                                            36,207       23,589
        Deferred Income Taxes                                 (276,850)      16,004
        Decrease (increase) in:
            Accounts receivable                                (78,014)        (473)
            Inventory                                           16,973       (4,542)
            Prepaid expenses                                    (8,960)     (65,910)
            Other assets                                         7,235       17,701
        Increase (decrease) in:
            Accounts payable                                   (17,572)      25,149
            Accrued expenses                                    29,096        9,462
                                                             ---------    ---------
                                         NET CASH PROVIDED
                                   BY OPERATING ACTIVITIES     206,495      363,209

CASH FLOWS FROM INVESTING ACTIVITIES

        Purchase of property & equipment                       (54,388)      (9,052)
                                                             ---------    ---------
                                             NET CASH USED
                                   BY INVESTING ACTIVITIES     (54,388)      (9,052)

CASH FLOWS FROM FINANCING ACTIVITIES

        Payments on note payable releated party                      0      (90,000)
        Payments of capital lease obligations                        0       (2,360)
        Payments on Mortgage Payable                           (17,608)           0
                                                             ---------    ---------
                                             NET CASH USED
                                   BY FINANCING ACTIVITIES     (17,608)     (92,360)
                                                             ---------    ---------

                                        NET CHANGE IN CASH     134,499      261,797

CASH AT BEGINNING OF PERIOD                                    288,377       26,580
                                                             ---------    ---------

                                     CASH AT END OF PERIOD   $ 422,876    $ 288,377
                                                             =========    =========


SUPPLEMENTAL DISCLOSURES

Interest Paid                                                $  33,765    $   3,283
Taxes Paid                                                   $    --      $    --


NONCASH TRANSACTION DISCLOSURE:
Conversion of Series A cumulative convertible
     preferred stock to common stock                         $   1,000    $  10,000
Purchase of Office Building Financed by Mortgage             $ 508,000    $    --


    The accompanying notes are an integral part of these financial statements

                                       F-5

PROCYON CORPORATION AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Activity

Procyon Corporation has two wholly-owned subsidiaries, Amerx Health Care Corp. (Amerx) and Sirius Medical Supply, Inc. (Sirius). Amerx manufactures and markets wound and skin care products primarily in the United States whereas Sirius markets diabetic supplies primarily to Medicare patients in the United States.

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

Revenue Recognition

The Company recognizes revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104, "Revenue Recognition, corrected copy," which requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the seller's price to the buyer is fixed or determinable; and, (4) collectibility is reasonably assured.

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

Accounts receivable are generally due from Medicare, private insurance companies, and customers. The collection process is time consuming, complex and typically involves the submission of claims to multiple payers whose payment of claims may be contingent upon the payment of another payer. In accordance with applicable regulatory requirements, the Company makes reasonable and appropriate efforts to collect accounts receivable, including deductible and copayment amounts, in a consistent manner for all payer classes. The valuation of accounts receivable is based upon the credit-worthiness of customers and third-party payers as well as historical collection experience. Estimating the credit worthiness of customers and recoverability of customer accounts requires us to exercise considerable judgment. Allowances for doubtful accounts are recorded as a selling, general and administrative expense for estimated amounts expected to be uncollectible from third-party payers and customers. The Company bases its estimates on its historical collection and write-off experience, current trends, credit policy, and on analysis of accounts receivable by aging category. As of June 30, 2007, accounts receivable allowance was $2,500, or approximately 1% of gross accounts receivable.

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

Shipping and Handling Costs

Shipping and handling costs incurred were approximately $81,000 and $77,000 for the years ended June 30, 2007, and 2006, respectively, and were included in selling, general and administrative expenses.

Advertising and Marketing

The company records advertising and marketing expenses in the periods in which they are incurred. During the years ended June 30, 2007 and 2006, approximately $311,000 and $288,000, of advertising and marketing costs were included in selling, general and administrative expenses for each respective year.

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

Additional information with respect to the Plan's stock option activity is as follows:

                                                               Weighted
                                                 Number of      Average
                                                   Shares    Exercise Price
                                                  -------    --------------
      Outstanding at June 30, 2005                300,000       $0.20
        Granted                                         -           -
        Exercised                                       -           -
        Expired                                         -           -
                                                  -------       -----
      Outstanding at June 30, 2006                300,000       $0.20
        Granted                                         -           -
        Exercised                                       -           -
        Expired                                         -           -
      Outstanding at June 30, 2007                300,000       $0.20
                                                  =======       =====
      Options exercisable at June 30, 2006        300,000       $0.20
                                                  =======       =====
      Options exercisable at June 30, 2007        300,000       $0.20
                                                  =======       =====

The following table summarizes information about stock options outstanding at June 30, 2007:

                                         Stock Options Outstanding
                                    ----------------------------------
                                    Weighted Average
                    Number of       Remaining           Weighted
  Range of          Shares          Contractual Life    Average
  Exercise Prices   Outstanding     In Years            Exercise Price
  ---------------   -----------     --------            --------------

  $0.15 - $0.20     65,000            3.39                 $0.16

  $0.20 - $0.25     235,000           2.51                 $0.21
                    -------
                    300,000           2.70                 $0.20
                    =======


Effective January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123(R) ("SFAS 123R"), "Share-Based Payment". SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations based upon their fair values and rescinds the acceptance of pro forma disclosure. SFAS 123R permits two methods of adoption, a "modified prospective" method and a "modified retrospective" method. Under the modified prospective method, stock-based compensation cost is recognized, beginning with the effective date, based on the requirements of SFAS 123R for all share-based payments granted after the effective date and for all awards granted prior to the effective date that remain unvested on the effective date. The modified retrospective method includes the requirements of the modified prospective method and also permits restatement of prior periods based on amounts previously reported in pro forma disclosures pursuant to SFAS 123 for either all periods presented or for only prior interim periods of the year of adoption. We adopted the modified prospective method prescribed in SFAS 123R, effective January 1, 2006.

On June 30, 2007, there were outstanding options to purchase 300,000 shares of our common stock at exercise prices ranging from $0.16 to $0.21 per share and expiration dates between December 2009 and November 2010. These options were vested at the time of grant. During the year ended June 30, 2007, no options were granted. Therefore, the adoption of SFAS 123R does not have an impact on the statement of operations for period ending June 30, 2007.

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

There were no options granted during fiscal years ended June 30, 2007 and 2006. Had there been options issued during the fiscal years ended June 30, 2007 and 2006, the fair value of the options would have been determined using the Black-Scholes option-pricing model, which values options based on the stock price at the grant date, the expected dividend payments, and the risk-free interest rate over the life of the option.

Equity instruments issued to non-employees in exchange for goods, fees and services are accounted for under the fair value-based method of SFAS No. 123(R).

NOTE B - INVENTORIES

Inventories consisted of the following:


                   Finished Goods   $   36,509
                   Raw Materials        97,383
                                    ----------
                                    $  133,892
                                    ==========

NOTE C - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

                                          Owned         Leased          Total
                                        ---------      ---------      ---------

Office Equipment                        $ 112,867      $  26,928      $ 139,795

Furniture and Fixtures                     20,726                        20,726

Software                                   19,471                        19,471

Leasehold improvements                     13,589                        13,589

Production Equipment                       34,436                        34,436

Building                                  474,168                       474,168

Land                                       64,547                        64,547
                                        ---------      ---------      ---------

                                          739,804         26,928        766,732

Less accumulated depreciation            (151,448)       (26,143)      (177,591)
                                        ---------      ---------      ---------

                                        $ 588,356      $     785      $ 589,141
                                        =========      =========      =========

NOTE D - RELATED PARTY TRANSACTIONS

The Company had a note payable with John C. Anderson, at 8% interest per annum. Shortly after his passing the note was paid in full. Interest expense for the year ended June 30, 2006 were $1,531. Mr. Slowgrove, a director, acted as a consultant to the Company for portions of fiscal 2007, was paid a total compensation to him of approximately $27,500. Our Chief Executive Officer, Regina W. Anderson, guaranteed a loan to us in the amount of $508,000, issued in connection with our purchase of our office building in July 2006, as well as the $250,000 line of credit.

NOTE E  - MORTGAGE PAYABLE

     On July 21, 2006, we entered into a mortgage loan, guaranteed by our C.E.O. Regina W. Anderson, for $508,000 with the Bank of America for the purchase of our corporate office building. The mortgage loan is due in 15 years and interest is fixed at 7.25%. Interest expense was $ 34,614 for the fiscal year end June 30, 2007.

Maturities of long-term debt associated with the mortgage payable are as follows:



         Year Ending June 30,
         --------------------------------------------

                 2008                                 $   21,201

                 2009                                     22,790

                 2010                                     24,498

                 2011                                     26,335

                 2012                                     28,309

                 2013 and thereafter                     367,259
                                                      ----------

                                                         490,392

                 Less current portion                     21,201
                                                      ----------

                                                      $  469,191
                                                      ==========

NOTE F - COMMITMENTS AND CONTINGENCIES

Leases
------

In September 2003, the Company entered into a lease for office space for a term of three years. Monthly rent was approximately $4,100 plus sales tax. The Company purchased the building and its property on July 21, 2006. Rent expense for the years ended June 30, 2007 and 2006 were approximately $2,546 and $53,000, respectively.

In addition, the Company also leases certain equipment under various operating leases expiring through year 2011. The minimum lease payments due under the equipment lease agreements for fiscal years ended June 30 is as follow:


                           2008             $ 11,458
                           2009               11,458
                           2010               11,362
                           2011                9,447
                                            --------
                                            $ 43,725
                                            ========

Purchase Commitments
--------------------

Sirius entered into a two-year contract with one of its suppliers in June 2004 to purchase a minimum quantity of various diabetic supplies at a discounted price each year. In accordance with the terms of the contract, the supplier could retroactively adjust the purchase price based on actual quantities purchased. During the fiscal year this contract expired with the vendor, with no penalty. Instead of renewing this contract Sirius has begun to purchase the same products from a different vendor. In accordance with the Statement of Position 94-6, Disclosure of Certain Significant Risks and Uncertainties ("SOP 94-6"), Sirius believes that while there is concentration of products purchased from this vendor, the concentration did not make the Company vulnerable to the risk of a near-term severe impact, as defined in SOP 94-6. Sirius also has the ability to purchase the same product from third-party vendors at a slightly higher price. Further, management believes that it is not reasonably possible that this event could cause severe near-term impact to the Company.

NOTE G - LONG-TERM DEBT

The Company had a note payable with John C. Anderson, at 8% interest per annum. Shortly after his passing the note was paid in full. Interest expense for the years ended June 30, 2007 and June 30, 2006 was $0 and $1,531 respectively.

NOTE H - STOCKHOLDERS' EQUITY

During January 1995, the Company's Board of Directors authorized the issuance of up to 4,000,000 shares of Series A Cumulative Convertible Preferred Stock. The preferred stockholders are entitled to receive, if declared by the board of directors, quarterly dividends at an annual rate of $.10 per share of Series A Cumulative Convertible Preferred Stock per annum. Dividends accrue without interest and are cumulative from the date of issuance of the Series A Cumulative Convertible Preferred Stock and are payable quarterly in arrears in cash or publicly traded common stock when and if declared by the board of directors. As of June 30, 2007, no dividends have been declared. Dividends in arrears on the outstanding preferred shares total $206,351 or approximately $1.01 per share as of June 30, 2007. The preferred stockholders have the right to convert each share of Series A Cumulative Convertible Preferred Stock into one share of the Company's common stock at any time without additional consideration. Each share of Series A Cumulative Convertible Preferred Stock is subject to mandatory conversion into one share of common stock of the Company, effective as of the close of a public offering of the Company's common stock provided, however, that the offering must provide a minimum of $1 million in gross proceeds to the Company and the initial offering price of such common stock must be at least $1 per share. In addition to the rights described above, the holders of the Series A Cumulative Convertible Preferred Stock have voting rights equal to the common stockholders based upon the number of shares of common stock into which the Series A Cumulative Convertible Preferred Stock is convertible. The Company is obligated to reserve an adequate number of shares of its common stock to satisfy the conversion of all of the outstanding Series A Cumulative Convertible Preferred stock.

NOTE I - EARNINGS PER SHARE

As required by FASB Statement No. 128, the following table sets forth the computation of basic and diluted earnings per share:

                                                        Years Ended June 30,
                                                        2007            2006
                                                    -----------     -----------
Numerator:
----------
Net income                                          $   498,380     $   342,229
Adjustment for basic earnings per share:
Dividend requirements on preferred stock                (19,490)        (21,240)
                                                    -----------     -----------
Numerator for basic earnings per share-
Net income available to common
stockholders                                        $   478,890     $   320,989

Effect of dilutive securities:
Numerator for diluted earnings per share-
Net income available to common
stockholder                                         $   478,890     $   320,989
                                                    -----------     -----------

Denominator:
------------
Denominator for basic earnings per share-
Weighted-average common shares                        8,049,832       8,043,928
Effect of dilutive securities:
Stock options                                           105,489         104,997
Dilutive potential common shares                        204,656         214,653
                                                    -----------     -----------
Denominator for dilutive earnings per share-

Adjusted weighted-average shares and
assumed conversions                                   8,359,977       8,363,578
                                                    ===========     ===========

Basic income per share                              $      0.06     $      0.04
                                                    ===========     ===========
Diluted income per share                            $      0.06     $      0.04
                                                    ===========     ===========

NOTE J - INCOME TAXES AND AVAILABLE CARRYFORWARD

As of June 30, 2007, the Company had consolidated income tax net operating loss ("NOL") carryforward for federal income tax purposes of approximately $3,016,000. The NOL will expire in various years ending through the year 2023.The utilization of certain of the loss carryforwards are limited under
Section 382 of the Internal Revenue Code.

The components of the provision for income taxes (benefits) are attributable to continuing operations as follows:

                                    2007          2006
                                  ---------    ---------
                       Current
                       Federal    $    --      $    --
                       State           --           --

                       Deferred
                       Federal     (236,386)      13,665
                       State        (40,464)       2,339
                                  ---------    ---------
                                  $(276,850)   $  16,004
                                  =========    =========

Deferred income taxes reflect the net tax effects of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                         Current     Non-Current
                                                        ---------    -----------

Deferred tax assets:
         NOL and contribution carryforwards             $ 168,818     $ 975,409
         Allowance for doubtful accounts                      941          --
         Valuation allowance for deferred tax assets         --        (737,284)
                                                        ---------     ---------
                                                          169,758       238,125

Deferred tax (liabilities):
         Excess of tax over book depreciation                --          (6,851)
                                                        ---------     ---------
                                                          169,758       231,274

Net deferred tax asset (liability)                      $ 169,758     $ 231,274
                                                        =========     =========


The change in the valuation allowance is as follow:

         June 30, 2006                   $ (1,373,049)
         June 30, 2007                       (737,284)
                                         ------------

Decrease in valuation allowance          $   (635,765)
                                         ============

The decrease in the valuation allowance is due to the expected utilization of net operating loss carryforwards. A valuation allowance of approximately $737,000 has been provided to reduce the asset to the net amount of tax benefit management believes it will more likely than not realize. As time passes, management will be able to better assess the amount of tax benefit it will realize from using the carryforward.

Income taxes for the years ended June 30, 2007 and 2006 differ from the amounts computed by applying the effective income tax rates of 37.63% and 37.63%, respectively, to income before income taxes as a result of the following:

                                                           2007          2006
                                                         ---------    ---------

Expected provision at US statutory rate                  $  75,320    $ 121,799
State income tax net of federal benefit                      8,042       13,004
Nondeductibles                                               3,540          169
Change in estimates in available NOL carryforwards         272,013         --
Change in valuation allowance                             (635,765)    (118,968)
                                                         ---------    ---------

Income tax expense / (benefit)                           $(276,850)   $ (16,004)
                                                         =========    =========

NOTE K - CONCENTRATION OF SUPPLY RISK

The Company's manufacturing and packaging activities are performed at a production facility owned and operated by a non-affiliated pharmaceutical manufacturer. At the present time, the manufacturer is the major source of the Company's wound care products. The sudden loss or failure of this manufacturer could significantly impair Amerx's ability to fulfill customer orders on a short-term basis and therefore, could materially and adversely affect the Company's operations. However, the Company has maintained a long-term relationship with this manufacturer and does not expect a discontinuance of its wound care products from the manufacturer in the near term.

During the year, Sirius purchased approximately 13% of its diabetic supplies from a non-affiliated supplier. Sirius does not anticipate supply from this vendor will be lost in the near future. Sirius has a good long term working relationship with this vendor. In the event of loss of this supplier, Sirius could still purchase such products from other suppliers in the industry.

NOTE L - MAJOR CUSTOMERS

During the year ended June 30, 2007, sales from one customer accounted for approximately 12% of the Company's sales. The loss of this single customer would have a material adverse effect on our financial condition or the results of our operations. During the year ended June 30, 2006 no customers accounted for more than 10% of Company sales. Amerx's customer base has become more diversified compared to previous fiscal years.

NOTE M - SEGMENT INFORMATION

The Company operates in the following two business segments:

1. Sale of skin and wound care products - Amerx operates in the skin and wound care products segment. The marketing of these products is targeted primarily to diabetic patients who have difficulties providing proper care and treatment of wounds due to their diabetic condition and physicians who recommend the products to their patients.

2. Sale of diabetic supplies - Sirius provides meters, test strips, monitors, syringes, etc. primarily to diabetic patients. The Company is then reimbursed by Medicare and/or patients' secondary insurance.


Each separately managed segment offers different products requiring different marketing and distribution strategies. Segments Information

                                    Wound Care   Diabetic
                        June 30,     Products    Products     Other     Consolidated
                        --------     --------    --------     -----     ------------
Revenues                   2007     $2,244,314   $292,263   $     -      $2,536,577
                           2006      1,972,381    340,964         -       2,313,345

Gross Profit               2007      1,805,827    130,574         -       1,936,402
                           2006      1,634,721    158,735         -       1,793,456

Identifiable Assets        2007        572,358    169,407    1,160,627    1,902,392
                           2006        388,846     58,665      463,648      911,159
Property and Equipment
Additions                  2007          4,200       -         558,186      562,386
                           2006          9,052       -            -           9,052

Depreciation               2007         11,692        544       23,972       36,207
                           2006         14,718      3,059        5,812       23,589

Geographical Information

The Company operates and sells its products to its customers primarily within the United States. All assets are located within the United States.

NOTE N - LINE OF CREDIT

The Company has a $250,000, due-on-demand line of credit with a financial institution, collateralized by the Company's inventory and accounts receivable assets. The line of credit is renewable annually on April of 2008. The C.E.O. of the Company personally guaranteed the line of credit to the Company. At June 30, 2007, the Company owed $0 on the line of credit. Interest expense for the years ended June 30, 2007 was $0. The line of credit extends terms of cash advances at a variable rate set equal to the banks prime rate at the time of advance. The interest rate can fluctuate according to the banks changes in its published prime rate.



                                      F-18