Form 10QSB
period 2007-09-30
PROCYON CORP
filed 2007-11-14
CIK 812306

SECURITIES & EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                   FORM 10-QSB


             [x] Quarterly Report Under Section 13 or 15 (d) of the
                         Securities Exchange Act of 1934

                  For Quarterly Period Ended September 30, 2007

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common stock, no par value; 8,053,588 shares outstanding as of November 12, 2007.

Transitional Small Business Disclosure Format (check one) Yes [ ] No [x]

                         PART I. - FINANCIAL INFORMATION


Item                                                                        Page
                                                                            ----


ITEM 1. FINANCIAL STATEMENTS                                                  3

Index to Financial Statements
-----------------------------

Financial Statements:

Consolidated Balance Sheets                                                   3
Consolidated Statements of Operations                                         4
Consolidated Statements of Cash Flows                                         5
Notes to Financial Statements                                                 6


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OR PLAN OF OPERATION                                                          10


ITEM 3. CONTROLS AND PROCEDURES                                               14


                          PART II. - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS                                                     15

ITEM 5. OTHER INFORMATION                                                     15

ITEM 6. EXHIBITS                                                              15

SIGNATURES                                                                    15


PROCYON CORPORATION & SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
September 30, 2007 and June 30, 2007

                                                             (unaudited)     (audited)
                                                            September 30,     June 30,
                                                                2007            2007
                                                             -----------    -----------
ASSETS

CURRENT ASSETS
       Cash                                                  $   455,689    $   422,876
       Accounts receivable, net of $2,500
            allowance for doubtful accounts                      163,698        224,460
       Inventories                                               186,628        133,892
       Prepaid expenses                                          120,176        129,476
       Deferred tax asset                                        189,631        169,758
                                                             -----------    -----------
            TOTAL CURRENT ASSETS                               1,115,822      1,080,462

PROPERTY AND EQUIPMENT, NET                                      580,176        589,141

OTHER ASSETS
       Deposits                                                    1,515          1,515
       Deferred tax asset                                        244,297        231,274
                                                             -----------    -----------
                                                                 245,812        232,789

TOTAL ASSETS                                                 $ 1,941,810    $ 1,902,392
                                                             ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
       Accounts Payable                                      $   143,442    $   108,076
       Accrued Expenses                                           85,259        111,316
       Current Portion of Mortgage Payable                        21,587         21,201
                                                             -----------    -----------
            TOTAL CURRENT LIABILITIES                            250,288        240,593

LONG-TERM LIABILITIES
       Mortgage Payable                                          463,854        469,191
                                                             -----------    -----------
            TOTAL LONG TERM LIABILITIES                          463,854        469,191

STOCKHOLDERS' EQUITY
       Preferred stock, 496,000,000 shares authorized,
       none issued
       Series A Cumulative Convertible Preferred stock,
       no par value; 4,000,000 shares authorized; 203,900
       shares issued and outstanding                             159,750        159,750
       Common stock, no par value, 80,000,000 shares
       authorized; 8,047,588 shares issued and outstanding     4,411,876      4,411,876
       Paid-in Capital                                             6,000          6,000
       Accumulated deficit                                    (3,349,958)    (3,385,018)
                                                             -----------    -----------
            TOTAL STOCKHOLDERS' EQUITY                         1,227,668      1,192,608
                                                             -----------    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $ 1,941,810    $ 1,902,392
                                                             ===========    ===========


The accompanying notes are an integral part of these financial statements.


PROCYON CORPORATION & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Three Months Ended September 30, 2007 and 2006


                                                    (unaudited)     (unaudited)
                                                    Three Months   Three Months
                                                       Ended           Ended
                                                   Sep. 30, 2007   Sep. 30, 2006
                                                    -----------     -----------


NET SALES                                           $   595,240     $   586,160

COST OF SALES                                           146,215         146,379
                                                    -----------     -----------

GROSS PROFIT                                            449,025         439,781

OPERATING EXPENSES

       Salaries and Benefits                            236,190         188,725
       Selling, General and Administrative              205,993         219,076
                                                    -----------     -----------
                                                        442,183         407,801


INCOME FROM OPERATIONS                                    6,842          31,980


OTHER INCOME (EXPENSE)
       Interest Income                                    3,695           2,496
       Interest Expense                                  (8,370)         (6,333)
                                                    -----------     -----------
                                                         (4,675)         (3,837)

INCOME BEFORE INCOME TAXES                                2,167          28,143

INCOME TAX (EXPENSE) BENEFIT                             32,896          19,262
                                                    -----------     -----------

NET INCOME                                               35,063          47,405

Dividend requirements on preferred stock                 (5,098)         (5,123)
                                                    -----------     -----------

Basic net income available to common shares         $    29,965     $    42,282
                                                    ===========     ===========

Basic net income per common share                   $      0.00     $      0.01

Weighted average number of common
       shares outstanding                             8,050,588       8,049,588
                                                    ===========     ===========


Diluted net income per common share                 $      0.00     $      0.01

Weighted average number of common shares
       outstanding, basic and diluted                 8,442,824       8,371,765
                                                    ===========     ===========


The accompanying notes are an integral part of these financial statements.


PROCYON CORPORATION & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three months Ending September 30, 2007 and 2006


                                                                              (unaudited)       (unaudited)
                                                                              September 30,    September 30,
                                                                                  2007             2006
                                                                                ---------        ---------

CASH FLOWS FROM OPERATING ACTIVITIES

Net Income                                                                      $  35,063        $  47,405
Adjustments to reconcile net income to net cash used in operating activities:
           Depreciation                                                             8,966            8,287
           Deferred Income Taxes                                                  (32,896)         (19,262)
           Decrease (increase) in:
                   Accounts Receivable                                             60,761          (14,986)
                   Inventory                                                      (52,736)          11,246
                   Prepaid Expenses                                                 9,300           11,875
                   Other Assets                                                      --              7,235
           Increase (decrease) in:
                   Accounts Payable                                                35,362            9,645
                   Accrued Expenses                                               (26,055)          (6,772)
                                                                                ---------        ---------
                             NET CASH PROVIDED BY OPERATING ACTIVITIES             37,765           54,673

CASH FLOW FROM INVESTING ACTIVITIES

           Purchase of property & equipment                                          --            (35,248)
                                                                                ---------        ---------
                             NET CASH USED BY INVESTING ACTIVITIES                   --            (35,248)

CASH FLOW FROM FINANCING ACTIVITIES

           Payments on Mortgage Payable                                            (4,952)          (3,003)
                                                                                ---------        ---------
                             NET CASH USED BY FINANCING ACTIVITIES                 (4,952)          (3,003)

                             NET CHANGE IN CASH                                    32,813           16,422

CASH AT BEGINNING OF PERIOD                                                       422,876          288,377
                                                                                ---------        ---------

                             CASH AT END OF PERIOD                              $ 455,689        $ 304,799
                                                                                =========        =========

SUPPLEMENTAL DISCLOSURES

Interest Paid                                                                   $   8,370        $   6,333
Taxes Paid                                                                      $    --          $    --

NONCASH TRANSACTION DISCLOSURE

Purchase of Office Building Financed by Mortgage                                $    --          $ 508,000


The accompanying notes are an integral part of these financial statements.

                                                 5

Notes to Financial Statements

NOTE A - SUMMARY OF ACCOUNTING POLICIES

          The interim financial statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations. The Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the Company's audited financial statements dated June 30, 2007. The results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year.

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

          On September 30, 2007, there were outstanding options to purchase 300,000 shares of our common stock at exercise prices ranging from $0.16 to $0.21 per share and expiration dates between December 2009 and November 2010. These options were vested at the time of grant. During the quarter ended September 30, 2007, no options were granted. Therefore, the adoption of SFAS 123R does not have an impact on our statement of operations for period ending September 30, 2007.

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

          The fair value of a stock option is determined using the Black-Scholes option-pricing model, which values options based on the stock price at the grant date, the expected life of the option, the estimated volatility of the stock, the expected dividend payments, and the risk-free interest rate over the life of the option. There were no options granted during the quarters ended September 30, 2007 and 2006.

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

NOTE B - INVENTORIES

          Inventories consisted of the following:

                                     September 30,      June 30,
                                         2007             2007
                                       --------         --------
          Finished Goods               $ 85,411         $ 36,509
          Raw Materials                $101,217         $ 97,383
                                       --------         --------
                                       $186,628         $133,892
                                       ========         ========

NOTE C - STOCKHOLDERS' EQUITY

          During January 1995, the Company's Board of Directors authorized the issuance of up to 4,000,000 shares of Series A Cumulative Convertible Preferred Stock ("Series A Preferred Stock"). The preferred stockholders are entitled to receive, as and if declared by the board of directors, quarterly dividends at an annual rate of $.10 per share of Series A Preferred Stock per annum. Dividends will accrue without interest and will be cumulative from the date of issuance of the Series A Preferred Stock and will be payable quarterly in arrears in cash or publicly traded common stock when and if declared by the Board of Directors. As of September 30, 2007, no dividends have been declared. Dividends in arrears on the outstanding preferred shares total $211,449 as of September 30, 2007.

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

NOTE D - INCOME TAXES AND AVAILABLE CARRYFORWARD

          As of September 30, 2007, the Company had consolidated income tax net operating loss ("NOL") carryforward for federal income tax purposes of approximately $3,008,000. The federal NOL will expire in various years ending through the year 2022.

          For the three months periods ended September 30, 2007 and 2006, the components of the provision for income taxes (benefits) are attributable to continuing operations as follows:

                                    September 30,   September 30,
                                        2007            2006
                                      --------        --------
          Current
                        Federal       $   --          $   --
                        State             --              --
                                      --------        --------
                                      $   --          $   --
          Deferred
                        Federal       $(28,088)       $(16,447)
                        State           (4,808)         (2,815)
                                      --------        --------
                                      $(32,896)       $(19,262)
                                      ========        ========


          Deferred income taxes reflect the net tax effects of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:


                                                                   Current    Non-Current
                                                                  ---------    ---------
          Deferred tax assets:
                Net operating loss & contribution carryforwards   $ 188,690    $ 944,067
                Allowance for doubtful accounts                         941         --
                Less: Valuation allowance                              --       (692,423)
                                                                  ---------    ---------
                                                                    189,631      251,644
          Deferred tax (liabilities):
                Excess of tax over book depreciation                   --         (7,347)
                                                                  ---------    ---------
          Net deferred tax asset                                  $ 189,631    $ 244,297
                                                                  =========    =========

          The change in the valuation allowance is as follows:

                June 30, 2007                                     $ 737,284
                September 30, 2007                                  692,423
                                                                  ---------
                Change in valuation allowance                     $ (44,861)
                                                                  =========


          The decrease in the valuation allowance is due to an increase in the expected utilization of net operating loss carry forwards. A valuation allowance of approximately $692,000 has been provided to reduce the asset to the net amount of tax benefit management believes it will more likely than not realize. As time passes, management will be able to better assess the amount of tax benefit it will realize from using the carryforward.

          Income taxes for the three month periods ended September 30, 2007, and September 30, 2006, differ from the amounts computed by applying the effective income tax rates of 37.63% and 37.63%, respectively, to income before income taxes as a result of the following:

                                                           September 30,  September 30,
                                                               2007           2006
                                                             --------       --------

          Expected provision (benefit)                       $    737       $  9,569

          State income taxes net of federal benefits               79          1,004

          Nondeductible (income) expense                          890            786

          Other                                                  --             (949)

          Change in valuation allowance                       (44,861)       (29,672)

          Change in estimates                                  10,260           --
                                                             --------       --------

                                                             $(32,896)      $(19,262)
                                                             ========       ========

                                        9

NOTE E - MORTGAGE PAYABLE

          On July 21, 2006, we entered into a mortgage loan for $508,000 with the Bank of America for the purchase of our corporate office building. The mortgage loan is due in 15 years and interest is fixed at 7.25%. Interest expense was $8,370 for the three months ended September 30, 2007.

          Maturities of long-term debt associated with the mortgage payable are as follows:

          Year Ending June 30,
          -------------------------------------------------

                 9 months 2008                             $  16,043

                 2009                                         22,790

                 2010                                         24,498

                 2011                                         26,335

                 2012                                         28,309

                 2013 and thereafter                         367,466
                                                           ----------
                                                             485,441

                 Less current portion                         21,587
                                                           ----------

                                                           $ 463,854
                                                           ==========


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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

          The Company's condensed financial statements have been prepared in accordance with standards of the Public Company Accounting Oversight Board (United States), which require the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosures. A summary of those significant accounting policies can be found in the Notes to the Consolidated Financial Statements included in the Company's annual report on 10-KSB, for the year ended June 30, 2007, which was filed with the Securities and Exchange Commission on September 27, 2007. The estimates used by management are based upon the Company's historical experiences combined with management's understanding of current facts and circumstances. Certain of the Company's accounting policies are considered critical as they are both important to the portrayal of the Company's financial condition and the results of its operations and require significant or complex judgments on the part of management. We believe that the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our financial statements.

Accounts receivable allowance

          Accounts receivable allowance reflects a reserve that reduces our customer accounts and receivable to the net amount estimated to be collectible. The valuation of accounts receivable is based upon the credit-worthiness of customers and third-party payers as well as historical collection experience. Allowances for doubtful accounts are recorded as a selling, general and administrative expense for estimated amounts expected to be uncollectible from third-party payers and customers. The Company bases its estimates on its historical collection experience, current trends, credit policy and on the analysis of accounts by aging category. At September 30, 2007, our allowance for doubtful accounts totaled $2,500.

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

Deferred Income Taxes

          Deferred income taxes are recognized for the expected tax consequences in future years for differences between the tax bases of assets and liabilities and their financial reporting amounts, based upon exacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). We maintain a valuation allowance to reduce deferred tax assets to the net amount expected to be recovered in future periods. The estimates for deferred tax assets and the corresponding valuation allowance require us to exercise complex judgments. We periodically review and adjust those estimates based upon the most current information available. In accordance with SFAS 109 and based upon a review at September 30, 2007, of our utilization of deferred tax assets, we maintained a valuation allowance of $692,423. Because the recoverability of deferred tax assets is directly dependent upon future operating results, actual recoverability of deferred tax assets may differ materially from our estimates.

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

Financial Condition

          As of September 30, 2007, the Company's principal sources of liquid assets included cash of $455,689, inventories of $186,628, and net accounts receivable of $163,698. The Company had net working capital of $865,536, and long-term debt of $463,854 at September 30, 2007.

          During the three months ended September 30, 2007, cash increased from $422,876 as of June 30, 2007, to $455,689. Operating activities provided cash of $37,765 during the period, consisting primarily of collections of accounts receivable of $60,761. Cash used by financing activities was $4,952 as compared to cash used by financing activities of $3,003 for the corresponding period in 2006.

          The Company recorded a current deferred tax asset of $189,631, and non-current deferred tax asset of $244,297, at September 30, 2007. A valuation allowance of approximately $692,000 has been recorded to reduce the asset to the net amount of expected tax benefit management believes it will more likely than not realize. Because the recoverability of deferred tax assets is directly dependent upon future operating results, actual recoverability of deferred tax assets may differ materially from our estimates.

Results of Operations

     Comparison of the three months ended September 30, 2007 and 2006.

          Net sales during the quarter ended September 30, 2007, were $595,240, as compared to $586,160 in the quarter ended September 30, 2006, an increase of $9,080, or approximately 2%. Sales to distributors increased secondary to expanding our distributor base and to the increased volumes produced by existing distributors. Sales from our Sirius subsidiary have leveled off, as we continue to find ways to reach Sirius' intended market. We believe there is great potential for Sirius as the number of diagnosed diabetics continues to increase.

          Gross profit during the quarter ended September 30, 2007, was $449,025, as compared to $439,781 during the quarter ended September 30, 2006, an increase of $9,244, or approximately 2%. As a percentage of net sales, gross profit was approximately 75% in the quarter ended September 30, 2007, and approximately 75% in the corresponding quarter in 2006.

          Operating expenses during the quarter ended September 30, 2007, were $442,183, consisting of $236,190 in salaries and benefits, and $205,993 in selling, general and administrative expenses. This compares to operating expenses during the quarter ended September 30, 2006 of $407,801, consisting of $188,725 in salaries and benefits, and $219,076 in selling, general and administrative expenses. Expenses for the quarter ended September 30, 2007, increased by approximately $34,382, or approximately 8% compared to the corresponding quarter in 2006. Increases in the salaries and benefits for the current period was due to an increase in personnel and increased commissions in fiscal 2008. Selling, general and administrative cost decreased for the quarter ended September 30, 2007, compared to the quarter ended September 30, 2006 by $13,083. The Company has implemented a new accounting software program that is more suitable for growth.

          Operating profit decreased by $25,138 (approximately 79%) to $6,842 for the quarter ended September 30, 2007, as compared to $31,980 in the comparable quarter of the prior year. Net income (before dividend requirements for Preferred Shares) was $35,063 during the three months ended September 30, 2007, as compared to $47,405 during the three months ended September 30, 2006 , a decrease of 26%. The decrease in net income was primarily attributable to an increase in operating expenses. The current deferred tax asset calculation is based on a two year projection verses the one year projection utilized in previously reported quarters. The two year projection is currently utilized to reflect the Company's increased fiscal stability as reported for the past seventeen quarters. Amerx continues efforts to increase market share for its products. Sirius continues efforts to penetrate the aging diabetic market. We also believe that sales will continue to increase if the Company finds new markets for both its products and services.

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

     (b) Changes in Internal Controls Over Financial Reporting

          During the first fiscal quarter of 2008, the Company did not institute any significant changes in its internal control over financial reporting that materially affected or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     None.

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


November 14, 2007                        By: /s/ REGINA W. ANDERSON
-----------------                            ----------------------
Date                                         Regina W. Anderson, Chief Executive
                                             Officer