Form 10QSB
period 2007-12-31
PROCYON CORP
filed 2008-02-08
CIK 812306

SECURITIES & EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                   FORM 10-QSB


             [x] Quarterly Report Under Section 13 or 15 (d) of the
                         Securities Exchange Act of 1934

                  For Quarterly Period Ended December 31, 2007

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common stock, no par value; 8,055,388 shares outstanding as of February 6, 2008.

Transitional Small Business Disclosure Format (check one) Yes [ ] No [x]

                         PART I. - FINANCIAL INFORMATION


Item                                                                       Page
                                                                           ----


ITEM 1. FINANCIAL STATEMENTS                                                 3

Index to Financial Statements
-----------------------------

Financial Statements:

Consolidated Balance Sheets                                                  3
Consolidated Statements of Operations                                        4
Consolidated Statements of Cash Flows                                        5
Notes to Financial Statements                                                6


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OR PLAN OF OPERATION                                                         10


ITEM 3. CONTROLS AND PROCEDURES                                              15


                          PART II. - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS                                                    15

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                  16

ITEM 5. OTHER INFORMATION                                                    17

ITEM 6. EXHIBITS                                                             17

SIGNATURES                                                                   17


PROCYON CORPORATION & SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2007 and June 30, 2007

                                                             (unaudited)     (audited)
                                                             December 31,     June 30,
                                                                 2007           2007
                                                             -----------    -----------
ASSETS

CURRENT ASSETS
       Cash                                                  $   365,216    $   422,876
       Certificate of Deposit                                    185,000           --
       Accounts receivable, net of $2,500
            allowance for doubtful accounts                      195,480        224,460
       Inventories                                               181,988        133,892
       Prepaid expenses                                          106,708        129,476
       Deferred tax asset                                        200,647        169,758
                                                             -----------    -----------
            TOTAL CURRENT ASSETS                               1,235,039      1,080,462

PROPERTY AND EQUIPMENT, NET                                      571,224        589,141

OTHER ASSETS
       Deposits                                                    1,515          1,515
       Deferred tax asset                                        261,305        231,274
                                                             -----------    -----------
                                                                 262,820        232,789

TOTAL ASSETS                                                 $ 2,069,083    $ 1,902,392
                                                             ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
       Accounts Payable                                      $   131,963    $   108,076
       Accrued Expenses                                           78,432        111,316
       Current Portion of Mortgage Payable                        21,981         21,201
                                                             -----------    -----------
            TOTAL CURRENT LIABILITIES                            232,376        240,593

LONG-TERM LIABILITIES
       Mortgage Payable                                          458,320        469,191
                                                             -----------    -----------
            TOTAL LONG TERM LIABILITIES                          458,320        469,191

STOCKHOLDERS' EQUITY
       Preferred stock, 496,000,000 shares authorized,
       none issued
       Series A Cumulative Convertible Preferred stock,
       no par value; 4,000,000 shares authorized; 199,100
       shares issued and outstanding                             154,950        159,750
       Common stock, no par value, 80,000,000 shares
       authorized; 8,052,388 shares issued and outstanding     4,416,676      4,411,876
       Paid-in Capital                                             6,000          6,000
       Accumulated deficit                                    (3,199,239)    (3,385,018)
                                                             -----------    -----------
            TOTAL STOCKHOLDERS' EQUITY                         1,378,387      1,192,608
                                                             -----------    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $ 2,069,083    $ 1,902,392
                                                             ===========    ===========


The accompanying notes are an integral part of these financial statements.


PROCYON CORPORATION & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Three & Six Months Ended December 31, 2007 and 2006


                                              (unaudited)    (unaudited)    (unaudited)    (unaudited)
                                             Three Months   Three Months    Six Months     Six Months
                                                 Ended          Ended          Ended          Ended
                                             Dec. 31, 2007  Dec. 31, 2006  Dec. 31, 2007  Dec. 31, 2006
                                              -----------    -----------    -----------    -----------


NET SALES                                     $   742,454    $   566,699    $ 1,337,694    $ 1,152,859

COST OF SALES                                     177,958        126,395        324,173        272,772
                                              -----------    -----------    -----------    -----------

GROSS PROFIT                                      564,496        440,304      1,013,521        880,087

OPERATING EXPENSES

       Salaries and Benefits                      241,658        193,802        477,848        382,526
       Selling, General and Administrative        194,032        219,332        400,025        438,408
                                              -----------    -----------    -----------    -----------
                                                  435,690        413,134        877,873        820,934


INCOME FROM OPERATIONS                            128,806         27,170        135,648         59,153


OTHER INCOME (EXPENSE)
       Interest Income                              2,860          2,638          6,555          5,134
       Interest Expense                            (8,970)        (9,226)       (17,340)       (15,559)
                                              -----------    -----------    -----------    -----------
                                                   (6,110)        (6,588)       (10,785)       (10,425)

INCOME BEFORE INCOME TAXES                        122,696         20,582        124,863         48,728

INCOME TAX (EXPENSE) BENEFIT                       28,024        131,532         60,921        150,794
                                              -----------    -----------    -----------    -----------

NET INCOME                                        150,720        152,114        185,784        199,522

Dividend requirements on preferred stock              (58)        (5,123)        (5,155)       (10,245)
                                              -----------    -----------    -----------    -----------

Basic net income available to common shares   $   150,662    $   146,991    $   180,629    $   189,277
                                              ===========    ===========    ===========    ===========

Basic net income per common share             $      0.02    $      0.02    $      0.02    $      0.02

Weighted average number of common
       shares outstanding                       8,053,549      8,049,588      8,052,068      8,049,588
                                              ===========    ===========    ===========    ===========


Diluted net income per common share           $      0.02    $      0.02    $      0.02    $      0.02

Weighted average number of common shares
       outstanding, basic and diluted           8,403,742      8,353,493      8,403,742      8,353,493
                                              ===========    ===========    ===========    ===========



The accompanying notes are an integral part of these financial statements.


PROCYON CORPORATION & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ending December 31, 2007 and 2006


                                                                               (unaudited)    (unaudited)
                                                                               December 31,   December 31,
                                                                                   2007           2006
                                                                                ---------      ---------

CASH FLOWS FROM OPERATING ACTIVITIES

Net Income                                                                      $ 185,784      $ 199,522
Adjustments to reconcile net income to net cash used in operating activities:
           Depreciation                                                            17,917         17,805
           Deferred Income Taxes                                                  (60,920)      (150,794)
           Decrease (increase) in:
                   Accounts Receivable                                             28,980         19,989
                   Inventory                                                      (48,096)         6,976
                   Prepaid Expenses                                                22,763         18,161
                   Other Assets                                                      --           (1,627)
           Increase (decrease) in:
                   Accounts Payable                                                23,887          8,863
                   Accrued Expenses                                               (32,884)       (17,468)
                                                                                ---------      ---------
                             NET CASH PROVIDED BY OPERATING ACTIVITIES            137,431        101,427

CASH FLOW FROM INVESTING ACTIVITIES

           Purchase of Certificates of Deposit                                   (185,000)
           Purchase of property & equipment                                          --          (45,990)
                                                                                ---------      ---------
                             NET CASH USED BY INVESTING ACTIVITIES               (185,000)       (45,990)

CASH FLOW FROM FINANCING ACTIVITIES

           Payments on Mortgage Payable                                           (10,091)        (7,783)
                                                                                ---------      ---------
                             NET CASH USED BY FINANCING ACTIVITIES                (10,091)        (7,783)

                             NET CHANGE IN CASH                                   (57,660)        47,654

CASH AT BEGINNING OF PERIOD                                                       422,876        288,377
                                                                                ---------      ---------

                             CASH AT END OF PERIOD                              $ 365,216      $ 336,031
                                                                                =========      =========

SUPPLEMENTAL DISCLOSURES

Interest Paid                                                                   $  17,340      $  15,559
Taxes Paid                                                                      $    --        $    --

NONCASH TRANSACTION DISCLOSURE

Purchase of Office Building Financed by Mortgage                                $    --        $ 508,000


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

          On December 31, 2007, there were outstanding options to purchase 300,000 shares of our common stock at exercise prices ranging from $0.16 to $0.21 per share and expiration dates between December 2009 and November 2010. These options were vested at the time of grant. During the quarter ended December 31, 2007, no options were granted. Therefore, the adoption of SFAS 123R does not have an impact on our statement of operations for period ending December 31, 2007.

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

          The fair value of a stock option is determined using the Black-Scholes option-pricing model, which values options based on the stock price at the grant date, the expected life of the option, the estimated volatility of the stock, the expected dividend payments, and the risk-free interest rate over the life of the option. There were no options granted during the quarters ended December 31, 2007 and 2006.

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

NOTE B - INVENTORIES

          Inventories consisted of the following:

                                              December 31,    June 30,
                                                 2007           2007
                                               --------       --------
          Finished Goods                       $ 69,930       $ 36,509

          Raw Materials                        $112,058       $ 97,383
                                               --------       --------
                                               $181,988       $133,892
                                               ========       ========

NOTE C - STOCKHOLDERS' EQUITY

          During January 1995, the Company's Board of Directors authorized the issuance of up to 4,000,000 shares of Series A Cumulative Convertible Preferred Stock ("Series A Preferred Stock"). The preferred stockholders are entitled to receive, as and if declared by the board of directors, quarterly dividends at an annual rate of $.10 per share of Series A Preferred Stock per annum. Dividends will accrue without interest and will be cumulative from the date of issuance of the Series A Preferred Stock and will be payable quarterly in arrears in cash or publicly traded common stock when and if declared by the Board of Directors. As of December 31, 2007, no dividends have been declared. Dividends in arrears on the outstanding preferred shares total $211,506 as of December 31, 2007.

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

          The Board of Directors of the Company approved a plan on December 8, 2007 to repurchase shares of Procyon Corporation's outstanding common stock. The repurchase plan authorizes management to repurchase from time to time up to 10% of the total outstanding shares of common stock as of December 8, 2007, subject to applicable SEC regulations and compliance with the Company's trading window policies. The Board's authorization is based on its belief that Procyon's common stock is underpriced at times given the Company's working capital, liquidity, assets, book value and future prospects. The shares may be repurchased from time to time in the open market, through block purchases or in privately negotiated transactions depending upon market conditions and other factors, in accordance with SEC Rule 10b-18. Procyon has no commitment or obligation to purchase all or any portion of the authorized shares. All shares purchased are canceled and returned to the status of authorized but unissued common stock.

NOTE D - INCOME TAXES AND AVAILABLE CARRYFORWARD

          As of December 31, 2007, the Company had consolidated income tax net operating loss ("NOL") carryforward for federal income tax purposes of approximately $2,848,000. The federal NOL will expire in various years ending through the year 2023.

          For the six months periods ended December 31, 2007 and 2006, the components of the provision for income taxes (benefits) are attributable to continuing operations as follows:

                                               Six Months        Six Months
                                                12/31/07          12/31/06
                                              ------------      ------------
          Current
                      Federal                 $      --         $      --
                      State                          --                --
                                              ------------      ------------
                                              $      --         $      --
          Deferred
                      Federal                 $   (52,017)      $  (128,754)
                      State                        (8,904)          (22,040)
                                              ------------      ------------
                                              $   (60,921)      $  (150,794)
                                              ============      ============


          Deferred income taxes reflect the net tax effects of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.
     Significant components of the Company's deferred tax assets and liabilities are as follows:


                                                                Current    Non-Current
                                                               ---------   -----------
       Deferred tax assets:
             Net operating loss & contribution carryforwards   $ 199,706    $ 885,075
             Allowance for doubtful accounts                         941         --
             Less: Valuation allowance                              --       (615,803)
                                                               ---------    ---------
                                                                 200,647      269,272
       Deferred tax liability
             Excess of tax over book depreciation                   --         (7,967)
                                                               ---------    ---------
                                                                 200,647      261,305

       Net deferred tax asset                                  $ 200,647    $ 261,305
                                                               =========    =========

       The change in the valuation allowance is as follows:

             June 30, 2007                                     $(737,284)
             December 31, 2007                                  (615,803)
                                                               ---------
             Change in valuation allowance                     $(121,481)
                                                               =========

          The decrease in the valuation allowance is due to an increase in the expected utilization of net operating loss carry forwards. A valuation allowance of approximately $616,000 has been provided to reduce the asset to the net amount of tax benefit management believes it will more likely than not realize. As time passes, management will be able to better assess the amount of tax benefit it will realize from using the carryforward.

          Income taxes for the six month periods ended December 31, 2007, and December 31, 2006, differ from the amounts computed by applying the effective income tax rates of 37.63% and 37.63%, respectively, to income before income taxes as a result of the following:


                                                    Six Months   Six Months
                                                     12/31/07     12/31/06
                                                    ---------    ---------

       Expected provision (benefit)                 $  43,190    $  16,568

       State income taxes net of federal benefits       4,612        1,769

       Nondeductible (income) expense                   2,946        1,323

       Change in estimates                              9,812         --

       Other                                             --          1,532

       Change in valuation allowance                 (121,481)    (171,986)
                                                    ---------    ---------

                                                    $ (60,921)   $(150,794)
                                                    =========    =========



NOTE E - MORTGAGE PAYABLE

          On July 21, 2006, we entered into a mortgage loan for $508,000 with the Bank of America for the purchase of our corporate office building. The mortgage loan is due in 15 years and interest is fixed at 7.25%. Interest expense was $17,235 for the six months ended December 31, 2007.

     Maturities of long-term debt associated with the mortgage payable are as follows:


          Year Ending June 30,
          ----------------------------------------------

                 6 months 2008                         $     10,792

                 2009                                        22,790

                 2010                                        24,498

                 2011                                        26,335

                 2012                                        28,309

                 2013 and thereafter                        367,577
                                                       ------------

                                                            480,301

                 Less current portion                        21,981
                                                       ------------

                                                       $    458,320
                                                       ============

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

Accounts receivable allowance

          Accounts receivable allowance reflects a reserve that reduces our customer accounts and receivable to the net amount estimated to be collectible. The valuation of accounts receivable is based upon the credit-worthiness of customers and third-party payers as well as historical collection experience. Allowances for doubtful accounts are recorded as a selling, general and administrative expense for estimated amounts expected to be uncollectible from third-party payers and customers. The Company bases its estimates on its historical collection experience, current trends, credit policy and on the analysis of accounts by aging category. At December 31, 2007, our allowance for doubtful accounts totaled $2,500.

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

Deferred Income Taxes

          Deferred income taxes are recognized for the expected tax consequences in future years for differences between the tax bases of assets and liabilities and their financial reporting amounts, based upon exacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). We maintain a valuation allowance to reduce deferred tax assets to the net amount expected to be recovered in future periods. The estimates for deferred tax assets and the corresponding valuation allowance require us to exercise complex judgments. We periodically review and adjust those estimates based upon the most current information available. In accordance with SFAS 109 and based upon a review at December 31, 2007, of our utilization of deferred tax assets, we maintained a valuation allowance of $615,803. Because the recoverability of deferred tax assets is directly dependent upon future operating results, actual recoverability of deferred tax assets may differ materially from our estimates.

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

Financial Condition

          As of December 31, 2007, the Company's principal sources of liquid assets included cash of $365,216, inventories of $181,988, and net accounts receivable of $195,480. The company also invested $185,000 in short term Certificate of Deposits, to take advantage of higher interest rates relative to money market rates. The Company had net working capital of $1,002,663, and long-term debt of $458,320 at December 31, 2007.

          During the six months ended December 31, 2007, cash decreased from $422,876 as of June 30, 2007, to $365,216. Operating activities provided cash of $137,431 during the period, consisting primarily of net income of $185,784. Cash used by financing activities was $10,091 as compared to cash used by financing activities of $7,783 for the corresponding period in 2006.

          The Company recorded a current deferred tax asset of $200,647, and non-current deferred tax asset of $261,305, at December 31, 2007. A valuation allowance of approximately $616,000 has been recorded to reduce the asset to the net amount of expected tax benefit management believes it will more likely than not realize. Because the recoverability of deferred tax assets is directly dependent upon future operating results, actual recoverability of deferred tax assets may differ materially from our estimates.

Results of Operations

     Comparison of the three and six months ended December 31, 2007 and 2006.

          Net sales during the quarter ended December 31, 2007, were $742,454, as compared to $566,699 in the quarter ended December 31, 2006, an increase of $175,755, or approximately 31%. Net sales during the six months ended December 31, 2007, were $1,337,694, as compared to $1,152,859 in the six months ended December 31, 2006, an increase of $184,835, or approximately 16%. Our net sales for the three and six months ended December 31, 2007 increased from corresponding prior periods primarily because of continued penetration into current markets. Sales also increased in the second quarter because we notified our customers of a coming price increase that took effect January 1, 2008. Sales from our Sirius subsidiary have leveled off, as we continue to find ways to reach Sirius' intended market. We believe there is great potential for Sirius as the number of diagnosed diabetics continues to increase.

          Gross profit during the quarter ended December 31, 2007, was $564,496, as compared to $440,304 during the quarter ended December 31, 2006, an increase of $124,192, or approximately 28%. As a percentage of net sales, gross profit was approximately 76% in the quarter ended December 31, 2007, and approximately 78% in the corresponding quarter in 2006. Gross profit during the six months ended December 31, 2007, was $1,013,521, as compared to $880,087 during the six months ended December 31, 2006, an increase of $133,434, or approximately 15%. As a percentage of net sales, gross profit was approximately 76% in the six months ended December 31, 2007, and approximately 77% in the corresponding six months in 2006.

          Operating expenses during the quarter ended December 31, 2007, were $435,690, consisting of $241,658 in salaries and benefits, and $194,032 in selling, general and administrative expenses. This compares to operating expenses during the quarter ended December 31, 2006 of $413,134, consisting of $193,802 in salaries and benefits, and $219,332 in selling, general and administrative expenses. Expenses for the quarter ended December 31, 2007, increased by approximately $22,556, or approximately 5% compared to the corresponding quarter in 2006. Increases in the salaries and benefits for the current period was due to an increase in staffing and increased commissions from increased sales in fiscal 2008. Selling, general and administrative cost decreased for the six months ended December 31, 2007, compared to the six months ended December 31, 2006 by $56,939. Operating expenses during the six months ended December 31, 2007, were $877,873, consisting of $477,848 in salaries and benefits, and $400,025 in selling, general and administrative expenses. This compares to operating expenses during the six months ended December 31, 2006 of $820,934, consisting of $382,526 in salaries and benefits , and $438,408 in selling, general and administrative expenses. Expenses for the six months ended December 31, 2007, increased by approximately $56,939, or approximately 7% compared to the corresponding period in 2006.

          Operating profit increased by $101,636 (approximately 374%) to $128,806 for the quarter ended December 31, 2007, as compared to $27,170 in the comparable quarter of the prior year. Net income (before dividend requirements for Preferred Shares) was $150,720 during the quarter ended December 31, 2007, as compared to $152,114 during the quarter ended December 31, 2006, a decrease of 1%. The decrease in net income was primarily attributable to an increase in sales, without the benefit of a large income tax benefit as compared to the previous period. The current deferred tax asset calculation is based on a two year projection verses a one year projection utilized in previously reported quarters. The two year projection is currently utilized to reflect the Company's increased fiscal stability as reported for the past nineteen quarters. Amerx continues efforts to increase market share for its products. Sirius continues efforts to penetrate the aging diabetic market. We also believe that sales will continue to increase if the Company finds new markets for both its products and services.


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

     (b) Changes in Internal Controls Over Financial Reporting

          During the second fiscal quarter of 2008, the Company did not institute any significant changes in its internal control over financial reporting that materially affected or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          We held our annual meeting for fiscal 2008 on Saturday, December 8, 2007, at 9:00 a.m. EST. The following matters were considered and approved by the shareholders:

     A. The following eight directors were elected to hold office for one-year terms or until their successors are elected and qualified:

                                                        Votes
                                          Votes        Against        Total
                                           For       or Withheld      Voted
                                        -------------------------------------

          Regina W. Anderson            5,104,238       12,000      5,116,238

          Alan B. Crane                 5,083,738       32,500      5,116,238

          Jeffrey S. Slowgrove          5,094,238       22,000      5,116,238

          Fred W. Suggs                 5,083,738       32,500      5,116,238

          Chester A. Wallack            5,093,738       22,500      5,116,238

          James B. Anderson             5,090,880       25,358      5,116,238

          Justice W. Anderson           5,090,880       25,358      5,116,238

          Michael T. Foley              5,104,238       12,000      5,116,238


     B. To ratify appointment of Ferlita, Walsh & Gonzalez, P.A. as our independent certified public accountants for the 2008 fiscal year.


                         Votes For:          5,095,738

                         Votes Against:         20,500

                         Votes Abstaining:           0
                                             =========

                         Total Voted         5,116,238

ITEM 5. OTHER INFORMATION

     The Board of Directors of the Company approved a plan on December 8, 2007 to repurchase shares of Procyon Corporation's outstanding common stock. The repurchase plan authorizes management to repurchase from time to time up to 10% of the total outstanding shares of common stock as of December 8, 2007, subject to applicable SEC regulations and compliance with the Company's trading window policies. The Board's authorization is based on its belief that Procyon's common stock is underpriced at times given the Company's working capital, liquidity, assets, book value and future prospects. The shares may be repurchased from time to time in the open market, through block purchases or in privately negotiated transactions depending upon market conditions and other factors, in accordance with SEC Rule 10b-18. Procyon has no commitment or obligation to purchase all or any portion of the authorized shares. All shares purchased are canceled and returned to the status of authorized but unissued common stock.



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

                                     PROCYON CORPORATION


February 8, 2008                     By: /s/ REGINA W. ANDERSON
----------------                     -------------------------------------
Date                                 Regina W. Anderson, Chief Executive Officer