Form 10QSB
period 2008-03-31
PROCYON CORP
filed 2008-05-14
CIK 812306

SECURITIES & EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                   FORM 10-QSB


             [x] Quarterly Report Under Section 13 or 15 (d) of the
                         Securities Exchange Act of 1934

                    For Quarterly Period Ended March 31, 2008

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common stock, no par value; 8,055,388 shares outstanding as of May 12, 2008.

Transitional Small Business Disclosure Format (check one) Yes [ ] No [x]

                         PART I. - FINANCIAL INFORMATION


Item                                                                        Page
                                                                            ----


ITEM 1. FINANCIAL STATEMENTS                                                  3

Index to Financial Statements
-----------------------------

Financial Statements:

Consolidated Balance Sheets                                                   3
Consolidated Statements of Operations                                         4
Consolidated Statements of Cash Flows                                         5
Notes to Financial Statements                                                 6


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OR PLAN OF OPERATION                                                         10


ITEM 3. CONTROLS AND PROCEDURES                                              16


                          PART II. - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS                                                    15

ITEM 5. OTHER INFORMATION                                                    16

ITEM 6. EXHIBITS                                                             16

SIGNATURES                                                                   17


PROCYON CORPORATION & SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
March 31, 2008 and June 30, 2007
                                                            (unaudited)     (audited)
                                                             March 31,       June 30,
                                                                2008           2007
                                                            -----------    -----------
ASSETS

CURRENT ASSETS
      Cash                                                  $   332,327    $   422,876
      Certificate of Deposit                                    235,000           --
      Accounts receivable, net of $2,500
           allowance for doubtful accounts                      167,292        224,460
      Inventories                                               179,075        133,892
      Prepaid expenses                                          139,516        129,476
      Deferred tax asset                                         98,677        169,758
                                                            -----------    -----------
           TOTAL CURRENT ASSETS                               1,151,887      1,080,462

PROPERTY AND EQUIPMENT, NET                                     564,169        589,141

OTHER ASSETS
      Deposits                                                    1,513          1,515
      Deferred tax asset                                        365,444        231,274
                                                            -----------    -----------
                                                                366,957        232,789

TOTAL ASSETS                                                $ 2,083,013    $ 1,902,392
                                                            ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
      Accounts Payable                                      $   129,783    $   108,076
      Accrued Expenses                                           87,651        111,316
      Current Portion of Mortgage Payable                        22,382         21,201
                                                            -----------    -----------
           TOTAL CURRENT LIABILITIES                            239,816        240,593

LONG-TERM LIABILITIES
      Mortgage Payable                                          452,686        469,191
                                                            -----------    -----------
           TOTAL LONG TERM LIABILITIES                          452,686        469,191

STOCKHOLDERS' EQUITY
      Preferred stock, 496,000,000 shares authorized,
      none issued
      Series A Cumulative Convertible Preferred stock,
      no par value; 4,000,000 shares authorized; 199,100
      shares issued and outstanding                             154,950        159,750
      Common stock, no par value, 80,000,000 shares
      authorized; 8,052,388 shares issued and outstanding     4,416,676      4,411,876
      Paid-in Capital                                             6,000          6,000
      Accumulated deficit                                    (3,187,115)    (3,385,018)
                                                            -----------    -----------
           TOTAL STOCKHOLDERS' EQUITY                         1,390,511      1,192,608
                                                            -----------    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $ 2,083,013    $ 1,902,392
                                                            ===========    ===========


The accompanying notes are an integral part of these financial statements.


PROCYON CORPORATION & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Three Months Ended March 31, 2008 and 2007
Nine Months Ended March 31, 2008 and 2007

                                                (unaudited)    (unaudited)    (unaudited)    (unaudited)
                                               Three Months   Three Months    Nine Months    Nine Months
                                                  Ended           Ended          Ended          Ended
                                               Mar. 31, 2008  Mar. 31, 2007  Mar. 31, 2008  Mar. 31, 2007
                                               -------------  -------------  -------------  -------------



NET SALES                                       $   625,514    $   698,015    $ 1,963,208    $ 1,850,873

COST OF SALES                                       147,466        149,873        471,639        422,645
                                                -----------    -----------    -----------    -----------

GROSS PROFIT                                        478,048        548,142      1,491,569      1,428,228

OPERATING EXPENSES

          Salaries and Benefits                     230,563        227,966        708,412        610,491
          Selling, General and Administrative       232,922        193,597        632,950        632,005
                                                -----------    -----------    -----------    -----------

                                                    463,485        421,563      1,341,362      1,242,496


INCOME FROM OPERATIONS                               14,563        126,578        150,207        185,732


OTHER INCOME (EXPENSE)
          Interest Income                             4,166          3,186         10,721          8,320
          Interest Expense                           (8,772)        (9,060)       (26,112)       (24,619)
                                                -----------    -----------    -----------    -----------
                                                     (4,606)        (5,874)       (15,391)       (16,299)

INCOME BEFORE INCOME TAXES                            9,957        120,705        134,816        169,433

INCOME TAX (EXPENSE) BENEFIT                          2,169         98,831         63,089        249,625
                                                -----------    -----------    -----------    -----------

NET INCOME                                           12,126        219,536        197,905        419,058


Dividend requirements on preferred stock             (4,978)        (5,123)       (10,133)       (15,368)
                                                -----------    -----------    -----------    -----------

Basic net income available to common shares     $     7,148    $   214,413    $   187,772    $   403,690
                                                ===========    ===========    ===========    ===========

Basic net income per common share               $      0.00    $      0.03    $      0.02    $      0.05

Weighted average number of common
     shares outstanding                           8,055,388      8,049,588      8,053,167      8,049,588
                                                ===========    ===========    ===========    ===========


Diluted net income per common share             $      0.00    $      0.03    $      0.02    $      0.05

Weighted average number of common shares
     outstanding, basic and diluted               8,428,866      8,322,571      8,428,866      8,322,571
                                                ===========    ===========    ===========    ===========


The accompanying notes are an integral part of these financial statements.


PROCYON CORPORATION & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ending March 31, 2008 and 2007


                                                                               (unaudited)  (unaudited)
                                                                                March 31,    March 31,
                                                                                   2008         2007
                                                                                ---------    ---------

CASH FLOWS FROM OPERATING ACTIVITIES

Net Income                                                                      $ 197,905    $ 419,058
Adjustments to reconcile net income to net cash used in operating activities:
           Depreciation                                                            26,883       27,221
           Deferred Income Taxes                                                  (63,089)    (249,624)
           Decrease (increase) in:
                   Accounts Receivable                                             57,168      (32,634)
                   Inventory                                                      (45,183)      13,267
                   Prepaid Expenses                                               (10,040)      (2,666)
                   Other Assets                                                      --          4,596
           Increase (decrease) in:
                   Accounts Payable                                                21,707      (17,778)
                   Accrued Expenses                                               (23,665)       5,594
                                                                                ---------    ---------
                             NET CASH PROVIDED BY OPERATING ACTIVITIES            161,686      167,034

CASH FLOW FROM INVESTING ACTIVITIES

           Purchase of Certificates of Deposit                                   (235,000)        --
           Purchase of property & equipment                                        (1,911)     (45,990)
                                                                                ---------    ---------
                             NET CASH USED BY INVESTING ACTIVITIES               (236,911)     (45,990)

CASH FLOW FROM FINANCING ACTIVITIES

           Payments on Mortgage Payable                                           (15,324)     (12,749)
                                                                                ---------    ---------
                             NET CASH USED BY FINANCING ACTIVITIES                (15,324)     (12,749)

                             NET CHANGE IN CASH                                   (90,549)     108,295

CASH AT BEGINNING OF PERIOD                                                       422,876      288,377
                                                                                ---------    ---------

                             CASH AT END OF PERIOD                              $ 332,327    $ 396,672
                                                                                =========    =========

SUPPLEMENTAL DISCLOSURES

Interest Paid                                                                   $  26,112    $  24,619
Taxes Paid                                                                      $    --      $    --

NONCASH TRANSACTION DISCLOSURE

Purchase of Office Building Financed by Mortgage                                $    --      $ 508,000


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

          On March 31, 2008, there were outstanding options to purchase 300,000 shares of our common stock at exercise prices ranging from $0.16 to $0.21 per share and expiration dates between December 2009 and November 2010.

     These options were vested at the time of grant. During the quarter ended March 31, 2008, no options were granted. Therefore, the adoption of SFAS 123R does not have an impact on our statement of operations for period ending March 31, 2008.

          The fair value of a stock option is determined using the Black-Scholes option-pricing model, which values options based on the stock price at the grant date, the expected life of the option, the estimated volatility of the stock, the expected dividend payments, and the risk-free interest rate over the life of the option. There were no options granted during the quarters ended March 31, 2008 and 2007.

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

NOTE B - INVENTORIES

          Inventories consisted of the following:

                                       March 31,  June 30,
                                         2008       2007
                                       --------   --------
          Finished Goods               $ 67,482   $ 36,509
          Raw Materials                $111,593   $ 97,383
                                       --------   --------
                                       $179,075   $133,892
                                       ========   ========

NOTE C - STOCKHOLDERS' EQUITY

          During January 1995, the Company's Board of Directors authorized the issuance of up to 4,000,000 shares of Series A Cumulative Convertible Preferred Stock ("Series A Preferred Stock"). The preferred stockholders are entitled to receive, as and if declared by the board of directors, quarterly dividends at an annual rate of $.10 per share of Series A Preferred Stock per annum. Dividends will accrue without interest and will be cumulative from the date of issuance of the Series A Preferred Stock and will be payable quarterly in arrears in cash or publicly traded common stock when and if declared by the Board of Directors. As of March 31, 2008, no dividends have been declared. Dividends in arrears on the outstanding preferred shares total $216,484 as of March 31, 2008.

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

          The Board of Directors of the Company approved a plan on December 8, 2007, to repurchase shares of Procyon Corporation's outstanding common stock. The repurchase plan authorizes management to repurchase up to 10% of the total outstanding shares of common stock as of December 8, 2007, subject to applicable SEC regulations and compliance with the Company's trading window policies. The Board's authorization is based on its belief that Procyon's common stock is underpriced at times given the Company's working capital, liquidity, assets, book value and future prospects. The shares may be repurchased from time to time in the open market, through block purchases or in privately negotiated transactions depending upon market conditions and other factors, in accordance with SEC Rule 10b-18. The plan stipulates timing, volume and pricing restrictions among other things. Procyon has no commitment or obligation to purchase all or any portion of the authorized shares. All shares purchased are canceled and returned to the status of authorized but unissued common stock. The plan does not have an expiration date. As of March 31, 2008, no shares of common stock had been repurchased by the Company pursuant to its repurchase plan.

NOTE D - INCOME TAXES AND AVAILABLE CARRYFORWARD

          As of March 31, 2008, the Company had consolidated income tax net operating loss ("NOL") carryforward for federal income tax purposes of approximately $2,863,000. The federal NOL will expire in various years ending through the year 2023.

          For the nine months ended March 31, 2008 and 2007, the components of the provision for income taxes (benefits) are attributable to continuing operations as follows:

                                           Nine Months     Nine Months
                                             3/31/08         3/31/07
                                            ---------       ---------
          Current
                      Federal               $    --         $    --
                      State                      --              --
                                            ---------       ---------
                                            $    --         $    --
          Deferred
                      Federal               $ (53,869)      $(213,140)
                      State                    (9,220)        (36,485)
                                            ---------       ---------
                                            $ (63,089)      $(249,625)
                                            =========       =========


          Deferred income taxes reflect the net tax effects of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.
     Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                              Current   Non-Current
                                                             ---------  -----------
     Deferred tax assets:
           Net operating loss & contribution carryforwards   $  97,736   $ 981,249
           Allowance for doubtful accounts                         941        --
           Less: Valuation allowance                              --      (607,257)
                                                             ---------   ---------
                                                                98,677     373,992
     Deferred tax liability
           Excess of tax over book depreciation                   --        (8,548)
                                                             ---------   ---------
                                                                98,677     365,444

     Net deferred tax asset                                  $  98,677   $ 365,444
                                                             =========   =========

     The change in the valuation allowance is as follows:

          June 30, 2007                                     $(737,284)
          March 31, 2008                                     (607,257)
                                                            ---------
          Change in valuation allowance                     $(130,027)
                                                            =========

          The decrease in the valuation allowance is due to an increase in the expected utilization of net operating loss carry forwards. A valuation allowance of approximately $607,000 has been provided to reduce the asset to the net amount of tax benefit management believes it will more likely than not realize. As time passes, management will be able to better assess the amount of tax benefit it will realize from using the carryforward.

          Income taxes for the nine month periods ended March 31, 2008, and March 31, 2007, differ from the amounts computed by applying the effective income tax rates of 37.63% and 37.63%, respectively, to income before income taxes as a result of the following:

                                                      Nine Months  Nine Months
                                                        3/31/08      3/31/07
                                                       ---------    ---------

          Expected provision (benefit)                 $  45,839    $  59,596

          State income taxes net of federal benefits       4,894        6,363

          Nondeductible (income) expense                   3,525        1,323

          Change in estimates                             12,680        1,533

          Change in valuation allowance                 (130,027)    (318,440)
                                                       ---------    ---------

                                                       $ (63,089)   $(249,625)
                                                       =========    =========

                                       9

NOTE E - MORTGAGE PAYABLE

          On July 21, 2006, we entered into a mortgage loan for $508,000 with the Bank of America for the purchase of our corporate office building. The mortgage loan is due in 15 years and interest is fixed at 7.25%. Interest expense was $26,007 for the nine months ended March 31, 2008.

     Maturities of long-term debt associated with the mortgage payable are as follows:

     Year Ending June 30,
     ---------------------------------------
            3 months 2008                                  $     5,445

            2009                                                22,790

            2010                                                24,498

            2011                                                26,335

            2012                                                28,309

            2013 and thereafter                                367,691
                                                           -----------
                                                               475,068

            Less current portion                                22,382
                                                           -----------
                                                           $   452,686
                                                           ===========

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

Accounts Receivable Allowance

          Accounts receivable allowance reflects a reserve that reduces our customer accounts and receivable to the net amount estimated to be collectible. The valuation of accounts receivable is based upon the credit-worthiness of customers and third-party payers as well as historical collection experience. Allowances for doubtful accounts are recorded as a selling, general and administrative expense for estimated amounts expected to be uncollectible from third-party payers and customers. The Company bases its estimates on its historical collection experience, current trends, credit policy and on the analysis of accounts by aging category. At March 31, 2008, our allowance for doubtful accounts totaled $2,500.

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

Deferred Income Taxes

          Deferred income taxes are recognized for the expected tax consequences in future years for differences between the tax bases of assets and liabilities and their financial reporting amounts, based upon exacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). We maintain a valuation allowance to reduce deferred tax assets to the net amount expected to be recovered in future periods. The estimates for deferred tax assets and the corresponding valuation allowance require us to exercise complex judgments. We periodically review and adjust those estimates based upon the most current information available. In accordance with SFAS 109 and based upon a review at March 31, 2008, of our utilization of deferred tax assets, we maintained a valuation allowance of $607,257. Because the recoverability of deferred tax assets is directly dependent upon future operating results, actual recoverability of deferred tax assets may differ materially from our estimates.

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

Financial Condition

          As of March 31, 2008, the Company's principal sources of liquid assets included cash of $332,327, inventories of $179,075, and net accounts receivable of $167,292. The company also invested $235,000 in short term Certificates of Deposit, to take advantage of higher interest rates relative to money market rates. The Company had net working capital of $912,071, and long-term debt of $452,686 at March 31, 2008.

          During the nine months ended March 31, 2008, cash decreased from $422,876 as of June 30, 2007, to $332,327. Operating activities provided cash of $161,686 during the period, consisting primarily of net income of $197,905. Cash used by financing activities was $15,324 as compared to cash used by financing activities of $12,749 for the corresponding period in 2007.

          The Company recorded a current deferred tax asset of $98,677, and non-current deferred tax asset of $365,444, at March 31, 2008. A valuation allowance of approximately $607,000 has been recorded to reduce the asset to the net amount of expected tax benefit management believes it will more likely than not realize. Because the recoverability of deferred tax assets is directly dependent upon future operating results, actual recoverability of deferred tax assets may differ materially from our estimates.

Results of Operations

     Comparison of the three and nine months ended March 31, 2008 and 2007.

          Net sales during the quarter ended March 31, 2008, were $625,514, as compared to $698,015 in the quarter ended March 31, 2007, a decrease of $72,501, or approximately 10%. Net sales during the nine months ended March 31, 2008, were $1,963,208, as compared to $1,850,873 in the nine months ended March 31, 2007, an increase of $112,335, or approximately 6%. Our net sales for the nine months ended March 31, 2008, increased in the second quarter as a result of notifying customers of a price increase that took effect January 1, 2008. It is believed that third quarter sales decreased as a result of distributors adjusting inventory levels, as well as customers increasing inventory levels in the second quarter to take advantage of the former, lower pricing levels. Sales from our Sirius subsidiary have leveled off, as we continue to find ways to reach Sirius' intended market. We believe there is great potential for Sirius as the number of diagnosed diabetics continues to increase.

          Gross profit during the quarter ended March 31, 2008, was $478,048, as compared to $548,142 during the quarter ended March 31, 2007, a decrease of $70,094, or approximately 13%. As a percentage of net sales, gross profit was approximately 76% in the quarter ended March 31, 2008, and approximately 79% in the corresponding quarter in 2007. Gross profit during the nine months ended March 31, 2008, was $1,491,569, as compared to $1,428,228 during the nine months ended March 31, 2007, an increase of $63,341, or approximately 4%. As a percentage of net sales, gross profit was approximately 76% in the nine months ended March 31, 2008, and approximately 77% in the corresponding nine months in 2007.

          Operating expenses during the quarter ended March 31, 2008, were $463,485, consisting of $230,563 in salaries and benefits, and $232,922 in selling, general and administrative expenses. This compares to operating expenses during the quarter ended March 31, 2007, of $421,563, consisting of $227,966 in salaries and benefits, and $193,597 in selling, general and administrative expenses. Expenses for the quarter ended March 31, 2008, increased by $41,922, or approximately 10% compared to the corresponding quarter in 2007. Increases in the salaries and benefits for the current nine month period was due to an increase in staffing and increased commissions from increased sales in fiscal 2008. Selling, general and administrative cost remained steady for the nine months ended March 31, 2008, compared to the nine months ended March 31, 2007, increasing by $945. Operating expenses during the nine months ended March 31, 2008, were $1,341,362, consisting of $708,412 in salaries and benefits, and $632,950 in selling, general and administrative expenses. This compares to operating expenses during the nine months ended March 31, 2007 of $1,242,496, consisting of $610,491 in salaries and benefits, and $632,005 in selling, general and administrative expenses. Expenses for the nine months ended March 31, 2008, increased by $98,866, or approximately 8% compared to the corresponding period in 2007, due primarily to increased expenditures in marketing.

          Operating profit decreased by $112,015 (approximately 88%) to $14,563 for the quarter ended March 31, 2008, as compared to $126,578 in the comparable quarter of the prior year. Net income (before dividend requirements for Preferred Shares) was $12,126 during the quarter ended March 31, 2008, as compared to $219,536 during the quarter ended March 31,

     2007, a decrease of 94%. The decrease in net income was primarily attributable to a decrease in sales, combined with a decrease in income tax benefit as compared to the previous period. The current deferred tax asset calculation is based on a three year projection verses a two year projection utilized in previously reported quarters. The three year projection is currently utilized to reflect the Company's increased fiscal stability as reported for the past twenty quarters. Amerx continues efforts to increase market share for its products. Sirius continues efforts to penetrate the aging diabetic market. We also believe that sales will continue to increase as the Company finds new markets for both its products and services.


NOTE F - RECENTLY ISSUED ACCOUNTING STANDARDS

          In September 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 157, "Fair Value Measurements," which defines fair value, establishes a framework in generally accepted accounting principles for measuring fair value and expands disclosures about fair value measurements. This standard only applies when other standards require or permit the fair value measurement of assets and liabilities. It does not increase the use of fair value measurement. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, except as it relates to nonrecurring fair value measurements of nonfinancial assets and liabilities for which the standard is effective for fiscal years beginning after November 15, 2008. The Company is evaluating the impact on its consolidated financial statements as a result of the adoption of SFAS No. 157 with respect to financial assets and liabilities.

          In February 2007, the FASB issued Statement of Financial Accounting Standard ("SFAS") No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115." This standard permits entities to choose to measure eligible items at fair value at specified election dates and report unrealized gains and losses on items, for which the fair value option has been elected, in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is evaluating the impact on its consolidated financial statements as a result of the adoption of SFAS No. 159.

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

     (b) Changes in Internal Controls Over Financial Reporting

          During the third fiscal quarter of 2008, the Company did not institute any significant changes in its internal control over financial reporting that materially affected or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

          None.

ITEM 5. OTHER INFORMATION

          On May 6, 2008, the Company announced that the recently published "Podiatry Management 25th Annual Survey" of podiatrists placed Amerigel(R) at the top of two lists regarding physician recommended treatment products.

          According to the Annual Survey, Amerigel(R) was ranked as the #1 topical dressing of choice following matrixectomy for the 5th consecutive year. Amerigel(R) Wound Dressing represented a definitive lead over other topical dressings recommended for post-matrixectomy treatment with 45% of the respondents reporting it as their first choice for treatment, a 17% increase over the previous year's percentage. Amerigel(R) was named the treatment of choice by more podiatrists than all the other name brands that were included in the survey combined.

          Amerigel(R) Wound Dressing was also ranked as the #1 product recommended for non-graft treatment of wounds and ulcers for the second straight year. Twenty-three percent of the respondents reported that they recommended Amerigel(R) for non-graft wound/ulcer treatments, an 8% increase over the previous year's response.

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

May 14, 2008                                By: /s/ REGINA W. ANDERSON
------------                                    ----------------------
Date                                            Regina W. Anderson,
                                                Chief Executive Officer