Form 10-K
period 2008-06-30
PROCYON CORP
filed 2008-09-09
CIK 812306

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended June 30, 2008

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from __________ to ____________

     Commission file number 0-17449

                               PROCYON CORPORATION
                               -------------------
             (Exact name of registrant as specified in its charter)

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. [ ] Yes [ ] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. [ ] Yes [ ] No

Indicate by checkmark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer,""accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.
         [ ] Large accelerated filer      [ ] Accelerated filer
         [ ] Non-accelerated filer        [X] Smaller reporting company
         (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes[ ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter:

     The aggregate market value of the 3,726,188 shares of Common Stock held by non-affiliates was $1,490,475 on September 2, 2008 based on the average bid and asked price of $.40 on such date.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

     As of September 2, 2008, there were 8,055,388 shares of the issuers Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:
None.

Transitional Small Business Disclosure Format: Yes [ ] No [X]

                                      INDEX


         Title                                                             Page

ITEM 1.  BUSINESS                                                            3

ITEM 2.  PROPERTIES                                                          8

ITEM 3.  LEGAL PROCEEDINGS                                                   8

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER  MATTERS           8

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF                             10
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                         16

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON                    17
         ACCOUNTING AND FINANCIAL DISCLOSURE

ITEM 9A. CONTROLS AND PROCEDURES                                             17

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE              19

ITEM 11. EXECUTIVE COMPENSATION                                              23

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS,                    26
         MANAGEMENT AND RELATED STOCKHOLDER MATTERS

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                      28
         AND DIRECTOR INDEPENDENCE

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES                              29

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES                             29

                                     PART I
ITEM 1.  BUSINESS

History and Organization

     Procyon Corporation (the "Company" or "Procyon"), a Colorado corporation, was incorporated on March 19, 1987 and was deemed a development stage company until May 1996, when we acquired Amerx Health Care Corp. ("Amerx"), a corporation based in Clearwater, Florida, which was wholly owned by John C. Anderson, our deceased Chief Executive Officer. Amerx develops and markets proprietary medical products used in the treatment of pressure ulcers, dermatitis, inflammation and other skin problems. We formed Sirius Medical Supply, Inc. ("Sirius"), a Florida corporation, in 2000, to operate as a full service mail order medical supply company selling primarily to Medicare customers. Amerx and Sirius are wholly owned subsidiaries of Procyon. Historically, Amerx's products are sold through distributors to healthcare institutions, such as physicians, nursing homes and home health care agencies and to retailers, including national and regional chain stores and pharmacies; while Sirius' products are sold directly to Medicare and Medicaid patients.

Products

     Amerx Health Care Corp.

     Amerx sells various skin and wound care products , such as the AmeriGel(R) Hydrogel Wound Dressing, Amerigel(R) Hydrogel Saturated Gauze Dressing, AmeriGel(R) Premium Care Lotion, AmeriGel(R) Preventive Barrier Lotion, AmeriGel(R) Saline Wound Wash, and Amerigel(R) Post Op Surgical Kit. The AmeriGel(R) Hydrogel Wound Dressing and Amerigel(R) Hydrogel Saturated Gauze Dressing are formulated to be used as a wound dressing to manage stages I-IV pressure ulcers, stasis ulcers, diabetic skin ulcers, post surgical incisions, cuts, abrasions, first and second degree burns, and skin irritations. The AmeriGel(R) Premium Care Lotion is a therapeutic skin conditioner containing emollients, which restore moisture to fragile skin, protect the skin against tears and chafing and assist in prevention of chronic pressure ulcers. The AmeriGel(R) Barrier Lotion provides barrier protection to shield the skin from excess moisture and reduce the harmful effects to the skin from urine and feces in incontinent patients. The AmeriGel(R) Saline Wound Wash is a non-sterile wound cleanser that contains saline and Oakin. The industry standard for wound cleansing is saline, since tap water contains chemicals and additives that can potentially be harmful to a chronic wound.

     Amerx holds two Medicare reimbursement codes covering both of our wound care products. The first reimbursement code relates to the Amerigel(R) Hydrogel Wound Dressing, reimbursed at 3 ounces per month. The second reimbursement code is for the Amerigel(R) Hydrogel Saturated Gauze Dressing and is reimbursed on a per pad or per use basis. We believe that these reimbursement codes are beneficial to Amerx's business, allowing customers with Medicare coverage to seek reimbursement for use of the product.

     Amerx spent approximately $4,000 towards research and development efforts over the past fiscal year. These efforts were directed towards additional studies aimed at expanding existing markets.

     Each Amerx product is based on proprietary formulations, which we protect as trade secret information. Each product is also registered with the Food and Drug Administration and receives a National Drug Code.

     Amerx's slowed increase in sales during fiscal 2008 was primarily due to the decrease in the general U.S. economy during the last two quarters of the fiscal year. This year, Amerx made continued progress in sales distributed across its entire product line with continued marketing focus on secondary items. The Amerigel(R) product line continues to gain acceptance within the health care community. Amerx's website, which can be viewed at www.amerigel.com, provides general information about Amerx's products and is equipped to handle direct sales to the public and medical professionals.

Sirius Medical Supply

     Sirius' product offering is directed to the diabetic community and consists primarily of diabetic supplies, glucose monitors, heating pads, lancets, test strips, syringes and wound care products. Sirius expects to continue to sell products in the Medicare arena. Sirius continues to sustain its customer base with advertisements and referrals and continually tests new methods for reaching new customers. Sirius has a website (www.siriusmedical.com) to serve new and existing customers. Sirius has not spent any funds on research and development over the past three fiscal years.

Market for Products

     The institutional market for Amerx's skin and wound care treatment products is primarily comprised of hospitals, nursing homes, home health care agencies and other health care institutions. We believe that AmeriGel(R)products represent a cost effective, efficacious treatment and prevention program for chronic pressure ulcers and other skin problems, which are treated in health care institutions. We are continuing to penetrate the health care market, including sales to government agencies.

     The retail market for Amerx's skin care and wound care products is comprised mainly of national and regional chain stores as well as independent retail pharmacies that sell such products to individuals. Amerx saw a 2% increase in the retail market in fiscal 2008, due to national distributors increasing sales of multiple products in our Amerx line.

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

     We periodically receive inquiries about foreign market distribution for the AmeriGel(R) product line . These inquiries have been generated by our advertising, market presence and web sites (www.amerxhc.com and www.amerigel.com). We respond to and pursue all such inquiries, while complying with applicable international regulatory guidelines.

     Sirius distributes its products directly to consumers by mail order. We have attracted and retained customers through our marketing efforts, which include participating in trade shows, physician education, and customer referral. Sirius developed a website in 2006, complete with an online shopping cart to help develop other channels of product sales. We believe Sirius has substantial potential for increased sales as the diabetic market contains over 23 million diabetics in the United States and will grow expotentially according to the American Diabetes Association.

     In fiscal 2008, Amerx generated gross revenues of approximately $2,255,000 and Sirius, $308,000, which constituted 88% and 12%, respectively, of our total gross revenues.

Significant Customers

     During the year ended June 30, 2008, sales from one customer accounted for approximately 11% of Amerx's sales. The Company has been able to maintain relationships with its distributors and has been able to establish relationships with new distributors each year. Sirius has no significant single customers as it sells only to end users.

Manufacturing

     During fiscal 2008, manufacturing of most of Amerx's products was completed by a non-affiliated manufacturing facility. This company also performed research and development in the past, and we expect that it will perform research and development activities for Amerx in the future, as needed. Amerx does not have a written contract with this manufacturer and there are no minimum purchase requirements. In fiscal 2008, Amerx used a second facility based in Dallas, TX, to manufacture the AmeriGel(R) Saline Wound Wash. If circumstances deemed necessary, this manufacturer could aid in manufacturing other AmeriGel(R) products. Amerx believes there are other companies that could manufacture Amerx's products according to its specifications, if necessary. The Company's manufacturing and packaging activities are performed at a production facility owned and operated by a non-affiliated pharmaceutical manufacturer. The sudden loss or failure of our primary manufacturer could significantly impair Amerx's ability to fulfill customer orders on a short-term basis and therefore, could materially and adversely affect the Company's operations. However, we have maintained a long-term relationship with this manufacturer and do not expect any interruption in its production of wound care products in the near term. In addition, the current and projected use of the second manufacturer would help alleviate most short term delays.

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

     During the year, Sirius purchased approximately 86% and 12% of its diabetic supplies from two non-affiliated suppliers. Sirius does not anticipate supply from these vendors will be lost in the near future. Sirius has a good long term working relationship with these vendors. In the event of loss of these suppliers, Sirius could still purchase such products from other suppliers in the industry.

Proprietary Rights

     In January 1999, the United States Patent and Trademark Office registered the Company's AmeriGel(R)trademark. Amerx also holds a registered Trademark for the principal proprietary ingredient used in all of its currently available products, Oakin(R). Amerx relies on a combination of trademark and trade secret protection and confidentiality agreements to establish and protect its proprietary rights.

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

     The market for diabetic supplies is also highly competitive. Sirius competes with many large and small companies for market share. Sirius can compete on the same level with these larger companies as to product offerings. However, until Sirius' customer base grows, larger companies will benefit from volume discounts on purchases from suppliers that Sirius does not yet receive. We believe Sirius' success will hinge on customer service rather than product margin.

Order Placement and Backlog

     During fiscal 2008, the Company experienced temporary backlogs from time to time in supplying the newest product in the AmeriGel(R) product line, however, this situation improved over the same issue the previous year. There was no material backlog in orders placed in the past two fiscal years. Orders are only shipped when they are 100% complete.

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

     Sirius' advertising and sales practices are subject to regulation by the FTC, Medicare, and state Medicaid agencies. FDA approvals for its products are obtained by the respective manufacturer. Medicare and Medicaid regulate advertising, sales pricing, and the guidelines under which Sirius operates.

     We believe that we and our subsidiaries are in compliance with all applicable laws and regulations relating to our and their operations in all material respects. Compliance with the various provisions of national, state and local laws and regulations has had a material adverse effect upon the capital expenditures, earnings, financial position, liquidity and competitive position of the Company. We have incurred and will continue to incur extra cost in order to remain compliant with the latest regulations promulgated by the SEC, including those regulations promulgated under the Sarbanes Oxley Act of 2002.

Employees

     As of September 1, 2008, the Company and its subsidiaries employ a total of 13 full time employees and 1 part time employee, consisting of 3 management employees, 5 sales-related employees and 6 administrative employees. One employee works under Procyon, ten employees work under the Amerx subsidiary, and three employees under Sirius.

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

Fiscal 2007                         HIGH          LOW
-----------                         ----          ---
First Quarter                      $   .40      $   .25
Second Quarter                     $   .34      $   .25
Third Quarter                      $   .32      $   .25
Fourth Quarter                     $   .55      $   .30

Fiscal 2008
-----------
First Quarter                      $   .70      $   .34
Second Quarter                     $   .50      $   .35
Third Quarter                      $   .51      $   .40
Fourth Quarter                     $   .55      $   .36

     As of August 29, 2008, there were approximately 131 record holders of the Company's Common Stock. On September 2, 2008, the closing bid price of the Company's common stock was $.40 and the closing ask price was $.40. On August 28, 2008, the last date on which a sale occurred, the last reported sale price was $.40.

     Holders of Common Stock are entitled to receive such dividends if declared by the Company's Board of Directors. We have not declared any dividends on our Common Stock and have no current plans to declare a dividend in the immediate future.

     Holders of the Series A Cumulative Convertible Preferred Stock (the "Preferred Stock") are entitled to receive, if declared by the Board of Directors, quarterly dividends at an annual rate of $.10 per share. Dividends accrue without interest, from the date of issuance, and are payable in arrears in cash or common stock, when and if declared by the Board of Directors. No dividends had been declared or paid at June 30, 2008, and dividends, if ever declared, in arrears at such date total $221,461.

     Holders of the Preferred Stock have the right to convert their shares of Preferred Stock into an equal number of shares of Common Stock of the Company. In addition, every holder of preferred stock is entitled to that number of votes equal to the number of shares of common stock into which the preferred stock is convertible. Such preferred shares will automatically convert into one share of Common Stock at the close of a public offering of Common Stock by the Company provided the Company receives gross proceeds of at least $1,000,000, and the initial offering price of the Common Stock sold in such offering is equal to or in excess of $1 per share. During fiscal 2008, holders of 4,800 shares of Preferred Stock voluntarily converted their Preferred shares into 4,800 shares of Common Stock.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

     This Report on Form 10-K, including Management's Discussion and Analysis or Plan of Operation, contains forward-looking statements. When used in this report, the words "may", "will", "expect", "anticipate", "continue", "estimate", "project", "intend", "hope", "believe" and similar expressions, variations of these words or the negative of those words, and, any statement regarding possible or assumed future results of operations of the Company's and its subsidiaries' business, the markets for its products, anticipated expenditures, regulatory developments or competition, or other statements regarding matters that are not historical facts, are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934 regarding events, conditions and financial trends including, without limitation, business conditions in the skin and wound care market and the general economy, competitive factors, changes in product mix, production delays, manufacturing capabilities, new and unanticipated governmental regulations and other risks or uncertainties detailed in other of the Company's Securities and Exchange Commission filings. Such statements are based on management's current expectations and are subject to risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, the Company's actual plan of operations, business strategy, operating results and financial position could differ materially from those expressed in, or implied by, such forward-looking statements.

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

Accounts receivable allowance

     Accounts receivable allowance reflects a reserve that reduces our customer accounts and receivable to the net amount estimated to be collectible. The valuation of accounts receivable is based upon the credit-worthiness of customers and third-party payers as well as historical collection experience. Estimating the credit worthiness of customers and the recoverability of customer accounts requires us to exercise considerable judgment. Allowances for doubtful accounts are recorded as a selling, general and administrative expense for estimated amounts expected to be uncollectible from third-party payers and customers. We base our estimates on our historical collection experience, current trends, credit policy and on the analysis of accounts by aging category. At June 30, 2008, our allowance for doubtful accounts totaled $2,500.

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

Income Tax

     Income taxes are accounted for using an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax asset will not be realized. The Company adopted Financial Standards Board Interpretation No. 48, Accounting for Income Taxes ("FIN 48"), an interpretation of SFAS 109, on January 1, 2007.

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

Recent Developments

     On July 3, 2007, Sirius achieved accreditation with the Joint Commission. The Joint Commission evaluates and accredits nearly 15,000 health care organizations and programs in the United States. An independent, not-for-profit organization, the Joint Commission is the nation's predominant standards-setting and accrediting body in health care. Since 1951, the Joint Commission has maintained state-of-the-art standards that focus on improving the quality and safety of care provided by health care organizations. The Joint Commission's comprehensive accreditation process evaluates an organizations compliance with these standards and other accreditation requirements. Joint Commission accreditation is recognized nationwide as a symbol of quality that reflects an organization's commitment to meeting certain performance standards. To earn and maintain the Joint Commission Gold Seal of Approval TM, an organization must undergo an on-site survey by a Joint Commission survey team at least every three years.

     With accreditation in place, Sirius submitted bids for ten competitive bidding areas (CBA's) in the first round of the new CMS Medicare Competitive bidding system. The new system is being implemented in an initial ten region test. The test areas being used are Miami, FL, Orlando, FL, Dallas, TX, Kansas City, MO, San Juan, PR, Cleveland, OH, Cincinnati, OH, Pittsburgh, PA, San Bernardino, CA, and Charlotte, NC. Sirius did not win a bid in these areas, however, in July 2008, CMS placed the Competitive Bidding system on hold for a minimum of 18 months.

     On July 15, 2007, Amerx received a Government Services Administration(GSA) contract number. This number will permit Amerx to sell its products to government institutions including, but not limited to, the Veterans Administration Hospitals, Department of Defense, Coast Guard, Indian Health Services and Prison Systems.

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

     Sirius intends to expand its customer base through the use of advertising, direct physician contact, referrals and possible acquisition of similar business entities. We believe that product lines will increase as customer needs dictate and economics allow.

Results of Operations

Comparison of Fiscal 2008 and 2007.

     Net sales during fiscal 2008 were approximately $2,563,000 as compared to approximately $2,537,000 in fiscal 2007, an increase of approximately $26,000, or 1%. Sirius' net sales increased 5%, while Amerx increased sales by 0.5%, respectively, over the previous year. Sirius sales are less impacted by economic forces secondary to reimbursement. Amerx sales are impacted by general economic conditions impacting the health care market. Increases were seen in quarterly sales for six of the past eight quarters when compared to th same quarter of the previous year until the second half of fiscal 2008. Deteriorating economic conditions, as seen in the general economy, appear to have had a negative impact on Amerx sales the last two quarters of fiscal 2008, resulting in flat overall sales for the year. This, coupled with increased cost for manufacturing materials, finished products and freight negatively impacted our net sales and income from continuing operations. Amerx hopes to capture more of the physician market in fiscal 2009, as well as increase the penetration of new markets, such as government contracts. Sirius' customer base is expanding with marketing efforts and product line expansion.

     Cost of sales increased to approximately $630,000 in fiscal 2008, as compared to approximately $600,000 in fiscal 2007, or approximately 5%. Cost of sales in fiscal 2008, as a percentage of net sales, increased by approximately 1% over the previous year. Sirius has realized the benefit of some volume discounts in its purchases from vendors in fiscal 2007 and 2008, and hopes to lower its costs by continuing that trend in 2009. Amerx's costs have remained relatively consistent over the past year with only a slight increase in some of its ingredient and packaging costs.

     Gross profit decreased to approximately $1,932,000 during fiscal 2008, as compared to approximately $1,936,000 during fiscal 2007; a decrease of about $4,000, or 1%. As a percentage of net sales, gross profit was 75% in fiscal 2008, as compared to 76% in fiscal 2007.

     Operating expenses during fiscal 2008 were approximately $1,792,000, consisting of approximately $951,000 in salaries and benefits and $841,000 in selling, general and administrative expenses. This represents an increase in expenses of approximately $99,000 in fiscal 2008, as compared to expenses in fiscal 2007. Operating expenses in fiscal 2007 consisted of $842,000 in salaries and benefits and $851,000 in selling, general and administrative expenses. Selling, general and administrative expenses decreased slightly. Decreases were seen in consulting fees, and software. As a percentage of net sales, operating expenses during fiscal 2008 increased to 70%, as compared to 66% during fiscal 2007; as net sales increased $26,000 for the year on a $99,000 increase in expenses.

     Income from operations decreased to approximately $140,000 in 2008, as compared to approximately $244,000 in fiscal 2007. Net income (after dividend requirements for Preferred Shares) was approximately $778,000 during fiscal 2008, compared to a net income of approximately $479,000 during fiscal 2007. The Company also recorded approximately $674,000 of income tax benefit in arriving at net income available to common shares.

     As of June 30, 2008, the Company had deferred tax asset of $1,075,222, consisting primarily of the tax benefit of net operating loss carryforward. The decrease in the valuation allowance is due to an increase in expected utilization of net operating loss carryforwards. Management believes it is more likely than not that it will realize the benefit of the NOL carryforward, because of its continuing trend of earnings. Therefore, a valuation allowance is not considered necessary.

Liquidity and Capital Resources

     Historically, we have financed our operations through a combination of revenues from operations, shareholder loans, and the public sales of equity. As of June 30, 2008, our principal sources of liquidity included inventories of approximately $184,000, net accounts receivable of approximately $171,000, cash of approximately $279,000, and certificates of deposit of approximately $240,000. We had working capital of approximately $933,000 at June 30, 2008.

     Operating activities provided cash of approximately $118,000 during fiscal 2008, and approximately $206,000 during fiscal 2007, consisting primarily of net profit of approximately $793,000 in fiscal 2008 and $498,000 in 2007. Cash used in investing activities during fiscal 2008 and 2007 was approximately $242,000 and $54,000, respectively. This was primarily due to investing in Certificates of Deposit in the amount of $239,698. Cash used by financing activities during fiscal 2008 was approximately $21,000, and $18,000 during fiscal 2007.

     During fiscal 2008, holders of 4,800 shares of Preferred Stock converted their shares to Common Stock.

Commitments of Capital Expenditures

     At June 30, 2008 the Company had no commitments for capital expenditures.

Off-Balance Sheet Arrangements

     During fiscal years 2008 and 2007, we did not have any relationships or arrangements with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Consolidated financial statements as of June 30, 2008, and 2007 were audited by Ferlita, Walsh & Gonzalez, P.A., the Company's independent auditors, as indicated in their report included appearing at page F-1.

                          INDEX TO FINANCIAL STATEMENTS
                                                                           Page

Report of Independent Registered Public Accounting Firm                    F-1

Consolidated Balance Sheets                                                F-2

Consolidated Statements of Operations                                      F-3

Consolidated Statements of Stockholders' Equity                            F-4

Consolidated Statements of Cash Flows                                      F-5

Notes to Consolidated Financial Statements                                 F-6

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

ITEM 9A. CONTROLS AND PROCEDURES.

     Management of the Company, with the participation of the Chief Executive Officer and the Chief Financial Officer, has conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this report. Based on that evaluation, management, including the Chief Executive Officer and Chief Financial Officer, concluded that, as of the date of this report, the Company's disclosure controls and procedures were effective in ensuring that all material information relating to the Company required to be disclosed in this report has been made known to management in a timely manner and ensuring that this information is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and regulations.

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

     (a) Management's annual report on internal control over financial reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. The Company's internal control system was designed to provide reasonable assurance to the Company's management and board of directors regarding the preparation and fair presentation of published financial statements.

     All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

     The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of June 30, 2008. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control--Integrated Framework, Guidance for Smaller Public Companies. Based on our assessment based on those criteria we believe that, as of June 30, 2008, the Company's internal control over financial reporting is not effective to detect the inappropriate application of Generally Accepted Accounting Principles "(GAAP") rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

     The matters involving internal controls and procedures that the Company's management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: 1) inadequate segregation of duties consistent with control objectives; (2) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of GAAP and SEC disclosure requirements; (3) inadequate internal and external control over the calculation of deferred tax assets and liabilities and requisite knowledge to properly compute the deferred tax assets and liabilities; (4) ineffective controls over period end financial disclosure and reporting processes and (5) insufficient board and audit committee composition to provide oversight of the financial statement process.

     Management believes that the material weaknesses set forth above did not have an effect on the Company's financial results reported herein.

     The Company is committed to improving our internal control environment and financial organization. As part of this commitment, we will increase our personnel resources and technical accounting expertise within the accounting function through outside assistance from accounting experts and increase our segregation of duties within the company within the limits of our existing personnel. We will also institute policies and procedures to increase our internal controls and quality of financial reporting within our personnel. We will have the board of directors more involved during the year regarding Company operations, annual and quarterly risk assessments, strategic planning, and financial oversight and reporting. We will strengthen the expertise of the board by adding members that have financial and business expertise in our industry. We will add more members to the audit committee and require the audit committee members to understand the Sarbanes-Oxley rules and requirements and take responsibility for implementing stronger internal control policies and procedures.

     We will monitor and evaluate the effectiveness of our internal controls and procedures over financial reporting on an ongoing basis and are committed to taking further action and implementing additional improvements as necessary and as funds allow.

     This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

     (b) Attestation report of the registered public accounting firm. Not applicable.

     (c) Changes in internal control. The Company has retained consultants to assist the company in developing and documenting its internal controls over financial reporting during the last fiscal quarter of the year ending June 30, 2008. As part of that process, we have documented and instituted a number of controls to benefit our financial reporting. However, that process is not complete and has resulted in the above identified material weaknesses. The Company is currently working on remediating those control weaknesses as previously described and will continue to do that during the subsequent fiscal year.


                                    PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

                                   Capacities in                        Director
NAME                      Age      Which Served                          Since
----                      ---      ------------                          -----

Regina W. Anderson        61       Chief Executive Officer, and           2005
                                   Chairman of the Board
Chester L. Wallack        67       Director                               1995
Fred W. Suggs, Jr.        61       Director                               1995
Alan B. Crane             58       Director                               1995
Jeffery S. Slowgrove      51       Director                               1999
James B. Anderson         38       Chief Financial Officer; President,    2006
                                   Sirius Medical Supply, Inc.
Justice W. Anderson       31       Vice President - Sales and Marketing;  2006
                                   President, Amerx Health Care Corp.
Michael T. Foley          70       Director                               2006

     Regina Anderson. Ms. Anderson has served as Chairman of the Board of Directors since September 2005, and as our Chief Executive Officer since November 2005. Ms. Anderson has 27 years experience in the medical field and 21 years of management experience. Ms. Anderson worked at HealthSouth Rehabilitation Hospital for ten years as Outpatient Director, in charge of the main outpatient center plus four satellite offices. As Outpatient Director, she was responsible for budgets involving over thirty thousand outpatient visits per year; marketing of multiple outpatient specialty programs; and staffing with thirty employees reporting directly to her. Prior to her work at HealthSouth, she worked as the lead clinician at Clearwater Rehabilitation Center. Regina was Vice-President of Operations at Stuffit Direct Marketing Company from 1980 through 1989. She was in charge of franchise sales and training; coupon processing/production as well as coordination among thirteen franchise offices. Regina was co-owner and President of Foxy's T-Shirt Shops and Le Shirt Company from 1978-1980. Foxy's had five locations. She worked as a Speech Language Pathologist with Morton Plant Hospital from 1970 through 1976. Regina received her Masters Degree from Kansas State University in 1970.

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

Compliance with Section 16(a) of the Exchange Act

     Under the securities laws of the United States, our directors, executive officers, and any persons holding more than ten percent of our Common Stock are required to report their initial ownership of the Company's Common Stock and any subsequent changes in that ownership to the Securities and Exchange Commission and the Company. Specific due dates for these reports have been established and we are required to disclose any failure to file, or late filing, of such reports. Based solely on our review of the reports and amendments thereto furnished to the Company and written representations that no other reports were required to be filed in fiscal 2008, our officers, directors and beneficial owners of more than ten percent of its Common Stock complied with all Section 16(a) filing requirements.

Committees of the Board

     The Board of Directors has delegated certain of its authority to a Compensation Committee. The Compensation Committee is composed of Messrs. Wallack, Suggs and Foley. No member of the Compensation Committee is a former or current officer or employee of the Company.

     The primary function of the Compensation Committee is to review and make recommendations to the Board with respect to the compensation, including bonuses, of the Company's officers and to administer the Company's Option Plan. The Board of Director's adopted a Compensation Committee Charter during the 2008 fiscal year.

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

     The Company also formed an ethics committee from the board members. The members include Suggs, Crane and Foley.


     The Company does not have a Nominating Committee. However, the entire board of directors, which is comprised of a majority of independent directors, performs the function of a nominating committee. There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors.

     In fiscal 2008, the Board of Directors held five formal meetings. A majority of directors attended each meeting in person or by telephone. The
Compensation Committee held one meeting during fiscal 2008. The Audit Committee held two meetings during fiscal 2008.

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

ITEM 11.  EXECUTIVE COMPENSATION.

     Summary Compensation Table. The following table sets forth compensation information for the two fiscal years ended June 30, 2008 and 2007 of the Company's Chief Executive Officer and the President of our subsidiary, Amerx
Health Care Corp. (the "Named Executive Officers"). Elements of compensation for our Named Executive Officers include salary, discretionary cash bonuses and other prerequisites and benefits. We do not have a pension plan, do not pay non-equity incentive plan based compensation and do not offer nonqualified deferred compensation arrangements. We also did not grant stock awards in fiscal year 2008. As a result, columns related to these items have been omitted from the table below.

                                                                 All Other
Name and Principal Position      Year   Salary($)   Bonus($)   Compensation($)   Total($)
---------------------------      ----   ---------   --------   ---------------   --------

Regina W. Anderson,              2008   $152,165    $2,000       $    -0-        $ 154,165
    President, Chief Executive   2007   $156,317    $  500            -0-        $ 156,817
Justice W. Anderson,             2008   $ 38,717    $2,000       $105,072(1)     $ 145,789
    President (Amerx Health      2007   $ 36,200    $2,500       $112,437(1)     $ 151,137
    Care Corp.)

     (1)  Consists solely of commission on sales from Amerx Health Care Corp.


                                       23

Outstanding Equity Awards at 2008 Fiscal Year End

     The following table sets forth information regarding the outstanding equity awards to our Named Executive Officers at June 30, 2008. We have not granted any stock awards to our Named Executive Officers and, accordingly, we had no outstanding stock awards during 2008. Thus, the columns related to stock awards have been omitted from the following table.

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

     The exercise price of Incentive Stock Options granted under the 1998 Plan must be at least equal to the fair market value of the Common Stock of the Company on the date of grant, and must be 110% of fair market value when granted to an employee who owns shares representing more than 10% of the voting power of all classes of stock of the Company. The exercise price of non-qualified stock options granted under the 1998 Plan can not be less than 85% (100% as amended, effective for options granted December 31, 2007) of the fair market value of the Common Stock on the date of grant. The term of all options granted under the 1998 Plan may not exceed ten years, except the term of Incentive Stock Options granted to a 10% or more stockholder, may not exceed five years. The 1998 Plan may be amended or terminated by the Board of Directors, but no such action may impair the rights of a participant under a previously granted option.

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

     The 1998 Plan provides that, in the event the Company enters into an agreement providing for the merger of the Company into another corporation, an exchange of shares with another corporation, the reorganization of the Company or the sale of substantially all of the Company's assets, unvested stock options become immediately vested and exercisable. Upon the consummation of the merger, exchange, reorganization or sale of assets, the successor corporation must assume all Awards or substitute another Award on substantially identical terms to the outstanding Award. Effective December 31, 2007, the Company enacted certain amendments to the plan to make it compliant with the recent regulations that were issued concerning deferred compensation in Section 409A, IRC. These amendments did not have any material effect on the finacial reporting of the Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS, MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

     The following table sets forth certain information regarding beneficial ownership of our Common Stock as of September 1, 2008 by (i) each person known by the Company to own beneficially more than 5% of the outstanding Common Stock,
(ii) each director or director nominee, and (iii) all executive officers and directors as a group. Each person has sole voting and sole investment or dispositive power with respect to the shares shown except as noted. As to the Company's preferred stock, as of September 2, 2008, no officer or director of the company owned any preferred shares. In addition, no individual shareholder beneficially owned more than 5% of the Company's preferred shares.

                                                Common Shareholdings on
                                                September 2, 2008

                                                Number of        Percent of
Name and Address(5)                              Shares            Class
-------------------                              ------            -----

Regina W. Anderson                                72,500             *
Chester L. Wallack (l)                           120,000(3)         1.5
Fred W. Suggs (l)                                160,000(3)         2.0
Alan B. Crane                                     80,000(3)         1.0
Jeffery S. Slowgrove                             606,200(4)         7.5
James B. Anderson                                111,000(7)         1.4
Justice W. Anderson(6)                         3,483,500(3)        43.3
Michael T. Foley(1)(2)                           140,000(8)         1.7
All directors and officers
as a group (eight persons)                     4,838,200           59.0%
RMS Limited Partnership, 50 W. Liberty St,     1,600,000           19.9%
Suite 650, Reno, NV 89501


*Less than 1%
(1)  Member of the Compensation Committee.
(2)  Member of the Audit Committee.
(3) Includes 60,000 shares subject to currently exercisable options or options which will become exercisable within 60 days.
(4) Includes 10,000 shares of subject to currently exercisable options or options which will become exercisable within 60 days.
(5)  Except as noted above, the address for all persons listed is 1300 S.
     Highland Ave, Clearwater, Florida 33756
(6) Mr. Anderson beneficially owns 3,350,500 shares of common stock and 60,000 currently exercisable options to purchase shares of common stock as Trustee of the John C. Anderson Trust in accordance with Mr. Anderson's will. He also owns of record 73,000 shares of common stock.
(7) Includes 30,000 shares subject to currently exercisable options and 10,000 shares in joint name with his wife.
(8)  Includes 5,000 shares in joint name with his wife.

Equity Compensation Plan Information

     The following table contains information regarding Procyon's equity compensation plan as of June 30, 2008. The only equity compensation plan maintained by Procyon is the company's Omnibus Stock Option plan (the "Option
Plan"). The Option Plan was approved by the shareholders of Procyon in 1998.

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


                                       27

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

         Other than transactions described below, since July 1, 2007, there has not been, nor is there currently proposed, any transaction or series of similar transactions to which we were or will be a party:

     o    in which the amount involved exceeds $120,000; and,
     o in which any director, nominee for director, executive officer, shareholder which beneficially owns five percent or more of our common stock or any member of their immediate family members, had or will have a direct or indirect material interest.

     Messrs. Wallack, Suggs and Crane, have purchased a total of 196,000 shares of Preferred Stock at a price of $1 per share. Such purchases were made on terms and conditions, which were identical to the purchases made by all other private investors who purchased Preferred Stock. Regina W. Anderson, our Chairman and Chief Executive Officer, personally guaranteed the loan we secured from Bank of America, N.A., in the amount of $508,000, to purchase our office building in July 2006as well as the $250,000 line of credit. Mr. Slowgrove, a director, acted as a consultant to the Company for portions of fiscal 2008, at a total compensation to him of approximately $6,250.

Director Independence.

     We have determined that the following directors are independent within applicable Nasdaq rules: Messrs. Wallack, Suggs, Crane, Slowgrove and Foley. We considered the fact that Mr. Slowgrove acted as a consultant to the Company for portions of fiscal 2008, at a total compensation to him of approximately $6,250. Regina, James and Justice Anderson are not independent as they are executive officers of the Company and its subsidiaries. Accordingly, our Board of Directors is composed of a majority of independent directors. Our Compensation Committee and Audit Committee are composed entirely of independent directors pursuant to applicable Nasdaq rules. In addition, Mr. Foley, also meets the definition of independence under SEC Rule 10A-3.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

     Audit Fees. In fiscal 2008, the Company paid to its independent accountants $32,629 in fees related directly to the audit and review of the Company's financial statements. In fiscal 2007, the Company paid to its independent accountants $34,749 in fees related directly to the audit and review of the Company's financial statements.

     Audit-Related Fees. The Company's independent accountants performed no other audit-related services for the Company during fiscal 2007 and 2008, other than the audit services described above.

     Tax Fees: In fiscal 2008, the Company paid to its independent accountants $2,490 in fees related directly to tax preparations. In fiscal 2007, the Company paid to its independent accountants $1,350 in fees related directly to tax preparations.

     All Other Fees: The Company's independent accountants performed no other services for the Company during fiscal 2007 and 2008, other than the audit and tax services described above.

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

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

                                            PROCYON CORPORATION

                                            By: /s/ Regina W. Anderson
                                            --------------------------
                                            Regina W. Anderson, Chief Executive
                                            Officer

Date: September 9, 2008


Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the registrant and in the capacities and on the dates indicated have signed this report below.

Signature                            Title                           Date
---------                            -----                           ----

/s/ Regina W. Anderson     Chief Executive Officer,            September 9, 2008
Regina W. Anderson         President

/s/ James B. Anderson      Chief Financial Officer,            September 9, 2008
James B. Anderson          President (Sirius) and Director

/s/ Justice W. Anderson    President (Amerx) and Director      September 9, 2008
Justice W. Anderson

/s/ Alan B. Crane          Director                            September 9, 2008
Alan B. Crane

/s/ Michael T. Foley       Director                            September 9, 2008
Michael T. Foley

/s/ Jeffery S. Slowgrove   Director                            September 9, 2008
Jeffery S. Slowgrove

/s/ Fred W. Suggs, Jr.     Director                            September 9, 2008
Fred W. Suggs, Jr.

/s/ Chester L. Wallack     Director                            September 9, 2008
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


Consolidated Balance Sheets                                               F-2

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

Consolidated Statements of Cash Flows                                     F-5

Notes to Financial Statements                                             F-6

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Procyon Corporation and Subsidiaries
Clearwater, Florida

We have audited the accompanying consolidated balance sheets of Procyon Corporation and Subsidiaries as of June 30, 2008 and 2007 and the related statements of operations, stockholder' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Procyon Corporation and Subsidiaries as of June 30, 2008 and 2007 and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.


/s/  Ferlita, Walsh & Gonzalez, P.A.
FERLITA, WALSH & CONZALEZ, P.A.
Certified Public Accountants
Tampa, Florida

August 26, 2008



PROCYON CORPORATION & SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
June 30, 2008 and 2007


ASSETS
                                                                                      2008               2007
                                                                                  -----------        -----------
CURRENT ASSETS
        Cash                                                                      $   278,878        $   422,876
        Certificates of Deposit                                                       239,698               --
        Accounts Receivable, less allowance of $2,500                                 171,494            224,460
               for doubtful accounts
        Inventories                                                                   184,158            133,892
        Prepaid expenses                                                              173,490            129,476
        Deferred Tax Asset                                                            132,484            169,758
                                                                                  -----------        -----------
               TOTAL CURRENT ASSETS                                                 1,180,202          1,080,462

PROPERTY AND EQUIPMENT, NET                                                           555,229            589,141

OTHER ASSETS
        Deposits                                                                        1,513              1,515
        Deferred Tax Asset                                                            942,738            231,274
                                                                                  -----------        -----------
                                                                                      944,251            232,789

TOTAL ASSETS                                                                      $ 2,679,682        $ 1,902,392
                                                                                  ===========        ===========


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
        Accounts Payable                                                          $   105,314        $   108,076
        Accrued expenses                                                              118,747            111,316
        Current Portion of Mortgage Payable                                            22,790             21,201
                                                                                  -----------        -----------
               TOTAL CURRENT LIABILITIES                                              246,851            240,593

LONG TERM LIABILITIES
        Mortgage Payable                                                              447,042            469,191
                                                                                  -----------        -----------
               TOTAL LONG TERM LIABILITIES                                            447,042            469,191

STOCKHOLDERS' EQUITY
        Preferred stock, 496,000,000 shares                                              --                 --
               authorized, none issued.
        Series A Cumulative Convertible Preferred stock,                              154,950            159,750
               no par value; 4,000,000 shares authorized;
               199,100 and 203,900 shares issued and outstanding, respectively.
        Common stock, no par value, 80,000,000 shares                               4,416,676          4,411,876
               authorized; 8,052,388 and 8,047,588 shares issued and
               outstanding, respectively.
        Paid-in Capital                                                                 6,000              6,000
        Accumulated deficit                                                        (2,591,837)        (3,385,018)
                                                                                  -----------        -----------
               TOTAL STOCKHOLDERS' EQUITY                                           1,985,789          1,192,608
                                                                                  -----------        -----------


TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                        $ 2,679,682        $ 1,902,392
                                                                                  ===========        ===========



                         The accompanying notes are an integral part of these financial statements




PROCYON CORPORATION & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended June 30, 2008 and 2007


                                                                 2008                        2007
                                                              -----------                -----------


NET SALES                                                     $ 2,562,704                $ 2,536,577

COST OF SALES                                                     630,463                    600,175
                                                              -----------                -----------

GROSS PROFIT                                                    1,932,241                  1,936,402

OPERATING EXPENSES
         Salaries and Benefits                                    951,013                    841,540
         Selling , General and Administrative                     840,750                    851,070
                                                              -----------                -----------
                                                                1,791,763                  1,692,610

INCOME FROM OPERATIONS                                            140,478                    243,792

OTHER INCOME (EXPENSE)
         Interest Expense                                         (35,704)                   (34,614)
         Interest Income                                           14,239                     12,059
         Other Income (Expense)                                       (23)                       293
                                                              -----------                -----------
                                                                  (21,488)                   (22,262)
                                                              -----------                -----------

INCOME BEFORE INCOME TAXES                                        118,990                    221,530

INCOME TAX BENEFIT (EXPENSE)                                      674,191                    276,850
                                                              -----------                -----------

NET INCOME                                                        793,181                    498,380

Dividend requirements on preferred stock                         (15,1100                    (19,490)
                                                              -----------                -----------

Basic net income available to common shares                   $   778,071                $   478,890
                                                              ===========                ===========

Basic net income per common share                             $      0.10                $      0.06
                                                              ===========                ===========

Weighted average number of common
         shares outstanding                                     8,053,719                  8,049,832
                                                              ===========                ===========

Diluted net income per common share                           $      0.09                $      0.06
                                                              ===========                ===========

Weighted average number of common
         shares outstanding, diluted                            8,426,193                  8,359,977
                                                              ===========                ===========


           The accompanying notes are an integral part of these financial statements.




PROCYON CORPORATION & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Years Ended June 30, 2008 and 2007



                                        Preferred Stock               Common Stock
                                  --------------------------    ------------------------     Paid-in     Accumulated
                                      Shares       Amount           Shares      Amount       Capital        Deficit         Total
                                  -----------    -----------    -----------   -----------   -----------   -----------    -----------

Balance, June 30, 2006                204,900    $   160,750      8,046,588   $ 4,410,876   $     6,000   $(3,883,398)   $   694,228

  Conversion of preferred stock
      to common stock                  (1,000)        (1,000)         1,000         1,000          --            --             --

  Net Income                             --             --             --            --         498,380       498,380
                                  -----------    -----------    -----------   -----------   -----------   -----------    -----------

Balance, June 30, 2007                203,900    $   159,750      8,047,588   $ 4,411,876   $     6,000   $(3,385,018)   $ 1,192,608

  Conversion of preferred stock        (4,800)        (4,800)         4,800         4,800          --            --             --
       to common stock
  Net income                             --             --             --            --            --         793,181        793,181
                                  -----------    -----------    -----------   -----------   -----------   -----------    -----------

Balance, June 30, 2008                199,100    $   154,950      8,052,388   $ 4,416,676   $     6,000   $(2,591,837)   $ 1,985,789
                                  ===========    ===========    ===========   ===========   ===========   ===========    ===========









The accompanying notes are an integral part of these financial statements.




PROCYON CORPORATION & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended June 30, 2008 and 2007



                                                                                             2008              2007
                                                                                           ---------        ---------

CASH FLOWS FROM OPERATING ACTIVITIES

Net income                                                                                 $ 793,181        $ 498,380
Adjustments to reconcile net income to net cash used in operating activities:
        Loss on disposal of property and equipment                                                23             --
        Depreciation                                                                          35,800           36,207
        Deferred Income Taxes                                                               (674,191)        (276,850)
        Decrease (increase) in:
             Accounts receivable                                                              52,966          (78,014)
             Inventory                                                                       (50,266)          16,973
             Prepaid expenses                                                                (44,014)          (8,960)
             Other assets                                                                       --              7,235
        Increase (decrease) in:
             Accounts payable                                                                 (2,762)         (17,572)
             Accrued expenses                                                                  7,434           29,096
                                                                                           ---------        ---------
                                                                     NET CASH PROVIDED
                                                               BY OPERATING ACTIVITIES       118,171          206,495

CASH FLOWS FROM INVESTING ACTIVITIES

        Purchase of Certificates of Deposit                                                 (239,698)            --
        Purchase of property & equipment                                                      (1,911)         (54,388)
                                                                                           ---------        ---------
                                                                         NET CASH USED
                                                               BY INVESTING ACTIVITIES      (241,609)         (54,388)

CASH FLOWS FROM FINANCING ACTIVITIES

        Payments on Mortgage Payable                                                         (20,560)         (17,608)
                                                                                           ---------        ---------
                                                                         NET CASH USED
                                                               BY FINANCING ACTIVITIES       (20,560)         (17,608)
                                                                                           ---------        ---------

                                                                    NET CHANGE IN CASH      (143,998)         134,499

CASH AT BEGINNING OF PERIOD                                                                  422,876          288,377
                                                                                           ---------        ---------

                                                                 CASH AT END OF PERIOD     $ 278,878        $ 422,876
                                                                                           =========        =========


SUPPLEMENTAL DISCLOSURES

Interest Paid                                                                              $  35,461        $  33,765
Taxes Paid                                                                                 $    --          $    --


NONCASH TRANSACTION DISCLOSURE:
Conversion of Series A cumulative convertible preferred stock to common stock              $   4,800        $   1,000
Purchase of Office Building Financed by Mortgage                                           $    --          $ 508,000


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

Accounts Receivable and Concentration of Credit Risk

Amerx grants credit to customers, most of whom are national pharmaceutical distributors, drug stores nationwide and physicians. Amerx wholesales its products to national pharmaceutical distributors and drug stores at a sales term of 2/10, net 30. Amerx has a written return policy with its customers. Each return request is reviewed by management for approval. Sales to physicians are at contracted rates and standard payment term is 2/10 net 30 days.

Sirius grants credit to patients who are eligible for Medicare coverage. Sales are at standard payment term of 30 days.

Accounts receivable are generally due from Medicare, private insurance companies, and customers. The collection process is time consuming, complex and typically involves the submission of claims to multiple payers whose payment of claims may be contingent upon the payment of another payer. In accordance with applicable regulatory requirements, the Company makes reasonable and appropriate efforts to collect accounts receivable, including deductible and copayment amounts, in a consistent manner for all payer classes. The valuation of accounts receivable is based upon the credit-worthiness of customers and third-party payers as well as historical collection experience. Estimating the credit worthiness of customers and recoverability of customer accounts requires us to exercise considerable judgment. Allowances for doubtful accounts are recorded as a selling, general and administrative expense for estimated amounts expected to be uncollectible from third-party payers and customers. The Company bases its estimates on its historical collection and write-off experience, current trends, credit policy, and on analysis of accounts receivable by aging category. As of June 30, 2008, accounts receivable allowance was $2,500, or approximately 1% of gross accounts receivable.

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

Concentration of Credit Risk

The Company maintained its cash in three financial institutions. The Federal Deposit Insurance Corporation insures up to $100,000 per legal entity per financial institution. At June 30, 2008, our uninsured cash balance was approximately $79,000.

Shipping and Handling Costs

Shipping and handling costs incurred were approximately $78,000 and $81,000 for the years ended June 30, 2008, and 2007, respectively, and were included in selling, general and administrative expenses.

Advertising and Marketing

The company records advertising and marketing expenses in the periods in which they are incurred. During the years ended June 30, 2008 and 2007, approximately $397,000 and $311,000, of advertising and marketing costs were included in selling, general and administrative expenses for each respective year.

Income Taxes

Income taxes are accounted for using an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax asset will not be realized. The Company adopted Financial Standards Board Interpretation No. 48, Accounting for Income Taxes ("FIN 48"), an interpretation of SFAS 109, on January 1, 2007.

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

Stock Based Compensation

In December 1998, the Company adopted a 1998 Omnibus Stock Option Plan that provides for the granting of equity-based incentive and other awards to employees and directors of the Company, its subsidiaries and selected consultants. The Plan is administered by the Compensation Committee of the Board of Directors. Any employee, directors who are not employees of the Corporation or a subsidiary, and consultants who are not employees or directors of the Corporation are eligible to participate in the Plan. The maximum number of shares of common stock issuable on exercise of options or other awards granted under the Plan is 1,000,000. Non-qualified options granted must have an exercise price not less than 85% (100% as amended, effective for options granted December 31, 2007) of the fair market value of the underlying shares of common stock. Incentive options must have an exercise price not less than 100% of the fair market value of the underlying shares of common stock. The term of the options cannot be more than ten years. Awards may be granted in the form of restricted stock. Awards can also be granted in the form of stock appreciation rights. A stock appreciation right entitles the participant to receive from the Company an amount equal to the positive difference between the fair market value of common stock on the date of exercise of the stock appreciation right and the grant price. No stock appreciation rights have been issued to date.

Additional information with respect to the Plan's stock option activity is as follows:

                                                                    Weighted
                                                  Number of          Average
                                                   Shares         Exercise Price
                                                  ---------       --------------
     Outstanding at June 30, 2006                  300,000            $0.20
       Granted                                           -              -
       Exercised                                         -              -
       Expired                                           -              -
                                                   -------            -----
     Outstanding at June 30, 2007                  300,000            $0.20
       Granted                                           -              -
       Exercised                                         -              -
       Expired                                           -              -
     Outstanding at June 30, 2008                  300,000            $0.20
                                                   =======            =====
     Options exercisable at June 30, 2007          300,000            $0.20
                                                   =======            =====
     Options exercisable at June 30, 2008          300,000            $0.20
                                                   =======            =====

The following table summarizes information about stock options outstanding at June 30, 2008:

                                             Stock Options Outstanding
                                        -----------------------------------
                                        Weighted Average
                      Number of         Remaining            Weighted
    Range of          Shares            Contractual Life     Average
    Exercise Prices   Outstanding       In Years             Exercise Price
    ---------------   -----------       --------             --------------

    $0.15 - $0.20      65,000           2.39                  $0.16

    $0.20 - $0.25     235,000           1.51                  $0.21
                      -------
                      300,000           1.70                  $0.20
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

On June 30, 2008, there were outstanding options to purchase 300,000 shares of our common stock at exercise prices ranging from $0.16 to $0.21 per share and expiration dates between December 2009 and November 2010. These options were vested at the time of grant. During the year ended June 30, 2008, no options were granted. Therefore, the adoption of SFAS 123R does not have an impact on the statement of operations for period ending June 30, 2008.

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

There were no options granted during fiscal years ended June 30, 2008 and 2007. Had there been options issued during the fiscal years ended June 30, 2008 and 2007, the fair value of the options would have been determined using the Black-Scholes option-pricing model, which values options based on the stock price at the grant date, the expected dividend payments, and the risk-free interest rate over the life of the option.

Equity instruments issued to non-employees in exchange for goods, fees and services are accounted for under the fair value-based method of SFAS No. 123(R).

NOTE B - INVENTORIES

Inventories consisted of the following:

                                 June 30, 2008    June 30, 2007
                                 -------------    -------------

              Finished Goods        $109,561         $ 36,509
              Raw Materials           74,597           97,383
                                    --------         --------
                                    $184,158         $133,892
                                    ========         ========

NOTE C - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

      As of June 30, 2008                             Capitalized
                                          Owned         Leases          Total
                                        ---------      ---------      ---------

Office Equipment                        $  83,426      $  26,928      $ 110,354

Furniture and Fixtures                     20,726                        20,726

Software                                   19,471                        19,471

Leasehold improvements                     13,587                        13,587

Production Equipment                       34,118                        34,118

Building                                  474,168                       474,168

Land                                       64,547                        64,547
                                        ---------      ---------      ---------

                                          710,043         26,928        736,971

Less accumulated depreciation            (154,975)       (26,767)      (181,742)
                                        ---------      ---------      ---------

                                        $ 555,068      $     161      $ 555,229
                                        =========      =========      =========

     As of June 30, 2007                              Capitalized
                                          Owned         Leases          Total
                                        ---------      ---------      ---------

Office Equipment                        $ 112,867      $  26,928      $ 139,795

Furniture and Fixtures                     20,726                        20,726

Software                                   19,471                        19,471

Leasehold Improvements                     13,589                        13,589

Production Equipment                       34,436                        34,436

Building                                  474,168                       474,168

Land                                       64,547                        64,547
                                        ---------      ---------      ---------

                                          739,804         26,928        766,732

Less accumulated depreciation            (151,448)       (26,143)      (177,591)
                                        ---------      ---------      ---------

                                        $ 588,356      $     785      $ 589,141
                                        =========      =========      =========


NOTE D - RELATED PARTY TRANSACTIONS

     Mr. Slowgrove, a director, acted as a consultant to the Company for portions of fiscal 2008, was paid a total compensation to him of approximately $6,250. As compared to fiscal 2007 when Mr. Slowgrove was paid a total compensation of approximately $27,500. Our Chief Executive Officer, Regina W. Anderson, guaranteed a loan to us in the amount of $508,000, issued in connection with our purchase of our office building in July 2006, as well as the $250,000 line of credit.

NOTE E  - MORTGAGE PAYABLE

     On July 21, 2006, we entered into a mortgage loan, guaranteed by our C.E.O. Regina W. Anderson, for $508,000 with the Bank of America for the purchase of our corporate office building. The mortgage loan is due in 15 years and interest is fixed at 7.25%. Interest expense was $ 35,599 for the fiscal year end June 30, 2008.

Maturities of long-term debt associated with the mortgage payable are as follows:

         Year Ending June 30,
         ----------------------------------------------------

                 2009                                          $  22,790

                 2010                                             24,498

                 2011                                             26,335

                 2012                                             28,309

                 2013                                             30,431

                 2014 and thereafter                             337,469
                                                               ---------

                                                                 469,832

                 Less current portion                             22,790
                                                               ---------

                                                               $ 447,042
                                                               =========

NOTE F - LINE OF CREDIT

The Company has a $250,000, due-on-demand line of credit with a financial institution, collateralized by the Company's inventory of $184,158 and accounts receivable assets of $171,494. The line of credit is renewable annually in April. The C.E.O. of the Company personally guaranteed the line of credit to the Company. At June 30, 2008, the Company owed $0 on the line of credit. Interest expense for the years ended June 30, 2008 was $0. The line of credit extends terms of cash advances at a variable rate set equal to the banks prime rate at the time of advance. The interest rate can fluctuate according to the banks changes in its published prime rate.

NOTE G - COMMITMENTS AND CONTINGENCIES

Leases
------

In September 2003, the Company entered into a lease for office space for a term of three years. Monthly rent was approximately $4,100 plus sales tax. The Company purchased the building and its property on July 21, 2006. Rent expense for the years ended June 30, 2008 and 2007 were approximately $0 and $2,546, respectively.

In addition, the Company also leases certain equipment under various operating leases expiring through year 2011. The minimum lease payments due under the equipment lease agreements for fiscal years ended June 30 is as follow:

                           2009             $  11,458
                           2010                11,458
                           2011                 9,447
                                            ---------
                                            $  32,363

NOTE H - STOCKHOLDERS' EQUITY

During January 1995, the Company's Board of Directors authorized the issuance of up to 4,000,000 shares of Series A Cumulative Convertible Preferred Stock. The preferred stockholders are entitled to receive, if declared by the board of directors, quarterly dividends at an annual rate of $.10 per share of Series A Cumulative Convertible Preferred Stock per annum. Dividends accrue without interest and are cumulative from the date of issuance of the Series A Cumulative Convertible Preferred Stock and are payable quarterly in arrears in cash or publicly traded common stock when and if declared by the board of directors. As of June 30, 2008, no dividends have been declared. Dividends in arrears on the outstanding preferred shares total $221,461 or approximately $1.11 per share as of June 30, 2008. The preferred stockholders have the right to convert each share of Series A Cumulative Convertible Preferred Stock into one share of the Company's common stock at any time without additional consideration. Each share of Series A Cumulative Convertible Preferred Stock is subject to mandatory conversion into one share of common stock of the Company, effective as of the close of a public offering of the Company's common stock provided, however, that the offering must provide a minimum of $1 million in gross proceeds to the Company and the initial offering price of such common stock must be at least $1 per share. In addition to the rights described above, the holders of the Series A Cumulative Convertible Preferred Stock have voting rights equal to the common stockholders based upon the number of shares of common stock into which the Series A Cumulative Convertible Preferred Stock is convertible. The Company is obligated to reserve an adequate number of shares of its common stock to satisfy the conversion of all of the outstanding Series A Cumulative Convertible Preferred stock.

NOTE I - EARNINGS PER SHARE

As required by FASB Statement No. 128, the following table sets forth the computation of basic and diluted earnings per share:

                                                        Years Ended June 30,
                                                        2008            2007
                                                    -----------     -----------
Numerator:
----------
Net income                                          $   793,181     $   498,380
Adjustment for basic earnings per share:
Dividend requirements on preferred stock                (15,110)        (19,490)
                                                    -----------     -----------
Numerator for basic earnings per share-
Net income available to common
stockholders                                        $   778,071     $   478,890

Effect of dilutive securities:
Numerator for diluted earnings per share-
Net income available to common
stockholder                                         $   778,071     $   478,890
                                                    -----------     -----------

Denominator:
------------
Denominator for basic earnings per share-
Weighted-average common shares                        8,053,719       8,049,832
Effect of dilutive securities:
Stock options                                           171,705         105,489
Dilutive potential common shares                        200,769         204,656
                                                    -----------     -----------
Denominator for dilutive earnings per share-

Adjusted weighted-average shares and
assumed conversions                                   8,426,193       8,359,977
                                                    ===========     ===========

Basic income per share                              $      0.10     $      0.06
                                                    ===========     ===========
Diluted income per share                            $      0.09     $      0.06
                                                    ===========     ===========


NOTE J - INCOME TAXES AND AVAILABLE CARRYFORWARD

As of June 30, 2008, the Company had consolidated income tax net operating loss ("NOL") carryforward for federal income tax purposes of approximately $2,873,000. The NOL will expire in various years ending through the year 2023.The utilization of certain of the loss carryforwards are limited under
Section 382 of the Internal Revenue Code.

The components of the provision for income taxes (benefits) are attributable to continuing operations as follows:

                                     2008         2007
                                  ---------    ---------
                       Current
                       Federal    $    --      $    --
                       State           --           --

                       Deferred
                       Federal     (575,651)    (236,386)
                       State        (98,540)     (40,464)
                                  ---------    ---------
                                  $(674,191)   $(276,850)
                                  =========    =========

Deferred income taxes reflect the net tax effects of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                         Current     Non-Current
                                                         -------     -----------

Deferred tax assets:
         NOL and contribution carryforwards             $ 131,543     $ 951,918
         Allowance for doubtful accounts                      941          --
                                                        ---------     ---------
                                                          132,484       951,918

Deferred tax (liabilities):
         Excess of tax over book depreciation                --          (9,180)
                                                        ---------     ---------
                                                          132,484       942,738

Net deferred tax asset (liability)                      $ 132,484     $ 942,738
                                                        =========     =========


The change in the valuation allowance is as follow:

         June 30, 2007                     $ 737,284
         June 30, 2008                          --
                                           ---------

Decrease in valuation allowance            $(737,284)
                                           =========

The decrease in the valuation allowance is due to an increase in the expected utilization of net operating loss carryforwards. Management believes it is more likely than not that it will realize the benefit of the NOL carryforward, because of its continuing trend of earnings. Therefore, a valuation allowance is not considered necessary.

Income taxes for the years ended June 30, 2008 and 2007 differ from the amounts computed by applying the effective income tax rates of 37.63% and 37.63%, respectively, to income before income taxes as a result of the following:

                                                            2008         2007
                                                         ---------    ---------

Expected provision at US statutory rate                  $  40,465    $  75,320
State income tax net of federal benefit                      4,320        8,042
Nondeductibles                                               4,372        3,540
Change in estimates in available NOL carryforwards          13,936      272,013
Change in valuation allowance                             (737,284)    (635,765)
                                                         ---------    ---------

Income tax expense / (benefit)                           $(674,191)   $(276,850)
                                                         =========    =========

The Companies tax years 2004 through 2007 remain open to examination by taxing jurisdictions.


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

During the year, Sirius purchased approximately 86% and 12% of its diabetic supplies from two non-affiliated suppliers. Sirius does not anticipate supply from these vendors will be lost in the near future. Sirius has a good long term working relationship with these vendors. In the event of loss of these suppliers, Sirius could still purchase such products from other suppliers in the industry.

NOTE L - MAJOR CUSTOMERS

During the year ended June 30, 2008, sales from one customer accounted for approximately 11% of Amerx's sales. The loss of this single customer would have a material adverse effect on our financial condition or the results of our operations. During the year ended June 30, 2007, one customer accounted for 12% of Amerx's sales. Amerx's customer base has become more diversified compared to previous fiscal years.

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

Each separately managed segment offers different products requiring different marketing and distribution strategies. Segments Information

                                    Wound Care     Diabetic
                         June 30,    Products      Products       Other    Consolidated
                         --------    --------      --------       -----    ------------
Revenues                   2008     $2,254,820     $307,884    $        -   $2,562,704
                           2007      2,244,314      292,263             -    2,536,577

Gross Profit               2008      1,803,823      128,418             -    1,932,241
                           2007      1,805,827      130,574             -    1,936,402

Identifiable Assets        2008        624,682      192,844     1,862,156    2,679,682
                           2007        572,358      169,407     1,160,627    1,902,392
Property and Equipment
Additions                  2008          1,260            -           650        1,910
                           2007          4,200            -       558,186      562,386

Depreciation               2008          9,706          538        25,556       35,800
                           2007         11,692          544        23,972       36,207

Geographical Information

The Company operates and sells its products to its customers primarily within the United States. All assets are located within the United States.

NOTE N - RESEARCH AND DEVELOPMENT

Amerx spent approximately $4,000 towards research and development efforts over the past fiscal year. These efforts were directed towards additional studies aimed at expanding existing markets.

NOTE O - RECENT ACCOUNTING PRONOUNCEMENTS

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted
Accounting Principles, which provides a framework in which the company selects principles used in the preparation of the financial statements that are presented in conformity with GAAP. The statement is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411. Management does not feel this pronouncement will have any material effect on the Company's financial reporting.

                                      F-18