Form 10-Q
period 2008-09-30
PROCYON CORP
filed 2008-11-14
CIK 812306

SECURITIES & EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

               [x] Quarterly Report Under Section 13 or 15 (d) of
                       the Securities Exchange Act of 1934

                  For Quarterly Period Ended September 30, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [ X ] NO [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

     Large accelerated filer [ ]               Accelerated filer [ ]
     Non-accelerated filer  [ ]                Smaller reporting company [X]
     (Do not check is a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ X ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common stock, no par value; 8,055,388 shares outstanding as of November 10, 2008.

                         PART I - FINANCIAL INFORMATION


Item                                                                        Page
                                                                            ----


ITEM 1. FINANCIAL STATEMENTS                                                   3

Index to Financial Statements
-----------------------------

Financial Statements:

Consolidated Balance Sheets                                                    3
Consolidated Statements of Operations                                          4
Consolidated Statements of Cash Flows                                          5
Notes to Financial Statements                                                  6


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS                              12


ITEM 4. CONTROLS AND PROCEDURES                                               16


                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS                                                     17

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                   17

ITEM 5. OTHER INFORMATION                                                     18

ITEM 6. EXHIBITS                                                              18

SIGNATURES                                                                    18


PROCYON CORPORATION & SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
September 30, 2008 and June 30, 2008

                                                             (unaudited)     (audited)
                                                            September 30,     June 30,
                                                                 2008           2008
                                                             -----------    -----------
ASSETS

CURRENT ASSETS
       Cash                                                  $   388,017    $   278,878
       Certificates of Deposit, and accrued interest             191,005        239,698
       Accounts receivable, net of $2,500
            allowance for doubtful accounts                      153,717        171,494
       Inventories                                               213,308        184,158
       Prepaid expenses                                          160,102        173,490
       Deferred tax asset                                        142,911        132,484
                                                             -----------    -----------
            TOTAL CURRENT ASSETS                               1,249,060      1,180,202

PROPERTY AND EQUIPMENT, NET                                      554,286        555,229

OTHER ASSETS
       Deposits                                                    2,574          1,513
       Deferred tax asset                                        929,709        942,738
                                                             -----------    -----------
                                                                 932,283        944,251

TOTAL ASSETS                                                 $ 2,735,629    $ 2,679,682
                                                             ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
       Accounts Payable                                      $   160,613    $   105,314
       Accrued Expenses                                          110,701        118,747
       Current Portion of Mortgage Payable                        23,206         22,790
                                                             -----------    -----------
            TOTAL CURRENT LIABILITIES                            294,520        246,851

LONG-TERM LIABILITIES
       Mortgage Payable                                          441,293        447,042
                                                             -----------    -----------
            TOTAL LONG TERM LIABILITIES                          441,293        447,042

STOCKHOLDERS' EQUITY
       Preferred stock, 496,000,000 shares authorized,
       none issued                                                  --             --
       Series A Cumulative Convertible Preferred stock,
       no par value; 4,000,000 shares authorized; 199,100
       shares issued and outstanding                             154,950        154,950
       Common stock, no par value, 80,000,000 shares
       authorized; 8,052,388 shares issued and outstanding     4,416,676      4,416,676
       Paid-in Capital                                             6,000          6,000
       Accumulated deficit                                    (2,577,810)    (2,591,837)
                                                             -----------    -----------
            TOTAL STOCKHOLDERS' EQUITY                         1,999,816      1,985,789
                                                             -----------    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $ 2,735,629    $ 2,679,682
                                                             ===========    ===========


The accompanying notes are an integral part of these financial statements.


PROCYON CORPORATION & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Three Months Ended September 30, 2008 and 2007


                                                      (unaudited)       (unaudited)
                                                      Three Months     Three Months
                                                         Ended             Ended
                                                     Sep. 30, 2008    Sep. 30, 2007
                                                     -------------    -------------

NET SALES                                             $   674,178      $   595,240

COST OF SALES                                             161,013          146,215
                                                      -----------      -----------

GROSS PROFIT                                              513,165          449,025

OPERATING EXPENSES

          Salaries and Benefits                           218,887          236,190
          Selling, General and Administrative             272,693          205,993
                                                      -----------      -----------

                                                          491,580          442,183


INCOME FROM OPERATIONS                                     21,585            6,842


OTHER INCOME (EXPENSE)
          Interest Income                                   3,709            3,695
          Interest Expense                                 (8,662)          (8,370)
                                                      -----------      -----------
                                                           (4,953)          (4,675)

INCOME BEFORE INCOME TAXES                                 16,632            2,167

INCOME TAX (EXPENSE) BENEFIT                               (2,603)          32,896
                                                      -----------      -----------

NET INCOME                                                 14,029           35,063


Dividend requirements on preferred stock                   (4,978)          (5,098)
                                                      -----------      -----------

Basic net income available to common shares           $     9,051      $    29,965
                                                      ===========      ===========

Basic net income per common share                     $      --        $      --

Weighted average number of common
   shares outstanding                                   8,055,388        8,050,588
                                                      ===========      ===========


Diluted net income per common share                   $      --        $      --

Weighted average number of common shares
   outstanding, basic and diluted                       8,420,491        8,442,824
                                                      ===========      ===========


The accompanying notes are an integral part of these financial statements.


PROCYON CORPORATION & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ending September 30, 2008 and 2007


                                                                              (unaudited)        (unaudited)
                                                                              September 30,      September 30,
                                                                                  2008                2007
                                                                                ---------          ---------
CASH FLOWS FROM OPERATING ACTIVITIES

Net Income                                                                      $  14,029          $  35,063
Adjustments to reconcile net income to net cash used in operating activities:
           Depreciation                                                             8,967              8,966
           Deferred Income Taxes                                                    2,602            (32,896)
           Accrued interest on Certificates of Deposit                             (1,332)              --
           Decrease (increase) in:
                   Accounts Receivable                                             17,387             60,761
                   Inventory                                                      (29,150)           (52,736)
                   Prepaid Expenses                                                13,388              9,300
                   Other Assets                                                    (1,062)              --
           Increase (decrease) in:
                   Accounts Payable                                                55,299             35,362
                   Accrued Expenses                                                (8,048)           (26,055)
                                                                                ---------          ---------
                             NET CASH PROVIDED BY OPERATING ACTIVITIES             72,080             37,765

CASH FLOW FROM INVESTING ACTIVITIES

           Redemption of Certificate of Deposit                                    50,416               --
           Purchase of property & equipment                                        (8,024)              --
                                                                                ---------          ---------
                             NET CASH USED BY INVESTING ACTIVITIES                 42,392               --

CASH FLOW FROM FINANCING ACTIVITIES

           Payments on Mortgage Payable                                            (5,333)            (4,952)
                                                                                ---------          ---------
                             NET CASH USED BY FINANCING ACTIVITIES                 (5,333)            (4,952)

                             NET CHANGE IN CASH                                   109,139             32,813

CASH AT BEGINNING OF PERIOD                                                       278,878            422,876
                                                                                ---------          ---------

                             CASH AT END OF PERIOD                              $ 388,017          $ 455,689
                                                                                =========          =========

SUPPLEMENTAL DISCLOSURES

Interest Paid                                                                   $   8,671          $   8,370
Taxes Paid                                                                      $    --            $    --


The accompanying notes are an integral part of these financial statements.

                                               5

Notes to Financial Statements

NOTE A - SUMMARY OF ACCOUNTING POLICIES

     The interim financial statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations. The Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the Company's audited financial statements dated June 30, 2008. The results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year.

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

     On September 30, 2008, there were outstanding options to purchase 300,000 shares of our common stock at exercise prices ranging from $0.16 to $0.21 per share and expiration dates between December 2009 and November 2010. These options were vested at the time of grant. During the quarter ended September 30, 2008, no options were granted. Therefore, the adoption of SFAS 123R does not have an impact on our statement of operations for period ending September 30, 2008.

     The fair value of a stock option is determined using the Black-Scholes option-pricing model, which values options based on the stock price at the grant date, the expected life of the option, the estimated volatility of the stock, the expected dividend payments, and the risk-free interest rate over the life of the option. There were no options granted during the quarters ended September 30, 2008 and 2007.

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

NOTE B - INVENTORIES

     Inventories consisted of the following:

                                    September 30,       June 30,
                                        2008              2008
                                      --------          --------
     Finished Goods                   $114,524          $109,561
     Raw Materials                    $ 98,784          $ 74,597
                                      --------          --------
                                      $213,308          $184,158
                                      ========          ========

NOTE C - STOCKHOLDERS' EQUITY

     During January 1995, the Company's Board of Directors authorized the issuance of up to 4,000,000 shares of Series A Cumulative Convertible Preferred Stock ("Series A Preferred Stock"). The preferred stockholders are entitled to receive, as and if declared by the board of directors, quarterly dividends at an annual rate of $.10 per share of Series A Preferred Stock per annum. Dividends will accrue without interest and will be cumulative from the date of issuance of the Series A Preferred Stock and will be payable quarterly in arrears in cash or publicly traded common stock when and if declared by the Board of Directors. As of September 30, 2008, no dividends have been declared. Dividends in arrears on the outstanding preferred shares total $226,439 as of September 30, 2008.

     Holders of the Preferred Stock have the right to convert their shares of Preferred Stock into an equal number of shares of Common Stock of the Company. In addition, Preferred Stock holders have the right to vote the number of shares into which their shares are convertible into Common Stock. Such preferred shares will automatically convert into one share of Common Stock at the close of a public offering of Common Stock by the Company provided the Company receives gross proceeds of at least $1,000,000, and the initial offering price of the Common Stock sold in such offering is equal to or in excess of $1 per share. The Company is obligated to reserve an adequate number of shares of its common stock to satisfy the conversion of all the outstanding Series A Preferred Stock. There were no shares converted during the reporting period.

     The Board of Directors of the Company approved a plan on December 8, 2007, to repurchase shares of Procyon Corporation's outstanding common stock. The repurchase plan authorizes management to repurchase up to 10% of the total outstanding shares of common stock as of December 8, 2007, subject to applicable SEC regulations and compliance with the Company's trading window policies. The Board's authorization is based on its belief that Procyon's common stock is underpriced at times given the Company's working capital, liquidity, assets, book value and future prospects. The shares may be repurchased from time to time in the open market, through block purchases or in privately negotiated transactions depending upon market conditions and other factors, in accordance with SEC Rule 10b-18. The plan stipulates timing, volume and pricing restrictions among other things. Procyon has no commitment or obligation to purchase all or any portion of the authorized shares. All shares purchased are canceled and returned to the status of authorized but unissued common stock. The plan does not have an expiration date. As of September 30, 2008, no shares of common stock had been repurchased by the Company pursuant to its repurchase plan.

NOTE D - INCOME TAXES AND AVAILABLE CARRYFORWARD

     As of September 30, 2008, the Company had consolidated income tax net operating loss ("NOL") carryforward for federal income tax purposes of approximately $2,874,000. The federal NOL will expire in various years ending through the year 2023.

     The components of the provision for income taxes expense (benefits) are attributable to continuing operations as follows:


                                      9/30/08           9/30/07
                                      --------          --------
     Current
                 Federal              $   --            $   --
                 State                    --                --
                                      --------          --------
                                      $   --            $   --
     Deferred
                 Federal              $  2,223          $(28,088)
                 State                     380            (4,808)
                                      --------          --------
                                      $  2,603          $(32,896)
                                      ========          ========

     Deferred income taxes reflect the net tax effects of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                           Current   Non-Current
                                                          ---------  -----------
  Deferred tax assets:
        Net operating loss & contribution carryforwards   $ 141,970   $ 939,525
        Allowance for doubtful accounts                         941        --
                                                          ---------   ---------
                                                            142,911     939,525
  Deferred tax liability
        Excess of tax over book depreciation                   --        (9,816)
                                                          ---------   ---------
                                                            142,911     929,709

  Net deferred tax asset                                  $ 142,911   $ 929,709
                                                          =========   =========

     Management believes it is more likely than not it will realize the benefit of the NOL carryforward, because of its continuing trend of earnings. Therefore, a valuation allowance is not considered necessary.

     Income taxes for the three months ended September 30, 2008 and 2007 differ from the amounts computed by applying the effective income tax rates of 37.63% and 37.63%, respectively, to income before income taxes as a result of the following:


                                                          9/30/08     9/30/07
                                                          --------    --------

     Expected provision (benefit)                         $  5,599    $    737

     State income taxes net of federal benefits                598          78

     Nondeductible expense                                   1,085         890

     Change in estimates in available NOL carryforwards     (4,679)     10,260

     Change in valuation allowance                            --       (44,861)
                                                          --------    --------

     Income tax expense / (benefit)                       $  2,603    $(32,896)
                                                          ========    ========

NOTE E - MORTGAGE PAYABLE

     On July 21, 2006, we entered into a mortgage loan, guaranteed by our C.E.O. Regina W. Anderson, for $508,000 with the Bank of America for the purchase of our corporate office building. The mortgage loan is due in 15 years and interest is fixed at 7.25%. Interest expense was $8,662 for the three months ended September 30, 2008.

     Maturities of long-term debt associated with the mortgage payable are as follows:


          Year Ending June 30,
          ---------------------------------------

                 9 months 2009                    $  17,246

                 2010                                24,498

                 2011                                26,335

                 2012                                28,309

                 2013                                30,431

                 2014 and thereafter                337,680
                                                  ---------

                                                    464,499

                 Less current portion                23,206
                                                  ---------

                                                  $ 441,293
                                                  =========

NOTE F - LINE OF CREDIT

     The Company has a $250,000, due-on-demand line of credit with a financial institution, collateralized by the Company's inventory of $213,308 and accounts receivable assets of $153,717. The line of credit is renewable annually in April. The C.E.O. of the Company personally guaranteed the line of credit to the Company. At September 30, 2008, the Company owed $0 on the line of credit. The line of credit extends terms of cash advances at a variable rate set equal to the banks prime rate at the time of advance. The interest rate can fluctuate according to the banks changes in its published prime rate.

NOTE G - RELATED PARTY TRANSACTIONS

     Our Chief Executive Officer, Regina W. Anderson, guaranteed a loan for the Company in the amount of $508,000, issued in connection with our purchase of our office building in July 2006, as well as the $250,000 line of credit.

NOTE H - SEGMENT INFORMATION

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

Each separately managed segment offers different products requiring different marketing and distribution strategies. Segments information for the three months ended September 30, 2008 and 2007 is as follows:

                                  Wound Care  Diabetic
                        Sep. 30,   Products   Products     Other    Consolidated
                        --------   --------   --------     -----    ------------
Revenues                  2008     $596,237   $ 77,941   $     -     $  674,178
                          2007      525,060     70,180         -        595,240

Gross Profit              2008      481,671     31,494         -        513,165
                          2007      419,721     29,304         -        449,025

Identifiable Assets       2008      714,270    180,444    1,840,915   2,735,629
                          2007      571,458    163,597    1,206,755   1,941,810
Property and Equipment
Additions                 2008         -          -           8,025       8,025
                          2007         -          -            -           -

Depreciation              2008        2,362        121        6,484       8,967
                          2007        2,452        136        6,378       8,966


Geographical Information

The Company operates and sells its products to its customers primarily within the United States. All assets are located within the United States.

NOTE I - RECENTLY ISSUED ACCOUNTING STANDARDS

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

     In May 2008, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 162, "The Hierarchy of Generally Accepted Accounting Principles" ("SFAS 162"). SFAS 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with generally accepted accounting principles in the United States for non-governmental entities. SFAS 162 is effective 60 days following approval by the U.S. Securities and Exchange Commission ("SEC") of the Public Company Accounting Oversight Board's amendments to AU Section 411, "The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles." The Company does not expect SFAS 162 to have a material impact on the preparation of its financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

     The following discussion and analysis should be read in conjunction with the unaudited Condensed Financial Statements and Notes thereto appearing elsewhere in this report.

"Safe Harbor" Statement under the Private Securities Litigation Reform Act of
1995

     This Report on Form 10-Q, including Management's Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements. When used in this report, the words "may," "will," "expect," "anticipate," "continue," "estimate," "project," "intend," "hope," "believe" and similar expressions, variations of these words or the negative of those words, and, any statement regarding possible or assumed future results of operations of the Company's business, the markets for its products, anticipated expenditures, regulatory developments or competition, or other statements regarding matters that are not historical facts, are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934 regarding events, conditions and financial trends including, without limitation, business conditions in the skin and wound care market, diabetic market and the general economy, competitive factors, changes in product mix, production delays, manufacturing capabilities, and other risks or uncertainties detailed in other of the Company's Securities and Exchange Commission filings. Such statements are based on management's current expectations and are subject to risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, the Company's actual plan of operations, business strategy, operating results and financial position could differ materially from those expressed in, or implied by, such forward-looking statements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     The Company's condensed financial statements have been prepared in accordance with standards of the Public Company Accounting Oversight Board (United States), which require the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosures. A summary of those significant accounting policies can be found in the Notes to the Consolidated Financial Statements included in the Company's annual report on 10-K, for the year ended June 30, 2008, which was filed with the Securities and Exchange Commission on September 9, 2008. The estimates used by management are based upon the Company's historical experiences combined with management's understanding of current facts and circumstances. Certain of the Company's accounting policies are considered critical as they are both important to the portrayal of the Company's financial condition and the results of its operations and require significant or complex judgments on the part of management. We believe that the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our financial statements.

Accounts Receivable Allowance

     Accounts receivable allowance reflects a reserve that reduces our customer accounts receivable to the net amount estimated to be collectible. The valuation of accounts receivable is based upon the credit-worthiness of customers and third-party payers as well as historical collection experience. Allowances for doubtful accounts are recorded as a selling, general and administrative expense for estimated amounts expected to be uncollectible from third-party payers and customers. The Company bases its estimates on its historical collection experience, current trends, credit policy and on the analysis of accounts by aging category. At September 30, 2008, our allowance for doubtful accounts totaled $2,500.

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

Deferred Income Taxes

     Deferred income taxes are recognized for the expected tax consequences in future years for differences between the tax bases of assets and liabilities and their financial reporting amounts, based upon exacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. The Company accounts for income taxes under Statement of

Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). A valuation allowance is used to reduce deferred tax assets to the net amount expected to be recovered in future periods. The estimates for deferred tax assets and the corresponding valuation allowance require us to exercise complex judgments. We periodically review and adjust those estimates based upon the most current information available. We did not have a valuation allowance as of September 30, 2008. Because the recoverability of deferred tax assets is directly dependent upon future operating results, actual recoverability of deferred tax assets may differ materially from our estimates.

Revenue Recognition

     The Company recognizes revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104, "Revenue Recognition, corrected copy" which requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the seller's price to the buyer is fixed or determinable; and, (4) collectibility is reasonably assured.

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

FINANCIAL CONDITION

     As of September 30, 2008, the Company's principal sources of liquid assets included cash of $388,017, inventories of $213,308, and net accounts receivable of $153,717. The company also invested $191,005 in short term Certificates of Deposit, to take advantage of higher interest rates relative to money market rates. The Company had net working capital of $954,540, and long-term debt of $441,293 at September 30, 2008.

     During the three months ended September 30, 2008, cash increased from $278,878 as of June 30, 2008, to $388,017. Operating activities provided cash of $72,080 during the period, consisting primarily of an increase in accounts payable of $55,299. Cash used by financing activities was $5,333 as compared to cash used by financing activities of $4,952 for the corresponding period in 2007.

     The Company recorded a current deferred tax asset of $142,911, and non-current deferred tax asset of $929,709, at September 30, 2008. Because the recoverability of deferred tax assets is directly dependent upon future operating results, actual recoverability of deferred tax assets may differ materially from our estimates.

RESULTS OF OPERATIONS

     Comparison of the three months ended September 30, 2008 and 2007.

     Net sales during the quarter ended September 30, 2008, were $674,178, as compared to $595,240 in the quarter ended September 30, 2007, an increase of $78,938, or approximately 13%. Sales from our Sirius subsidiary increased slightly when compared to previous quarter, mainly due to a focus on customer retention.

     Gross profit during the quarter ended September 30, 2008 was $513,165, as compared to $449,025 during the quarter ended September 30, 2007, an increase of $64,140, or approximately 14%. As a percentage of net sales, gross profit was approximately 76% in the quarter ended September 30, 2008, and approximately 75% in the corresponding quarter in 2007.

     Operating expenses during the quarter ended September 30, 2008, were $491,580, consisting of $218,887 in salaries and benefits, and $272,693 in selling, general and administrative expenses. This compares to operating expenses during the quarter ended September 30, 2007, of $442,183, consisting of $236,190 in salaries and benefits, and $205,993 in selling, general and administrative expenses. Expenses for the quarter ended September 30, 2008, increased by $49,397, or approximately 11% compared to the corresponding quarter in 2007. Decreases in the salaries and benefits for the current three month period was due to a decrease in staffing. Selling, general and administrative cost increased for the three months ended September 30, 2008, compared to the three months ended September 30, 2007, increasing by $66,700. Approximately $50,000 of this increase came from the consulting fees associated with conducting our management's annual report on our internal controls over financial reporting.

     Operating profit increased by $14,743 (approximately 215%) to $21,585 for the quarter ended September 30, 2008, as compared to $6,842 in the comparable quarter of the prior year. Net income (before dividend requirements for Preferred Shares) was $14,029 during the quarter ended September 30, 2008, as compared to $35,063 during the quarter ended September 30, 2007, a decrease of 60%. The decrease in net income was primarily attributable to the income tax expense as compared to an income tax benefit of the previous period. Amerx continues efforts to increase market share for its products. Sirius continues efforts to penetrate the aging diabetic market. We also believe that sales will continue to increase as the Company finds new markets for both its products and services.

ITEM 3. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

     Management of the Company, with the participation of the Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based on that evaluation, management, including the Chief Executive and Chief Financial Officer, has concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures were effective in reaching a reasonable level of assurance that: (a) all material information relating to the Company required to be disclosed in this report has been made known to management in a timely manner and (b) information was recorded, processed, summarized and reported within the time periods specified in the SEC's rules and regulations.

(b) Changes in Internal Controls Over Financial Reporting

     As previously reported, our annual assessment of the internal controls over financial reporting revealed several areas that we consider to be material weaknesses: (1) inadequate segregation of duties consistent with control objectives; (2) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of GAAP and SEC disclosure requirements; (3) inadequate internal and external control over the calculation of deferred tax assets and liabilities and requisite knowledge to properly compute the deferred tax assets and liabilities; (4) ineffective controls over period end financial disclosure and reporting processes and (5) insufficient board and audit committee composition to provide oversight of the financial statement process.

     During the first fiscal quarter of 2009, the Company continues to address changes needed to improve board oversight of the financial statement process. We have instituted some changes in segregation of duties as current staffing allows for.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     We held our annual meeting for fiscal 2008 on Friday, October 24, 2008, at 5:00 p.m. EST. The following matters were considered and approved by the shareholders:

A. The following eight directors were elected to hold office for one-year terms or until their successors are elected and qualified:

                                                       Votes
                                       Votes          Against           Total
                                        For         or Withheld         Voted
                                        ---         -----------         -----

     Regina W. Anderson              4,993,698         86,012         5,079,710

     Alan B. Crane                   4,993,698         86,012         5,079,710

     Jeffrey S. Slowgrove            4,983,698         96,012         5,079,710

     Fred W. Suggs                   4,983,698         96,012         5,079,710

     Chester A. Wallack              4,983,698         96,012         5,079,710

     James B. Anderson               4,993,698         86,012         5,079,710

     Justice W. Anderson             4,993,698         86,012         5,079,710

     Michael T. Foley                4,993,698         86,012         5,079,710

B. To ratify appointment of Ferlita, Walsh & Gonzalez, P.A. as our independent certified public accountants for the 2008 fiscal year.


                         Votes For:          4,993,798

                         Votes Against:          1,000

                         Votes Abstaining:      84,912
                                             =========

                         Total Voted         5,079,710

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


November 14, 2008                           By: /s/ REGINA W. ANDERSON
-----------------                           --------------------------
Date                                        Regina W. Anderson, Chief Executive
                                            Officer