Form 10-Q
period 2008-12-31
PROCYON CORP
filed 2009-02-12
CIK 812306

SECURITIES & EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

               [x] Quarterly Report Under Section 13 or 15 (d) of
                       the Securities Exchange Act of 1934

                  For Quarterly Period Ended December 31, 2008

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

     Large accelerated filer [ ]                   Accelerated filer [ ]
     Non-accelerated filer [ ]                     Smaller reporting company [X]
     (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ X ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common stock, no par value; 8,055,388 shares outstanding as of February 9, 2009.

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


                          PART II. - OTHER INFORMATION

ITEM 6. EXHIBITS                                                            17

SIGNATURES                                                                  18


PROCYON CORPORATION & SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2008 and June 30, 2008

                                                             (unaudited)     (audited)
                                                             December 31,     June 30,
                                                                 2008           2008
                                                             -----------    -----------
ASSETS

CURRENT ASSETS
       Cash                                                  $   334,066    $   278,878
       Certificate of Deposits, and accrued interest             244,175        239,698
       Accounts receivable, net of $2,500
            allowance for doubtful accounts                      114,980        171,494
       Inventories                                               195,358        184,158
       Prepaid expenses                                          160,114        173,490
       Deferred tax asset                                         83,224        132,484
                                                             -----------    -----------
            TOTAL CURRENT ASSETS                               1,131,917      1,180,202

PROPERTY AND EQUIPMENT, NET                                      545,762        555,229

OTHER ASSETS
       Deposits                                                    2,575          1,513
       Deferred tax asset                                        979,836        942,738
                                                             -----------    -----------
                                                                 982,411        944,251

TOTAL ASSETS                                                 $ 2,660,090    $ 2,679,682
                                                             ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
       Accounts Payable                                      $   102,296    $   105,314
       Accrued Expenses                                           88,691        118,747
       Current Portion of Mortgage Payable                        23,629         22,790
                                                             -----------    -----------
            TOTAL CURRENT LIABILITIES                            214,616        246,851

LONG-TERM LIABILITIES
       Mortgage Payable                                          435,343        447,042
                                                             -----------    -----------
            TOTAL LONG TERM LIABILITIES                          435,343        447,042

STOCKHOLDERS' EQUITY
       Preferred stock, 496,000,000 shares authorized,
       none issued                                                  --             --
       Series A Cumulative Convertible Preferred stock,
       no par value; 4,000,000 shares authorized; 199,100
       shares issued and outstanding                             154,950        154,950
       Common stock, no par value, 80,000,000 shares
       authorized; 8,052,388 shares issued and outstanding     4,416,676      4,416,676
       Paid-in Capital                                             6,000          6,000
       Accumulated deficit                                    (2,567,495)    (2,591,837)
                                                             -----------    -----------
            TOTAL STOCKHOLDERS' EQUITY                         2,010,131      1,985,789
                                                             -----------    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $ 2,660,090    $ 2,679,682
                                                             ===========    ===========


The accompanying notes are an integral part of these financial statements.


PROCYON CORPORATION & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Three & Six Months Ended December 31, 2008 and 2007


                                                 (unaudited)        (unaudited)        (unaudited)        (unaudited)
                                                Three Months       Three Months        Six Months         Six Months
                                                    Ended              Ended              Ended              Ended
                                                Dec. 31,2008       Dec. 31, 2007      Dec. 31, 2008      Dec. 31, 2007
                                                ------------       -------------      -------------      -------------


NET SALES                                        $   606,480        $   742,454        $ 1,280,658        $ 1,337,694

COST OF SALES                                        136,493            177,958            297,506            324,173
                                                 -----------        -----------        -----------        -----------

GROSS PROFIT                                         469,987            564,496            983,152          1,013,521

OPERATING EXPENSES

       Salaries and Benefits                         230,145            241,658            449,032            477,848
       Selling, General and Administrative           215,372            194,032            488,066            400,025
                                                 -----------        -----------        -----------        -----------
                                                     445,517            435,690            937,098            877,873


INCOME FROM OPERATIONS                                24,470            128,806             46,054            135,648


OTHER INCOME (EXPENSE)
       Interest Income                                 4,088              2,860              7,797              6,555
       Interest Expense                               (8,683)            (8,970)           (17,346)           (17,340)
                                                 -----------        -----------        -----------        -----------
                                                      (4,595)            (6,110)            (9,549)           (10,785)

INCOME BEFORE INCOME TAXES                            19,875            122,696             36,505            124,863

INCOME TAX (EXPENSE) BENEFIT                          (9,560)            28,024            (12,163)            60,921
                                                 -----------        -----------        -----------        -----------

NET INCOME                                            10,315            150,720             24,342            185,784

Dividend requirements on preferred stock              (4,977)               (58)            (9,955)            (5,155)
                                                 -----------        -----------        -----------        -----------

Basic net income available to common shares      $     5,338        $   150,662        $    14,387        $   180,629
                                                 ===========        ===========        ===========        ===========

Basic net income per common share                $      --          $      0.02        $      --          $      0.02

Weighted average number of common
       shares outstanding                          8,055,388          8,053,549          8,055,388          8,052,068
                                                 ===========        ===========        ===========        ===========


Diluted net income per common share              $      --          $      0.02        $      --          $      0.02

Weighted average number of common shares
       outstanding, basic and diluted              8,417,446          8,403,742          8,417,446          8,403,742
                                                 ===========        ===========        ===========        ===========


The accompanying notes are an integral part of these financial statements.


PROCYON CORPORATION & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ending December 31, 2008 and 2007


                                                                               (unaudited)  (unaudited)
                                                                               December 31, December 31,
                                                                                  2008         2007
                                                                                ---------    ---------

CASH FLOWS FROM OPERATING ACTIVITIES

Net Income                                                                      $  24,342    $ 185,784
Adjustments to reconcile net income to net cash used in operating activities:
           Depreciation                                                            17,491       17,917
           Deferred Income Taxes                                                   12,162      (60,920)
           Accrued Interest on Certificates of Deposit                               (960)        --
           Decrease (increase) in:
                   Accounts Receivable                                             56,124       28,980
                   Inventory                                                      (11,201)     (48,096)
                   Prepaid Expenses                                                13,376       22,763
                   Other Assets                                                    (1,062)        --
           Increase (decrease) in:
                   Accounts Payable                                                (3,019)      23,887
                   Accrued Expenses                                               (30,056)     (32,884)
                                                                                ---------    ---------
                             NET CASH PROVIDED BY OPERATING ACTIVITIES             77,197      137,431

CASH FLOW FROM INVESTING ACTIVITIES

           Purchase of Certificates of Deposit                                    (51,000)    (185,000)
           Redemption of Certificate of Deposit                                    47,874         --
           Purchase of property & equipment                                        (8,024)        --
                                                                                ---------    ---------
                             NET CASH USED BY INVESTING ACTIVITIES                (11,150)    (185,000)

CASH FLOW FROM FINANCING ACTIVITIES

           Payments on Mortgage Payable                                           (10,859)     (10,091)
                                                                                ---------    ---------
                             NET CASH USED BY FINANCING ACTIVITIES                (10,859)     (10,091)

                             NET CHANGE IN CASH                                    55,188      (57,660)

CASH AT BEGINNING OF PERIOD                                                       278,878      422,876
                                                                                ---------    ---------

                             CASH AT END OF PERIOD                              $ 334,066    $ 365,216
                                                                                =========    =========

SUPPLEMENTAL DISCLOSURES

Interest Paid                                                                   $  17,150    $  17,340
Taxes Paid                                                                      $    --      $    --



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

          On December 31, 2008, there were outstanding options to purchase 300,000 shares of our common stock at exercise prices ranging from $0.16 to $0.21 per share and expiration dates between December 2009 and November 2010. These options were vested at the time of grant. During the quarter ended December 31, 2008, no options were granted. Therefore, the adoption of SFAS 123R does not have an impact on our statement of operations for period ending December 31, 2008.

          The fair value of a stock option is determined using the Black-Scholes option-pricing model, which values options based on the stock price at the grant date, the expected life of the option, the estimated volatility of the stock, the expected dividend payments, and the risk-free interest rate over the life of the option. There were no options granted during the quarters ended December 31, 2008 and 2007.

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

NOTE B - INVENTORIES

          Inventories consisted of the following:

                                             December 31,     June 30,
                                                2008            2008
                                              --------        --------
          Finished Goods                      $105,562        $109,561
          Raw Materials                       $ 89,796        $ 74,597
                                              --------        --------
                                              $195,358        $184,158
                                              ========        ========

NOTE C - STOCKHOLDERS' EQUITY

          During January 1995, the Company's Board of Directors authorized the issuance of up to 4,000,000 shares of Series A Cumulative Convertible Preferred Stock ("Series A Preferred Stock"). The preferred stockholders are entitled to receive, as and if declared by the board of directors, quarterly dividends at an annual rate of $.10 per share of Series A Preferred Stock per annum. Dividends will accrue without interest and will be cumulative from the date of issuance of the Series A Preferred Stock and will be payable quarterly in arrears in cash or publicly traded common stock when and if declared by the Board of Directors. As of December 31, 2008 no dividends have been declared. Dividends in arrears on the outstanding preferred shares total $231,416 as of December 31, 2008

          Holders of the Preferred Stock have the right to convert their shares of Preferred Stock into an equal number of shares of Common Stock of the Company. In addition, Preferred Stock holders have the right to vote the number of shares into which their shares are convertible into Common Stock. Such preferred shares will automatically convert into one share of Common Stock at the close of a public offering of Common Stock by the Company provided the Company receives gross proceeds of at least $1,000,000, and the initial offering price of the Common Stock sold in such offering is equal to or in excess of $1 per share. The Company is obligated to reserve an adequate number of shares of its common stock to satisfy the conversion of all the outstanding Series A Preferred Stock. There were no shares converted during the reporting period.

          The Board of Directors of the Company approved a plan on December 8, 2007 to repurchase shares of Procyon Corporation's outstanding common stock. The repurchase plan authorizes management to repurchase from time to time up to 10% of the total outstanding shares of common stock as of December 8, 2007, subject to applicable SEC regulations and compliance with the Company's trading window policies. The Board's authorization is based on its belief that Procyon's common stock is underpriced at times given the Company's working capital, liquidity, assets, book value and future prospects. The shares may be repurchased from time to time in the open market, through block purchases or in privately negotiated transactions depending upon market conditions and other factors, in accordance with SEC Rule 10b-18. Procyon has no commitment or obligation to purchase all or any portion of the authorized shares. All shares purchased are canceled and returned to the status of authorized but unissued common stock. The plan does not have an expiration date. As of December 31, 2008, no shares of common stock had been repurchased by the Company pursuant to its repurchase plan.

NOTE D - INCOME TAXES AND AVAILABLE CARRYFORWARD

          As of December 31, 2008, the Company had consolidated income tax net operating loss ("NOL") carryforward for federal income tax purposes of approximately $2,849,000. The federal NOL will expire in various years ending through the year 2023.

          The components of the provision for income taxes (benefits) are attributable to continuing operations as follows:

                                             Six Months     Six Months
                                              12/31/08       12/31/07
                                              --------       --------
          Current
                        Federal               $   --         $   --
                        State                     --             --
                                              --------       --------
                                              $   --         $   --
          Deferred
                        Federal               $ 11,717       $(52,017)
                        State                      445         (8,904)
                                              --------       --------
                                              $ 12,162       $(60,921)
                                              ========       ========


          Deferred income taxes reflect the net tax effects of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:


                                                                   Current   Non-Current
                                                                  ---------  -----------
          Deferred tax assets:
                Net operating loss & contribution carryforwards   $  82,283   $ 990,096
                Allowance for doubtful accounts                         941        --
                Less: Valuation allowance                              --          --
                                                                  ---------   ---------
                                                                     83,224     990,096
          Deferred tax liability
                Excess of tax over book depreciation                   --       (10,260)
                                                                  ---------   ---------
                                                                     83,224     979,836

          Net deferred tax asset                                  $  83,224   $ 979,836
                                                                  =========   =========

          The change in the valuation allowance is as follows:

                June 30, 2008                                     $    --
                December 31, 2008                                      --
                                                                  ---------
                Change in valuation allowance                     $    --
                                                                  =========

          Management believes it is more likely than not it will realize the benefit of the NOL carryforward, because of its continuing trend of earnings. Therefore, a valuation allowance is not considered necessary.

          Income taxes for the six month periods ended December 31, 2008, and December 31, 2007, differ from the amounts computed by applying the effective income tax rates of 37.63% and 37.63%, respectively, to income before income taxes as a result of the following:

                                                       Six Months   Six Months
                                                        12/31/08     12/31/07
                                                       ---------    ---------

          Expected provision (benefit)                 $  12,481    $  43,190

          State income taxes net of federal benefits       1,333        4,612

          Nondeductible (income) expense                   2,140        2,946

          Change in estimates                             (3,792)       9,812

          Change in valuation allowance                     --       (121,481)
                                                       ---------    ---------

                                                       $  12,162    $ (60,921)
                                                       =========    =========

NOTE E - MORTGAGE PAYABLE

          On July 21, 2006, we entered into a mortgage loan, guaranteed by our C.E.O. Regina W Anderson, for $508,000 with the Bank of America for the purchase of our corporate office building. The mortgage loan is due in 15 years and interest is fixed at 7.25%. Interest expense was $17,150 for the six months ended December 31, 2008.


     Maturities of long-term debt associated with the mortgage payable are as follows:

          Year Ending June 30,
          -------------------------------------------------

                 6 months 2009                              $    11,601

                 2010                                            24,498

                 2011                                            26,335

                 2012                                            28,309

                 2013                                            30,431

                 2014 and thereafter                            337,798
                                                            ------------

                                                                458,972

                 Less current portion                            23,629
                                                            ------------

                                                            $   435,343
                                                            ============

NOTE F - LINE OF CREDIT

          The Company has a $250,000, due-on-demand line of credit with a financial institution, collateralized by the Company's inventory of $195,358 and accounts receivable assets of $114,980. The line of credit is renewable annually in April. The C.E.O. of the Company personally guaranteed the line of credit to the Company. At December 31, 2008, the Company owed $0 on the line of credit. The line of credit extends terms of cash advances at a variable rate set equal to the banks prime rate at the time of advance. The interest rate can fluctuate according to the banks changes in its published prime rate.

NOTE G - RELATED PARTY TRANSACTIONS

          Our Chief Executive Officer, Regina W. Anderson, guaranteed a loan for the Company in the amount of $508,000, issued in connection with our purchase of our office building in July 2006, as well as the $250,000 line of credit.

NOTE H - SEGMENT INFORMATION

The Company operates in the following two business segments:


1. Sale of skin and wound care products through Amerx. The marketing of these products is targeted primarily to diabetic patients who have difficulties providing proper care and treatment of wounds due to their diabetic condition and physicians who recommend the products to their patients.

2. Sale of diabetic supplies - Sirius provides meters, test strips, monitors, syringes, etc. primarily to diabetic patients. The Company is then reimbursed by Medicare and/or patients' secondary insurance.

Each separately managed segment offers different products requiring different marketing and distribution strategies. Segments information for the six months ended December 31, 2008 and 2007 is as follows:

                                     Wound Care    Diabetic
                          Dec. 30,    Products     Products     Other     Consolidated
                          --------    --------     --------     -----     ------------
Revenues                    2008     $1,139,151    $141,507   $     -      $1,280,658
                            2007      1,186,133     151,561         -       1,337,694

Gross Profit                2008        924,726      58,426         -         983,152
                            2007        950,159      63,362         -       1,013,521

Identifiable Assets         2008        606,639     183,405    1,870,046    2,660,090
                            2007        653,033     174,085    1,241,964    2,069,082
Property and Equipment
Additions                   2008           -           -           8,024        8,024
                            2007           -           -            -            -

Depreciation                2008          4,320         241       12,930       17,491
                            2007          4,889         272       12,756       17,917

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

                                       11

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

     "Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995

          This Report on Form 10-Q, including Management's Discussion and Analysis of Financial Condition and Results of Operation, contains forward-looking statements. When used in this report, the words "may," "will," "expect," "anticipate," "continue," "estimate," "project," "intend," "hope," "believe" and similar expressions, variations of these words or the negative of those words, and, any statement regarding possible or assumed future results of operations of the Company's business, the markets for its products, anticipated expenditures, regulatory developments or competition, or other statements regarding matters that are not historical facts, are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 regarding events, conditions and financial trends including, without limitation, business conditions in the skin and wound care market, diabetic market and the general economy, competitive factors, changes in product mix, production delays, manufacturing capabilities, and other risks or uncertainties detailed in other of the Company's Securities and Exchange Commission filings. Such statements are based on management's current expectations and are subject to risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, the Company's actual plan of operations, business strategy, operating results and financial position could differ materially from those expressed in, or implied by, such forward-looking statements.

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

Accounts Receivable Allowance

          Accounts receivable allowance reflects a reserve that reduces our customer accounts and receivable to the net amount estimated to be collectible. The valuation of accounts receivable is based upon the credit-worthiness of customers and third-party payers as well as historical collection experience. Allowances for doubtful accounts are recorded as a selling, general and administrative expense for estimated amounts expected to be uncollectible from third-party payers and customers. The Company bases its estimates on its historical collection experience, current trends, credit policy and on the analysis of accounts by aging category. At December 31, 2008, our allowance for doubtful accounts totaled $2,500.

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

Deferred Income Taxes

          Deferred income taxes are recognized for the expected tax consequences in future years for differences between the tax bases of assets and liabilities and their financial reporting amounts, based upon exacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). A valuation allowance is used to reduce deferred tax assets to the net amount expected to be recovered in future periods. The estimates for deferred tax assets and the corresponding valuation allowance require us to exercise complex judgments. We periodically review and adjust those estimates based upon the most current information available. We did not have a valuation allowance as of December 31, 2008. Because the recoverability of deferred tax assets is directly dependent upon future operating results, actual recoverability of deferred tax assets may differ materially from our estimates.

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

FINANCIAL CONDITION

          As of December 31, 2008, the Company's principal sources of liquid assets included cash of $334,066, inventories of $195,358, and net accounts receivable of $114,980. The company also has $244,175 in short term Certificate of Deposits, to take advantage of higher interest rates relative to money market rates. The Company had net working capital of $917,301, and long-term debt of $435,343 at December 31, 2008.

          During the six months ended December 31, 2008, cash increased from $278,878 as of June 30, 2008, to $334,066. Operating activities provided cash of $77,197 during the period, consisting primarily of collection of accounts receivable of $56,124. Cash used by financing activities was $10,859 as compared to cash used by financing activities of $10,091 for the corresponding period in 2007.

          The Company recorded a current deferred tax asset of $83,224, and non-current deferred tax asset of $979,836, at December 31, 2008. Because the recoverability of deferred tax assets is directly dependent upon future operating results, actual recoverability of deferred tax assets may differ materially from our estimates.

RESULTS OF OPERATIONS

     Comparison of the three and six months ended December 31, 2008 and 2007.

          Net sales during the quarter ended December 31, 2008, were $606,480, as compared to $742,454 in the quarter ended December 31, 2007, a decrease of $135,974, or approximately 18%. Net sales during the six months ended December 31, 2008, were $1,280,658, as compared to $1,337,694 in the six months ended December 31, 2007, a decrease of $57,036, or approximately 4%. Our net sales for the three and six months ended December 31, 2008 decreased from corresponding prior periods primarily because of the general adverse economic conditions in the United States. Sales also decreased in the second quarter because we notified our customers in the previous corresponding period of a coming price increase that took effect January 1, 2008. Sales from our Sirius subsidiary have leveled off, as we continue to find ways to reach Sirius' intended market. We believe there is great potential for Sirius as the number of diagnosed diabetics continues to increase.

          Gross profit during the quarter ended December 31, 2008, was $469,987, as compared to $564,496 during the quarter ended December 31, 2007, a decrease of $94,509, or approximately 17%. As a percentage of net sales, gross profit was approximately 77% in the quarter ended December 31, 2008, and approximately 76% in the corresponding quarter in 2007. Gross profit during the six months ended December 31, 2008, was $983,152, as compared to $1,013,521 during the six months ended December 31, 2007, a decrease of $30,369, or approximately 3%. As a percentage of net sales, gross profit was approximately 77% in the six months ended December 31, 2008, and approximately 76% in the corresponding six months in 2007.

          Operating expenses during the quarter ended December 31, 2008, were $445,517, consisting of $230,145 in salaries and benefits, and $215,372 in selling, general and administrative expenses. This compares to operating expenses during the quarter ended December 31, 2007 of $435,690, consisting of $241,658 in salaries and benefits, and $194,032 in selling, general and administrative expenses. Expenses for the quarter ended December 31, 2008, increased by approximately $9,827, or approximately 2% compared to the corresponding quarter in 2007. Decreases in the salaries and benefits for the current period was due to a decrease in staffing and decreased commissions from decreased sales in fiscal 2009. Selling, general and administrative cost increased for the six months ended December 31, 2008, compared to the six months ended December 31, 2007 by $88,041. Operating expenses during the six months ended December 31, 2008, were $937,098, consisting of $449,032 in salaries and benefits, and $488,066 in selling, general and administrative expenses. This compares to operating expenses during the six months ended December 31, 2007 of $877,873, consisting of $477,848 in salaries and benefits, and $400,025 in selling, general and administrative expenses. Expenses for the six months ended December 31, 2008, increased by approximately $59,225, or approximately 7% compared to the corresponding period in 2007.

          Operating profit decreased by $104,336 (approximately 81%) to $24,470 for the quarter ended December 31, 2008, as compared to $128,806 in the comparable quarter of the prior year. Net income (before dividend requirements for Preferred Shares) was $10,315 during the quarter ended December 31, 2008, as compared to $150,720 during the quarter ended December 31, 2007, a decrease of 93%. The decrease in net income was primarily attributable to a decrease in sales, an increase in expenses, and loss of the benefit of a large income tax benefit as compared to the previous period. Amerx continues efforts to increase market share for its products. Sirius continues efforts to penetrate the aging diabetic market. We also believe that sales will continue to increase if the Company finds new markets for both its products and services.

ITEM 4. CONTROLS AND PROCEDURES

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

          During the second fiscal quarter of 2009, the Company continues to address changes needed to improve board oversight of the financial statement process. We have instituted some changes in segregation of duties as current staffing allows for.

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

                                          PROCYON CORPORATION


February 12, 2009                         By: /s/ REGINA W. ANDERSON
-----------------                         ---------------------------------
Date                                      Regina W. Anderson, Chief Executive
                                          Officer