Form 10-Q
period 2009-03-31
PROCYON CORP
filed 2009-05-15
CIK 812306

SECURITIES & EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

               [x] Quarterly Report Under Section 13 or 15 (d) of
                       the Securities Exchange Act of 1934

                    For Quarterly Period Ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [ X ] NO [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorterperiod that the registrant was required to submit and post such files). Yes ____ No ____

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

         Large accelerated filer _____        Accelerated filer _____
         Non-accelerated filer   _____        Smaller reporting company    X
         (Do not check if a smaller reporting company)__

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ X ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common stock, no par value; 8,055,388 shares outstanding as of May 14, 2009.

                         PART I. - FINANCIAL INFORMATION


Item                                                                   Page
----                                                                   ----


ITEM 1. FINANCIAL STATEMENTS                                            3

Index to Financial Statements

Financial Statements:

Consolidated Balance Sheets                                             3
Consolidated Statements of Operations                                   4
Consolidated Statements of Cash Flows                                   5
Notes to Financial Statements                                           6


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS                        12


ITEM 4. CONTROLS AND PROCEDURES                                        15


                          PART II. - OTHER INFORMATION

ITEM 6. EXHIBITS                                                       16

SIGNATURES                                                             16

PROCYON CORPORATION & SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
March 31, 2009 and June 30, 2008

                                                                           (unaudited)              (audited)
                                                                            March 31,                June 30,
                                                                              2009                     2008
                                                                           -----------              ----------
ASSETS

CURRENT ASSETS
       Cash                                                                $   314,563             $   278,878
       Certificate of Deposits, and accrued interest                           246,473                 239,698
       Accounts receivable, net of $3,500 and $2,500
            allowance for doubtful accounts, respectively                      193,505                 171,494
       Inventories                                                             145,453                 184,158
       Prepaid expenses                                                        181,512                 173,490
       Deferred tax asset                                                       79,069                 132,484
                                                                           -----------             -----------
            TOTAL CURRENT ASSETS                                             1,160,575               1,180,202

PROPERTY AND EQUIPMENT, NET                                                    541,455                 555,229

OTHER ASSETS
       Deposits                                                                  2,575                   1,513
       Deferred tax asset                                                      963,213                 942,738
                                                                           -----------             -----------
                                                                               965,788                 944,251

TOTAL ASSETS                                                               $ 2,667,818             $ 2,679,682
                                                                           ===========             ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
       Accounts Payable                                                    $    61,565             $   105,314
       Accrued Expenses                                                        114,012                 118,747
       Current Portion of Mortgage Payable                                      24,060                  22,790
                                                                           -----------             -----------
            TOTAL CURRENT LIABILITIES                                          199,637                 246,851

LONG-TERM LIABILITIES
       Mortgage Payable                                                        429,194                 447,042
                                                                           -----------             -----------
            TOTAL LONG TERM LIABILITIES                                        429,194                 447,042

STOCKHOLDERS' EQUITY
       Preferred stock, 496,000,000 shares authorized,
       none issued                                                                --                      --
       Series A Cumulative Convertible Preferred stock,
       no par value; 4,000,000 shares authorized; 199,100
       shares issued and outstanding                                           154,950                 154,950
       Common stock, no par value, 80,000,000 shares
       authorized; 8,052,388 shares issued and outstanding                   4,416,676               4,416,676
       Paid-in Capital                                                           6,000                   6,000
       Accumulated deficit                                                  (2,538,639)             (2,591,837)
                                                                           -----------             -----------
            TOTAL STOCKHOLDERS' EQUITY                                       2,038,987               1,985,789
                                                                           -----------             -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 $ 2,667,818             $ 2,679,682
                                                                           ===========             ===========


The accompanying notes are an integral part of these financial statements.



PROCYON CORPORATION & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Three & Nine Months Ended March 31, 2009 and 2008


                                                                (unaudited)       (unaudited)        (unaudited         (unaudited)
                                                               Three Months      Three Months       Nine Months         Nine Months
                                                                   Ended             Ended              Ended              Ended
                                                               Mar. 31, 2009     Mar. 31, 2008      Mar. 31, 2009      Mar. 31, 2008
                                                               -------------     -------------      -------------      -------------

NET SALES                                                      $   698,639        $   625,514        $ 1,979,297        $ 1,963,208

COST OF SALES                                                      150,553            147,466            448,058            471,639
                                                               -----------        -----------        -----------        -----------

GROSS PROFIT                                                       548,086            478,048          1,531,239          1,491,569

OPERATING EXPENSES

       Salaries and Benefits                                       253,125            230,563            702,157            708,412
       Selling, General and Administrative                         240,812            232,922            728,878            632,950
                                                               -----------        -----------        -----------        -----------
                                                                   493,937            463,485          1,431,035          1,341,362

INCOME FROM OPERATIONS                                              54,149             14,563            100,204            150,207


OTHER INCOME (EXPENSE)
       Interest Income                                               3,677              4,166             11,474             10,721
       Interest Expense                                             (8,192)            (8,772)           (25,536)           (26,112)
                                                               -----------        -----------        -----------        -----------
                                                                    (4,515)            (4,606)           (14,062)           (15,391)

INCOME BEFORE INCOME TAXES                                          49,634              9,957             86,142            134,816

INCOME TAX (EXPENSE) BENEFIT                                       (20,778)             2,169            (32,941)            63,089
                                                               -----------        -----------        -----------        -----------

NET INCOME                                                          28,856             12,126             53,201            197,905

Dividend requirements on preferred stock                            (4,978)            (4,978)           (14,933)           (10,133)
                                                               -----------        -----------        -----------        -----------

Basic net income available to common shares                    $    23,878        $     7,148        $    38,268        $   187,772
                                                               ===========        ===========        ===========        ===========

Basic net income per common share                              $      --          $      --          $      --          $      0.02

Weighted average number of common                                8,055,388          8,055,388          8,055,388          8,053,167
                                                               ===========        ===========        ===========        ===========
       shares outstanding

Diluted net income per common share                            $      --          $      --          $      --          $      0.02

Weighted average number of common shares
       outstanding, basic and diluted                            8,414,259          8,428,866          8,414,259          8,428,866
                                                               ===========        ===========        ===========        ===========


The accompanying notes are an integral part of these financial statements.





PROCYON CORPORATION & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ending March 31, 2009 and 2008

                                                                                               (unaudited)       (unaudited)
                                                                                                March 31,        March 31,
                                                                                                  2009              2008
                                                                                               ----------        ----------

CASH FLOWS FROM OPERATING ACTIVITIES

Net Income                                                                                     $  53,201         $ 197,905
Adjustments to reconcile net income to net cash provided by operating activities:
           Depreciation                                                                           25,105            26,883
           Deferred Income Taxes                                                                  32,940           (63,089)
           Accrued Interest on Certificates of Deposit                                            (3,258)             --
           Allowance for doubtful accounts                                                         1,000              --
           Decrease (increase) in:
                   Accounts Receivable                                                           (23,401)           57,168
                   Inventory                                                                      38,705           (45,183)
                   Prepaid Expenses                                                               (8,023)          (10,040)
                   Other Assets                                                                   (1,062)             --
           Increase (decrease) in:
                   Accounts Payable                                                              (43,749)           21,707
                   Accrued Expenses                                                               (4,739)          (23,665)
                                                                                               ---------         ---------
                             NET CASH PROVIDED BY OPERATING ACTIVITIES                            66,719           161,686

CASH FLOW FROM INVESTING ACTIVITIES

           Purchase of Certificates of Deposit                                                   (51,000)         (235,000)
           Redemption of Certificate of Deposit                                                   47,874              --
           Purchase of property & equipment                                                      (11,331)           (1,911)
                                                                                               ---------         ---------
                             NET CASH USED BY INVESTING ACTIVITIES                               (14,457)         (236,911)

CASH FLOW FROM FINANCING ACTIVITIES

           Payments on Mortgage Payable                                                          (16,577)          (15,324)
                                                                                               ---------         ---------
                             NET CASH USED BY FINANCING ACTIVITIES                               (16,577)          (15,324)

                             NET CHANGE IN CASH                                                   35,685           (90,549)

CASH AT BEGINNING OF PERIOD                                                                      278,878           422,876
                                                                                               ---------         ---------

                             CASH AT END OF PERIOD                                             $ 314,563         $ 332,327
                                                                                               =========         =========

SUPPLEMENTAL DISCLOSURES

Interest Paid                                                                                  $  25,437         $  26,112
Taxes Paid                                                                                     $    --           $    --


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

     On March 31, 2009, there were outstanding options to purchase 300,000 shares of our common stock at exercise prices ranging from $0.16 to $0.21 per share and expiration dates between December 2009 and November 2010. These options were vested at the time of grant. During the quarter ended March 31, 2009, no options were granted. Therefore, the adoption of SFAS 123R does not have an impact on our statement of operations for period ending March 31, 2009.

     The fair value of a stock option is determined using the Black-Scholes option-pricing model, which values options based on the stock price at the grant date, the expected life of the option, the estimated volatility of the stock, the expected dividend payments, and the risk-free interest rate over the life of the option. There were no options granted during the quarters ended March 31, 2009 and 2008.

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

NOTE B - INVENTORIES

     Inventories consisted of the following:

                                                    March 31,           June 30,
                                                      2009                2008
                                                   ---------            --------

Finished Goods                                      $ 68,138            $109,561
Raw Materials                                       $ 77,315            $ 74,597
                                                    --------            --------
                                                    $145,453            $184,158
                                                    ========            ========

NOTE C - STOCKHOLDERS' EQUITY

     During January 1995, the Company's Board of Directors authorized the issuance of up to 4,000,000 shares of Series A Cumulative Convertible Preferred Stock ("Series A Preferred Stock"). The preferred stockholders are entitled to receive, as and if declared by the board of directors, quarterly dividends at an annual rate of $.10 per share of Series A Preferred Stock per annum. Dividends will accrue without interest and will be cumulative from the date of issuance of the Series A Preferred Stock and will be payable quarterly in arrears in cash or publicly traded common stock when and if declared by the Board of Directors. As of March 31, 2009 no dividends have been declared. Dividends in arrears on the outstanding preferred shares total $236,394 as of March 31, 2009

     Holders of the Preferred Stock have the right to convert their shares of Preferred Stock into an equal number of shares of Common Stock of the Company. In addition, Preferred Stock holders have the right to vote the number of shares into which their shares are convertible into Common Stock. Such preferred shares will automatically convert into one share of Common Stock at the close of a public offering of Common Stock by the Company provided the Company receives gross proceeds of at least $1,000,000, and the initial offering price of the Common Stock sold in such offering is equal to or in excess of $1 per share. The Company is obligated to reserve an adequate number of shares of its common stock to satisfy the conversion of all the outstanding Series A Preferred Stock. There were no shares converted during the reporting period.

     The Board of Directors of the Company approved a plan on December 8, 2007 to repurchase shares of Procyon Corporation's outstanding common stock. The repurchase plan authorizes management to repurchase from time to time up to 10% of the total outstanding shares of common stock as of December 8, 2007, subject to applicable SEC regulations and compliance with the Company's trading window policies. The Board's authorization is based on its belief that Procyon's common stock is underpriced at times given the Company's working capital, liquidity, assets, book value and future prospects. The shares may be repurchased from time to time in the open market, through block purchases or in privately negotiated transactions depending upon market conditions and other factors, in accordance with SEC Rule 10b-18. Procyon has no commitment or obligation to purchase all or any portion of the authorized shares. All shares purchased are canceled and returned to the status of authorized but unissued common stock. The plan does not have an expiration date. As of March 31, 2009, no shares of common stock had been repurchased by the Company pursuant to its repurchase plan.

NOTE D - INCOME TAXES AND AVAILABLE CARRYFORWARD

     As of March 31, 2009, the Company had consolidated income tax net operating loss ("NOL") carryforward for federal income tax purposes of approximately $2,790,000. The federal NOL will expire in various years ending through the year 2023.

     The components of the provision for income taxes (benefits) are attributable to continuing operations as follows:

                                                  Nine Months       Nine Months
                                                    3/31/09           3/31/08
                                                  -----------       -----------
Current
                    Federal                        $   --            $   --
                    State                              --                --
                                                   --------          --------
                                                   $   --            $   --
Deferred
                    Federal                        $ 28,126          $(53,869)
                    State                             4,815            (9,220)
                                                   --------          --------
                                                   $ 32,941          $(63,089)
                                                   ========          ========


     Deferred income taxes reflect the net tax effects of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:


                                                                Current               Non-Current
                                                               ---------              -----------
Deferred tax assets:
      Net operating loss & contribution carryforwards          $  77,751               $ 973,801
      Allowance for doubtful accounts                              1,318                    --
      Less: Valuation allowance                                     --                      --
                                                               ---------               ---------
                                                                  79,069                 973,801
Deferred tax liability
      Excess of tax over book depreciation                          --                   (10,588)
                                                               ---------               ---------
                                                                  79,069                 963,213

Net deferred tax asset                                         $  79,069               $ 963,213
                                                               =========               =========




The change in the valuation allowance is as follows:

June 30, 2008                                                             $ --
                                                                          ------
March 31, 2009                                                              --
                                                                          ------
Change in valuation allowance                                             $ --
                                                                          ======

     Management believes it is more likely than not it will realize the benefit of the NOL carryforward, because of its continuing trend of earnings. Therefore, a valuation allowance is not considered necessary.

     Income taxes for the nine month periods ended March 31, 2009, and March 31, 2008, differ from the amounts computed by applying the effective income tax rates of 37.63% and 37.63%, respectively, to income before income taxes as a result of the following:

                                                   Nine Months     Nine Months
                                                     03/31/09       03/31/08
                                                   -----------     -----------

Expected provision (benefit)                        $  29,288      $  45,839

State income taxes net of federal benefits              3,127          4,894

Nondeductible (income) expense                          3,662          3,525

Change in estimates                                    (3,136)        12,680

Change in valuation allowance                            --         (130,027)
                                                    ---------      ---------

                                                    $  32,941      $ (63,089)
                                                    =========      =========


NOTE E - MORTGAGE PAYABLE

     On July 21, 2006, we entered into a mortgage loan, guaranteed by our C.E.O.
Regina W. Anderson, for $508,000 with the Bank of America for the purchase of our corporate office building which has a net book value of approximately
$512,000. The mortgage loan is due in 15 years and interest is fixed at 7.25%.
Interest expense was $25,536 for the nine months ended March 31, 2009.




     Maturities of long-term debt associated with the mortgage payable are as follows:


Year Ending June 30,
--------------------------------------

3 months 2009                                       $  5,853

2010                                                  24,498

2011                                                  26,335

2012                                                  28,309

2013                                                  30,431

2014 and thereafter                                  337,828
                                                    --------

                                                     453,254

Less current portion                                  24,060
                                                    --------

                                                    $429,194
                                                    ========

NOTE F - LINE OF CREDIT

     The Company has a $250,000, due-on-demand line of credit with a financial institution, collateralized by the Company's inventory of $145,453 and accounts receivable assets of $193,505. The line of credit is renewable annually in April. The C.E.O. of the Company personally guaranteed the line of credit to the Company. At March 31, 2009, the Company owed $0 on the line of credit. The line of credit extends terms of cash advances at a variable rate set equal to the banks prime rate at the time of advance. The interest rate can fluctuate according to the banks changes in its published prime rate.

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




     Each separately managed segment offers different products requiring different marketing and distribution strategies. Segments information for the nine months ended March 31, 2009 and 2008 is as follows:

                                             Wound Care       Diabetic
                                  Mar. 31,    Products        Products            Other             Consolidated
                                  --------    --------        --------            -----             ------------

Revenues                            2009     $1,772,676      $ 206,621       $        -            $1,979,297
                                    2008      1,728,661        234,547                -             1,963,208

Gross Profit                        2009      1,444,328         86,911                -             1,531,239
                                    2008      1,392,443         99,126                -             1,491,569

Identifiable Assets                 2009        616,663        199,295        1,851,860             2,667,818
                                    2008        624,535        209,706        1,248,772             2,083,013
Property and Equipment
Additions                           2009          1,654              -            9,677                11,331
                                    2008          1,261              -              650                 1,911

Depreciation                        2009          6,193             273          18,639                25,105
                                    2008          7,329             407          19,147                26,883
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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     The Company's condensed financial statements have been prepared in accordance with standards of the Public Company Accounting Oversight Board (United States), which require the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosures. A summary of those significant accounting policies can be found in the Notes to the Consolidated Financial Statements included in the Company's annual report or 10-K, for the year ended June 30, 2008, which was filed with the Securities and Exchange Commission on September 9, 2008. The estimates used by management are based upon the Company's historical experiences combined with management's understanding of current facts and circumstances. Certain of the Company's accounting policies are considered critical as they are both important to the portrayal of the Company's financial condition and the results of its operations and require significant or complex judgments on the part of management. We believe that the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our financial statements.

Accounts Receivable Allowance

     Accounts receivable allowance reflects a reserve that reduces our customer accounts and receivable to the net amount estimated to be collectible. The valuation of accounts receivable is based upon the credit-worthiness of customers and third-party payers as well as historical collection experience. Allowances for doubtful accounts are recorded as a selling, general and administrative expense for estimated amounts expected to be uncollectible from third-party payers and customers. The Company bases its estimates on its historical collection experience, current trends, credit policy and on the analysis of accounts by aging category. At March 31, 2009, our allowance for doubtful accounts totaled $3,500.

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

Deferred Income Taxes

     Deferred income taxes are recognized for the expected tax consequences in future years for differences between the tax bases of assets and liabilities and their financial reporting amounts, based upon exacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). A valuation allowance is used to reduce deferred tax assets to the net amount expected to be recovered in future periods. The estimates for deferred tax assets and the corresponding valuation allowance require us to exercise complex judgments. We periodically review and adjust those estimates based upon the most current information available. We did not have a valuation allowance as of March 31, 2009. Because the recoverability of deferred tax assets is directly dependent upon future operating results, actual recoverability of deferred tax assets may differ materially from our estimates.

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

FINANCIAL CONDITION

     As of March 31, 2009 the Company's principal sources of liquid assets included cash of $314,563, inventories of $145,453, and net accounts receivable of $193,505. The company also has $246,473 in short term Certificate of Deposits, to take advantage of higher interest rates relative to money market rates. The Company had net working capital of $960,938, and long-term debt of $429,194 at March 31, 2009.

     During the nine months ended March 31, 2009, cash increased from $278,878 as of June 30, 2008, to $314,563. Operating activities provided cash of $66,719 during the period, consisting primarily of a reduction of accounts payable of $43,749, but also due to a decrease in inventory and decrease in deferred income tax. Cash used by financing activities was $16,577 as compared to cash used by financing activities of $15,324 for the corresponding period in 2008.

     The Company recorded a current deferred tax asset of $79,069, and non-current deferred tax asset of $963,213, at March 31, 2009. Because the recoverability of deferred tax assets is directly dependent upon future operating results, actual recoverability of deferred tax assets may differ materially from our estimates.

RESULTS OF OPERATIONS

     Comparison of the three and nine months ended March 31, 2009 and 2008.

     Net sales during the quarter ended March 31, 2009, were $698,639, as compared to $625,514 in the quarter ended March 31, 2008, an increase of $73,125, or approximately 12%. Net sales during the nine months ended March 31, 2009, were $1,979,297, as compared to $1,963,208 in the nine months ended March 31, 2008, an increase of $16,089, or approximately 1%. Our net sales for the three and nine months ended March 31, 2009 increased from corresponding prior periods primarily because of an increase in skin and wound care product sales.

     Gross profit during the quarter ended March 31, 2009, was $548,086, as compared to $478,048 during the quarter ended March 31, 2008, an increase of $70,038, or approximately 15%. As a percentage of net sales, gross profit was approximately 78% in the quarter ended March 31, 2009, and approximately 76% in the corresponding quarter in 2008. Gross profit during the nine months ended March 31, 2009, was $1,531,239, as compared to $1,491,569 during the nine months ended March 31, 2008, an increase of $39,670, or approximately 3%. As a percentage of net sales, gross profit was approximately 77% in the nine months ended March 31, 2009, and approximately 76% in the corresponding nine months in 2008.

     Operating expenses during the quarter ended March 31, 2009, were $493,937, consisting of $253,125 in salaries and benefits, and $240,812 in selling, general and administrative expenses. This compares to operating expenses during the quarter ended March 31, 2008, of $463,485, consisting of $230,563 in salaries and benefits, and $232,922 in selling, general and administrative expenses. Expenses for the quarter ended March 31, 2009, increased by approximately $30,452, or approximately 7% compared to the corresponding quarter in 2008. Increases in the salaries and benefits for the current period was due to a increase in staffing and increased commissions from increased sales in fiscal 2009. Selling, general and administrative cost increased for the nine months ended March 31, 2009, compared to the nine months ended March 31, 2008 by $95,928. Operating expenses during the nine months ended March 31, 2009, were $1,431,035, consisting of $702,157 in salaries and benefits, and $728,878 in selling, general and administrative expenses. This compares to operating expenses during the nine months ended March 31, 2008 of $1,341,362, consisting of $708,412 in salaries and benefits, and $632,950 in selling, general and administrative expenses. Expenses for the nine months ended March 31, 2009, increased by approximately $89,673, or approximately 7% compared to the corresponding period in 2008.

     Operating profit increased by $39,586 (approximately 271%) to $54,149 for the quarter ended March 31, 2009, as compared to $14,563 in the comparable quarter of the prior year. Net income (before dividend requirements for Preferred Shares) was $28,856 during the quarter ended March 31, 2009, as compared to $12,126 during the quarter ended March 31, 2008, an increase of 138%. Operating profit decreased by $50,003 (approximately 33%) to $100,204 for the nine months ended March 31, 2009, as compared to $150,207 in the comparable period of the prior year. Net income (before dividend requirements for Preferred Shares) was $53,201 during the nine months ended March 31, 2009, as compared to $197,905 during the nine months ended March 31, 2008, a decrease of $144,704 or 73%. The decrease in net income was primarily attributable to a decrease of the income tax benefit. Amerx continues efforts to increase market share for its products. Sirius continues efforts to penetrate the aging diabetic market. We also believe that sales will continue to increase if the Company finds new markets for both its products and services.

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

     During the third fiscal quarter of 2009, the Company continues to address changes needed to improve board oversight of the financial statement process. We have instituted some changes in segregation of duties as current staffing permits and improved our process of communication with our Board of Directors.


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

                                   PROCYON CORPORATION
May 14, 2009                       By:/s/ REGINA W. ANDERSON
------------                       -------------------------
Date                               Regina W. Anderson, Chief Executive Officer