Form 10-K
period 2009-06-30
PROCYON CORP
filed 2009-09-28
CIK 812306

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

     [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the fiscal year ended June 30, 2009

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. [ ] Yes [ x ] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. [ ] Yes [ x ] No

Indicate by checkmark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss. 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [ ]

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer,""accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

    [ ] Large accelerated filer                [ ] Accelerated filer
    [ ] Non-accelerated filer (Do not check    [X] Smaller reporting company
        if a smaller reporting company)

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

     The aggregate market value of the 3,726,188 shares of Common Stock held by non-affiliates was $465,774 on September 16, 2009 based on the average bid and asked price of $.125 on such date.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

     As of September 15, 2009, there were 8,055,388 shares of the issuers Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:
None.

                                      INDEX


         Title                                                              Page

ITEM 1.  BUSINESS                                                              3

ITEM 2.  PROPERTIES                                                            7

ITEM 3.  LEGAL PROCEEDINGS                                                     7

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER  MATTERS             7

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS                                             9

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                          14

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
         AND FINANCIAL DISCLOSURE                                             15

ITEM 9A. CONTROLS AND PROCEDURES                                              15

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE               17

ITEM 11. EXECUTIVE COMPENSATION                                               20

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS, MANAGEMENT
         AND RELATED STOCKHOLDER MATTERS                                      22

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR
         INDEPENDENCE                                                         24

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES                               25

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES                              25

                                     PART I

ITEM 1. BUSINESS

History and Organization

     Procyon Corporation (the "Company" or "Procyon"), a Colorado corporation, was incorporated on March 19, 1987, and was deemed a development stage company until May 1996, when we acquired Amerx Health Care Corp. ("Amerx"), a corporation based in Clearwater, Florida, which was wholly owned by John C. Anderson, our deceased Chief Executive Officer. Amerx develops and markets proprietary medical products used in the treatment of pressure ulcers, dermatitis, inflammation and other skin problems. We formed Sirius Medical Supply, Inc. ("Sirius"), a Florida corporation, in 2000, to operate as a full service mail order medical supply company selling primarily to Medicare customers. Amerx and Sirius are wholly owned subsidiaries of Procyon. Historically, Amerx's products are sold through distributors to healthcare institutions, such as physicians, nursing homes and home health care agencies and to retailers, including national and regional chain stores and pharmacies; while Sirius' products were sold directly to Medicare and Medicaid patients. As previously reported in our current report on Form 8-K, filed on August 3, 2009, we entered into an Asset Purchase Agreement, effective July 31, 2009 with Priority Diabetes Supply, Inc., a Florida corporation, doing business as Diabetes Wellness Supply ("Priority Diabetes"). Pursuant to the Agreement, we sold certain "Purchased Assets," as defined in the Agreement, including Sirius' customer list, to Priority Diabetes. Thus, as of July 31, 2009, Sirius no longer offers testing products to diabetic customers. Management is considering various options for the future direction of Sirius.

Products

     Amerx Health Care Corp.

     Amerx sells a proprietary line of advanced skin and wound care products made with Oakin(R), proven to promote healing in wound and problematic skin conditions, including the AmeriGel(R) Hydrogel Wound Dressing, Amerigel(R) Hydrogel Saturated Gauze Dressing, AmeriGel(R) Premium Care Lotion, AmeriGel(R) Preventive Barrier Lotion, AmeriGel(R) Saline Wound Wash, and the Amerigel(R) Post Op Surgical Kit. The AmeriGel(R) Hydrogel Wound Dressing and Amerigel(R) Hydrogel Saturated Gauze Dressing are formulated to be used as a wound dressing to manage stages I-IV pressure ulcers, stasis ulcers, diabetic skin ulcers, post surgical incisions, cuts, abrasions, first and second degree burns, and skin irritations. The AmeriGel(R) Premium Care Lotion is a therapeutic skin conditioner containing emollients which restore moisture to fragile skin and alleviate problematic skin conditions. The AmeriGel(R) Barrier Lotion provides barrier protection to shield the skin from excess moisture and reduce harmful effects to the skin from friction and chafing. The AmeriGel(R) Saline Wound Wash is a non-sterile saline solution containing Oakin(R) and is used for wound cleansing.

     Amerx holds a Medicare reimbursement code for the sterile Amerigel(R) Hydrogel Saturated Gauze Dressing. This reimbursement code, assigned by the Pricing, Data Analysis and Coding contractor for Medicare and Medicaid ("PDAC"), is on a per pad or per use basis. We believe that this reimbursement code is beneficial to Amerx's business, allowing customers on Medicare to seek coverage for use of the product.

     Amerx spent approximately $12,700 towards research and development efforts over the past fiscal year. These efforts were directed towards additional studies aimed at expanding existing markets.

     Each Amerx product is based on proprietary formulations, which we protect as trade secret information. Each product is also registered with the Food and Drug Administration and receives a National Drug Code.

     Amerx's sales increased by 5% during the year ended June 30, 2009 ("fiscal 2009"). Amerx's growth was impacted by economic factors as well as by PDAC's decision to change requirements for reimbursement. This year, Amerx made continued progress in sales distributed across its entire product line through its continued marketing focus on the benefits of Oakin(R) contained in each of its products. The Amerigel(R) product line continues to gain acceptance within the health care community. Amerx's website, which can be viewed at www.amerigel.com, provides general information about Amerx's products to consumers and health care professionals and is equipped to handle direct sales to the public.

Sirius Medical Supply

     In fiscal 2009, Sirius' product offering was directed to the diabetic community and consisted primarily of diabetic supplies, glucose monitors, heating pads, lancets, test strips, syringes and wound care products. After the sale to Priority Diabetes of certain "Purchased Assets," as defined in the Asset Purchase agreement effective July 31, 2009, Sirius will no longer sell diabetic-related products in the Medicare arena. Management determined that due to reduced reimbursement from Medicare and the reinstatement of the CMS Competitive Bidding process with its potential negative impact on Sirius's ability to sustain its customers, we would make a controlled exit from the diabetic supply market. Sirius has a website (www.siriusmedical.com) which previously served new and existing customers. Sirius has not spent any funds on research and development over the past three fiscal years.

Market for Products

     The institutional market for Amerx's skin and wound care treatment products is primarily comprised of hospitals, nursing homes, home health care agencies and health care practioners. We believe that AmeriGel(R)products represent a cost effective, efficacious treatment and prevention program for chronic pressure ulcers and other skin problems which are treated in health care institutions. We are continuing to penetrate the health care market including sales to government agencies.

     The retail market for Amerx's skin care and wound care products is comprised mainly of national and regional chain stores as well as independent retail pharmacies that sell wound and skin care products to individuals. Amerx saw a 12% increase in the retail market in fiscal 2009, due to national distributors increasing sales of multiple products in our Amerx line.

     The market for Sirius's products was primarily comprised of diabetic patients who receive benefits from Medicare or Medicaid, or from their insurance companies. Sirius attracted these customers through advertising, direct marketing and referrals.

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

     We periodically receive inquiries about international market distribution for the AmeriGel(R) product line . These inquiries have been generated by our advertising, market presence and web sites (www.amerxhc.com and www.amerigel.com). We respond to and pursue all such inquiries, while complying with applicable international regulatory guidelines.

     Sirius distributed its products directly to consumers by mail order. We had attracted and retained customers through our marketing efforts, which included participating in trade shows, physician education, and customer referral. While the diabetic market contains over 23 million diabetics in the U.S., changes in reimbursement and the re-emergence of competitive bidding influenced management's decision to focus on the Amerx subsidiary.

     In fiscal 2009, Amerx generated gross revenues of approximately $2,366,000 and Sirius, $262,000, which constituted 90% and 10%, respectively, of our total gross revenues.

Significant Customers

     During fiscal 2009, sales from one customer accounted for approximately 18% of Amerx's sales. The Company has been able to maintain relationships with its distributors and has been able to establish relationships with new distributors each year. Sirius had no significant single customers as it sold only to end users.

Manufacturing

     During fiscal 2009, the majority of manufacturing of Amerx's products was completed by a non-affiliated manufacturing facility. This company also performed research and development for Amerx in the past, and we expect that it will perform research and development activities for Amerx in the future on an as needed basis. Amerx does not have a written contract with this manufacturer and there are no minimum purchase requirements. In fiscal 2009, Amerx used a second facility based in Dallas, TX, to manufacture the AmeriGel(R) Saline Wound Wash. If necessary, this manufacturer could aid in manufacturing other AmeriGel(R) products. Amerx believes there are additional companies that could manufacture Amerx's products according to its specifications, if necessary. The Company's manufacturing and packaging activities are performed at a production facility owned and operated by a non-affiliated pharmaceutical manufacturer. The sudden loss or failure of our primary manufacturer could significantly impair Amerx's ability to fulfill customer orders on a short-term basis and therefore, could materially and adversely affect the Company's operations. However, we have maintained a long-term relationship with this manufacturer and do not expect any interruption in its production of Amerigel(R) products in the near term. In addition, the current and projected use of the second manufacturer would help alleviate most short term delays.

     Amerx's manufacturing and packaging activities are performed pursuant to current good manufacturing practices ("CGMP") as defined under the United States Federal Food, Drug and Cosmetic Act, as amended (the "FFDC Act"); and the regulations promulgated under the FFDC Act. All manufacturing activities are required to comply with the product specifications, supplies and test methods developed by Amerx specifically for its products, as well as the CGMP.

     A single manufacturer furnishes one proprietary ingredient contained in all Amerigel(R) products. Amerx does not have a written contract with this supplier and management believes that, if necessary, an alternative supplier could be secured within a reasonable period of time. The manufacturer generally provides other raw materials and ingredients and we believe there are numerous other sources for these materials and ingredients. However, there can be no assurance that Amerx would be able to timely secure an alternative supplier and the failure to replace this supplier in a timely manner could materially harm Amerx's operations. We believe that we have a good working relationship with this supplier and do not anticipate any disruption of supplies.

     During fiscal 2009, Sirius purchased approximately 83% of its diabetic supplies from a non-affiliated supplier. Effective July 31, 2009 this segment has been discontinued.

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

Competition

     The market for skin and wound care treatment products in which Amerx operates is highly competitive. Competition is based on product efficacy, brand recognition, loyalty, quality, price and availability of shelf space in the retail market. Amerx competes against several well-capitalized companies offering a range of skin treatment products as well as small competitors having a limited number of products. Amerx has successfully established its products efficacy and value within specialized health care markets and will continue to expand this marketplace.

     The market for diabetic supplies is also highly competitive. During fiscal 2009, Sirius competed with many large and small companies for market share. We believed that Sirius could compete on the same level with these larger companies as to product offerings. We believed Sirius' success would hinge on customer service rather than product margin.

Order Placement and Backlog

     During fiscal 2009, the Company experienced backlogs in the second half of the fiscal year after the Pricing, Data Analysis and Coding contractor for Medicare and Medicaid ("PDAC"), formerly the Statistical Analysis DME Regional Carrier ("SADMERC"), changed its requirements for Medicare and Medicaid reimbursement on short notice. This caused Amerx to rework the production and packaging of the AmeriGel(R) Saturated Gauze Dressing. The work was accomplished by fiscal year end, and the sterile Saturated Gauze Dressing was given a reimbursement code by PDAC in July of 2009. There was no material backlog in orders placed in the previous fiscal year.

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

     Sirius' advertising and sales practices were subject to regulation by the FTC, Medicare, and state Medicaid agencies. FDA approvals for its products were obtained by the respective manufacturer. Medicare and Medicaid regulate advertising, sales pricing, and the guidelines under which Sirius operated.

     We believe that we and our subsidiaries are in compliance with all applicable laws and regulations relating to our and their operations in all material respects. Compliance with the various provisions of national, state and local laws and regulations has had a material adverse effect upon the capital expenditures, earnings, financial position, liquidity and competitive position of the Company. We have incurred and will continue to incur extra cost in order to remain compliant with the latest regulations promulgated by the SEC, including those regulations promulgated pursuant to the Sarbanes Oxley Act of 2002.

Employees

     As of September 1, 2009, the Company and its subsidiaries employ a total of 11 full time employees and 4 part time employees, consisting of 5 management employees, 4 sales-related employees and 6 administrative employees. One employee works under Procyon, thirteen employees work under the Amerx subsidiary, and one employee under Sirius.

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

Fiscal 2009                                     HIGH          LOW
-----------                                     ----          ---
First Quarter                                  $   .50      $   .25
Second Quarter                                 $   .40      $   .11
Third Quarter                                  $   .15      $   .09
Fourth Quarter                                 $   .17      $   .06

Fiscal 2008
-----------
First Quarter                                  $   .70      $   .34
Second Quarter                                 $   .50      $   .35
Third Quarter                                  $   .51      $   .40
Fourth Quarter                                 $   .55      $   .36

     As of September 15, 2009, there were approximately 131 record holders of the Company's Common Stock. On September 16, 2009, the closing bid price of the Company's common stock was $.10 and the closing ask price was $.15. On September 15, 2009, the last date on which a sale occurred, the last reported sale price was $.10.

     Holders of Common Stock are entitled to receive such dividends if declared by the Company's Board of Directors. We have not declared any dividends on our Common Stock and have no current plans to declare a dividend in the immediate future.

     Holders of the Series A Cumulative Convertible Preferred Stock (the "Preferred Stock") are entitled to receive, if declared by the Board of Directors, quarterly dividends at an annual rate of $.10 per share. Dividends accrue without interest, from the date of issuance, and are payable in arrears in cash or common stock, when and if declared by the Board of Directors. No dividends had been declared or paid at June 30, 2009, and dividends, if ever declared, in arrears at such date total $241,371.

     Holders of the Preferred Stock have the right to convert their shares of Preferred Stock into an equal number of shares of Common Stock of the Company. In addition, every holder of preferred stock is entitled to that number of votes equal to the number of shares of common stock into which the preferred stock is convertible. Such preferred shares will automatically convert into one share of Common Stock at the close of a public offering of Common Stock by the Company provided the Company receives gross proceeds of at least $1,000,000, and the initial offering price of the Common Stock sold in such offering is equal to or in excess of $1 per share. During fiscal 2009, no holders of Preferred Stock voluntarily converted their Preferred shares into shares of Common Stock.

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

     At June 30, 2009, our allowance for doubtful accounts totaled $4,200.

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

Recent Accounting Pronouncements

     In May 2009, the FASB issued Statement of Financial Accounting Standards No. 165, "Subsequent Events" (SFAS 165). Under SFAS 165, requires companies to evaluate events and transactions that occur after the balance sheet date but before the date the financial statements are issued, or available to be issued in the case of non-public entities. SFAS 165 requires entities to recognize in the financial statements the effect of all events or transactions that provide additional evidence of conditions that existed at the balance sheet date, including the estimates inherent in the financial preparation process. Entities shall not recognize the impact of events or transactions that provide evidence about conditions that did not exist at the balance sheet date but arose after that date. SFAS 165, also requires entities to disclose the date through which subsequent events have been evaluated. SFAS 165 is effective for interim and annual reporting periods ending after June 15, 2009. We adopted the provisions of SFAS 165 for the year ended June 30, 2009, as required, the adoption did not have a material impact on our financial statements. We have evaluated subsequent events from the balance sheet date through August 28, 2009, and determined there are no material transactions to disclose, other then those reported in Note O - Subsequent Events.

     In June, 2009, the FASB issued Statement of Financial Accounting Standards No. 168 (SFAS 168) "Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles" - a replacement of FASB Statement No.
162. SFAS 168 establishes the FASB Accounting Standards CodificationTM as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with US GAAP. FAS 168 will be effective for financial statements issued for interim and annual periods ending after September 15, 2009, for most entities. On the effective date, all non-SEC accounting and reporting standards will be superseded. We will adopt SFAS 168 for the quarterly period ended September 30, 2009, as required, and adoption is not expected to have a material impact on our consolidated financial statements.

General

     Our continuing operations and revenues consist of the operations of and revenues generated by Amerx, our wholly-owned subsidiary. Amerx's wound care and skin care products, marketed under the trademark AmeriGel(R), are formulated to enhance the quality of skin and wound care and to lower the treatment cost for those who suffer from various skin conditions and wounds. During fiscal 2009 and up through July 31, 2009, Sirius marketed and distributed diabetic supplies via mail order primarily to Medicare patients.

     Amerx markets Amerigel(R) wound care products to institutional customers such as hospitals, wound care clinics, skilled nursing facilities and home health agencies; to retail customers through direct sales, internet sales and through independent and retail chain drug stores; and to physicians and other health care practitioners.

     Amerx's skin care products are distributed to institutions and to retail stores through national, regional and local distributors as well as through direct sales and internet sales. As Amerx grows, more focus is being placed on distributor sales over direct sales.

Recent Developments

     Effective July 31, 2009, Sirius entered into an Asset Purchase Agreement with Priority Diabetes Supply, Inc. Under the terms of the Agreement Sirius sold certain "Purchased Assets," as defined in the Asset Purchase agreement, to Priority Diabetes, consisting primarily of Sirius' list of diabetic customers. As of August 1, 2009, Sirius no longer markets diabetic testing products. Management is considering various alternatives for Sirius' future business operations.

     In December 2008, PDAC (formerly SADMERC), issued change requirements for products to be eligible for Medicare and Medicaid reimbursement. All amorphous hydrogels and all hydrogel gauze dressings require sterility for reimbursement as of January 1, 2009. Amerx re-evaluated the process for manufacturing, the cost of changing manufacturing methods, new packaging and testing cost. Amerx moved forward and was able to provide its customers with a new "sterile" form of the Saturated Gauze Dressing. This new "sterile" form of Saturated Gauze Dressing was approved for reimbursement by PDAC in July of 2009.

Future Expectations

     Amerx expects to further penetrate the health care market through its participation in industry trade shows, advertisements in trade journals, development of additional distributor relationships and by opening new geographical territories (including international markets). Amerx management seeks to develop additional markets as the Amerigel product line gains broader acceptance in markets involved in advanced wound and skin care.

     Sirius, after selling its "Purchased Assets," as defined in the Asset Purchase agreement, effective July 31, 2009, is in the process of considering various alternatives for the continuation of its business. Pursuant to the terms of the Asset Purchase Agreement, Sirius will not be involved in the diabetic testing supply business for at least the next two years.

Results of Operations

Comparison of Fiscal 2009 and 2008.

     As previously reported in our current report on Form 8-K, filed on August 3, 2009, we entered into an Asset Purchase Agreement, effective July 31, 2009 with Priority Diabetes Supply, Inc., a Florida corporation, doing business as Diabetes Wellness Supply ("Priority Diabetes"). Pursuant to the Agreement, we sold certain "Purchased Assets," as defined in the Agreement, including Sirius' customer list, to Priority Diabetes. Terms of the sale stipulate that, Sirius no longer offers testing products to diabetic customers. Management is considering other options for Sirius to conduct business in the future. The results of operations for fiscal 2009 and 2008 are being reported to reflect continuing operations for Procyon and Amerx, with discontinued operation of Sirius.

     Net sales during fiscal 2009 were approximately $2,366,000 as compared to approximately $2,254,000 in fiscal 2008, an increase of approximately $112,000, or 5%. Amerx sales were impacted by the general economic conditions effect on the health care market. Increases were seen in quarterly sales for three of the four quarters when compared to the same quarters of the previous year resulting in an overall sales increase of 5%. Increased marketing and regulatory costs have negatively impacted net income from continuing operations. Amerx hopes to capture more of the health care market in fiscal 2010, as well as increase the penetration of new markets including government contracts and international markets.

     Cost of sales increased to approximately $452,000 in fiscal 2009, as compared to approximately $451,000 in fiscal 2008, or approximately less then 1%. Cost of sales in fiscal 2009, as a percentage of net sales, decreased by approximately 1% over the previous year. Amerx's costs have remained relatively consistent over the past year with only a slight increase in some of its ingredient and packaging costs.

     Gross profit increased to approximately $1,914,000 during fiscal 2009, as compared to approximately $1,804,000 during fiscal 2008; an increase of about $110,000, or 6%. As a percentage of net sales, gross profit was 81% in fiscal 2009, as compared to 80% in fiscal 2008.

     Operating expenses during fiscal 2009 were approximately $1,753,000, consisting of approximately $813,000 in salaries and benefits and $940,000 in selling, general and administrative expenses. This represents an increase in expenses of approximately $191,000 in fiscal 2009, as compared to expenses in fiscal 2008. Operating expenses in fiscal 2008 consisted of $788,000 in salaries and benefits and $774,000 in selling, general and administrative expenses. Selling, general and administrative expenses increased, including increases in marketing, legal, consulting fees and accounting fees. As a percentage of net sales, operating expenses during fiscal 2009 increased to 74% as compared to 69% during fiscal 2008; as net sales increased $112,000 for the year on a $191,000 increase in expenses.

     Income from operations decreased to approximately $161,000 in 2009, as compared to approximately $242,000 in fiscal 2008. Net income (after dividend requirements for Preferred Shares) was approximately $5,000 during fiscal 2009, compared to a net income of approximately $778,000 during fiscal 2008. The Company also recorded approximately $674,000 of income tax benefit in arriving at net income available to common shares in fiscal 2008.

     As of June 30, 2009, the Company had deferred tax asset of $1,057,167, consisting primarily of the tax benefit of net operating loss carryforward. The decrease in the valuation allowance is due to an increase in expected utilization of net operating loss carryforwards. Management believes it is more likely than not that it will realize the benefit of the NOL carryforward, because of its continuing trend of earnings. Therefore, a valuation allowance is not considered necessary.

Liquidity and Capital Resources

     Historically, we have financed our operations through a combination of revenues from operations, shareholder loans, and the public sales of equity. As of June 30, 2009, our principal sources of liquidity included inventories of approximately $109,000, net accounts receivable of approximately $219,000, cash of approximately $403,000, and certificates of deposit of approximately $243,000. We had working capital of approximately $888,000 at June 30, 2009.

     Operating activities provided cash of approximately $161,000 during fiscal 2009, and approximately $118,000 during fiscal 2008, consisting primarily usage of prepaid expenses of approximately $75,000 in fiscal 2009 and a net profit of approximately $793,000 in fiscal 2008. Cash used in investing activities during fiscal 2009 and 2008 was approximately $14,000 and $242,000, respectively. This was primarily due to investing in Certificates of Deposit in the amount of $239,698. Cash used by financing activities during fiscal 2009 was approximately $22,000, and $21,000 during fiscal 2008.

     During fiscal 2009, no holders of Preferred Stock converted their shares to Common Stock.

Commitments of Capital Expenditures

     At June 30, 2009, the Company had no commitments for capital expenditures.

Off-Balance Sheet Arrangements

     During fiscal years 2009 and 2008, we did not have any relationships or arrangements with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Consolidated financial statements as of June 30, 2009, and 2008 were audited by Ferlita, Walsh & Gonzalez, P.A., the Company's independent auditors, as indicated in their report included appearing at page F-1.

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

     The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of June 30, 2009. In making this assessment, it used the criteria set forth by the Committee of Sponsoring

Organizations of the Treadway Commission ("COSO") in Internal Control--Integrated Framework, Guidance for Smaller Public Companies. Based on our assessment based on those criteria we believe that, as of June 30, 2009, the Company's internal control over financial reporting is not effective to detect the inappropriate application of Generally Accepted Accounting Principles "(GAAP") rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

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

     (c) Changes in internal control. The Company has retained consultants to assist the company in developing and documenting its internal controls over financial reporting. As part of that process, we have documented and instituted a number of controls to benefit our financial reporting. However, that process is not complete and has resulted in the above identified material weaknesses. The Company is continuing to work on remediating those control weaknesses as previously described and will continue to do that during the subsequent fiscal year.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

                                  Capacities in                         Director
NAME                      Age     Which Served                            Since
----                      ---     ------------                            -----

Regina W. Anderson        62      Chief Executive Officer, and             2005
                                  Chairman of the Board
Chester L. Wallack        68      Director                                 1995
Fred W. Suggs, Jr.        62      Director                                 1995
Alan B. Crane*            59      Director                                 1995
Jeffery S. Slowgrove      52      Director                                 1999
James B. Anderson         39      Chief Financial Officer; President,
                                  Sirius Medical Supply, Inc.              2006
Justice W. Anderson       32      Vice President - Sales and Marketing;
                                  President, Amerx Health Care Corp.       2006
Michael T. Foley          71      Director                                 2006

* Mr. Crane resigned as Director and member of the Ethics Committee on July 14, 2009.

     Regina Anderson. Ms. Anderson has served as Chairman of the Board of Directors since September 2005, and as our Chief Executive Officer since November 2005. Ms. Anderson has 28 years experience in the medical field and 22 years of management experience. Ms. Anderson worked at Health South Rehabilitation Hospital for ten years as Outpatient Director, in charge of the main outpatient center plus four satellite offices. As Outpatient Director, she was responsible for budgets involving over thirty thousand outpatient visits per year; marketing of multiple outpatient specialty programs; and staffing with thirty employees reporting directly to her. Prior to her work at HealthSouth, she worked as the lead clinician at Clearwater Rehabilitation Center. Regina was Vice-President of Operations at Stuffit Direct Marketing Company from 1980 through 1989. She was in charge of franchise sales and training; coupon processing/production as well as coordination among thirteen franchise offices. Regina was co-owner and President of Foxy's T-Shirt Shops and Le Shirt Company from 1978-1980. Foxy's had five locations. She worked as a Speech Language Pathologist with Morton Plant Hospital from 1970 through 1976. Regina received her Masters Degree from Kansas State University in 1970.

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

     Alan B. Crane. Mr. Crane has served on our board since 1995 and is a partner in Crane Farms, a farming partnership in Larned, Kansas. In 1994, Mr. Crane was appointed by the governor of Kansas to the Kansas Water Authority to oversee project expenditures. He received a B.S. degree from Kansas State University.Mr. Crane resigned as Director and member of the Ethics Committee on July 14, 2009.

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

     James B. Anderson. Mr. Anderson has served as our Chief Financial Officer since June 2005. In addition, from September 22, 2005, until that position was filled by Regina Anderson on November 1,2005, Mr. Anderson served as Interim Chief Executive Officer. On June 28, 2005, Mr. Anderson was appointed to serve as the President of Sirius Medical Supply, Inc. Since 1993, Mr. Anderson has been involved with Amerx Health Care Corporation as its Chief Information Officer until 2005, when he was appoint VP of Operations. In 1996, Mr. Anderson became involved with Procyon Corporation after its merger and has since performed the duties of Vice President of Operations. Prior to Mr. Anderson's work with the Company, he was involved with importing and exporting to Russia and Direct Mail Marketing. He received a B.S. from the University of South Florida. Mr. Anderson is the son of John C. Anderson, our late President, Chief Executive Officer and Chairman of the Board, the son of Regina Anderson, the Company's Chairman of the Board and Chief Executive Officer, and the brother of Justice W. Anderson, our Vice President of Sales & Marketing and the President of Amerx Health Care Corporation. Mr. Anderson is the son-in-law of our deceased former director, Richard T. Thompson.

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


Compliance with Section 16(a) of the Exchange Act

     Under the securities laws of the United States, our directors, executive officers, and any persons holding more than ten percent of our Common Stock are required to report their initial ownership of the Company's Common Stock and any subsequent changes in that ownership to the Securities and Exchange Commission and the Company. Specific due dates for these reports have been established and we are required to disclose any failure to file, or late filing, of such reports. Based solely on our review of the reports and amendments thereto furnished to the Company and written representations that no other reports were required to be filed in fiscal 2009, our officers, directors and beneficial owners of more than ten percent of its Common Stock complied with all Section 16(a) filing requirements.

Committees of the Board

     The Board of Directors has delegated certain of its authority to a Compensation Committee. The Compensation Committee is composed of Messrs. Wallack, Slowgrove and Suggs. No member of the Compensation Committee is a former or current officer or employee of the Company.

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

     The Company also formed an Ethics Committee from the board members. The members include Suggs and Crane. Mr. Crane resigned from the committee on July 14, 2009.


     The Company does not have a Nominating Committee. However, the entire board of directors, which is comprised of a majority of independent directors, performs the function of a nominating committee. There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors.

     In fiscal 2009, the Board of Directors held eight formal meetings. A majority of directors attended each meeting in person or by telephone. The
Compensation Committee held one meeting during fiscal 2009. The Audit Committee held two meetings during fiscal 2009.

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

ITEM 11. EXECUTIVE COMPENSATION.

     Summary Compensation Table. The following table sets forth compensation information for the two fiscal years ended June 30, 2009 and 2008 of the Company's Chief Executive Officer and the President of our subsidiary, Amerx
Health Care Corp. (the "Named Executive Officers"). Elements of compensation for our Named Executive Officers include salary, discretionary cash bonuses and other prerequisites and benefits. We do not have a pension plan, do not pay non-equity incentive plan based compensation and do not offer non-qualified deferred compensation arrangements. We also did not grant stock awards in fiscal year 2009 As a result, columns related to these items have been omitted from the table below.

                                                                   All Other
Name and Principal Position      Year    Salary($)   Bonus($)   Compensation($)    Total($)
---------------------------      ----    ---------   --------   ---------------    --------

Regina W. Anderson,              2009    $152,165    $2,000        $    -0-       $ 154,165
    President, Chief Executive   2008    $152,165    $2,000             -0-       $ 154,165
Justice W. Anderson,             2009    $ 40,399    $2,250        $116,868(1)    $ 159,517
    President (Amerx Health      2008    $ 38,717    $2,000        $105,072(1)    $ 145,789
    Care Corp.)
James B. Anderson,               2009    $ 98,998    $2,250        $    -0-       $ 101,248
    Chief Financial, Vice Pres.  2008    $ 98,708    $2,000        $    -0-       $ 100,708
    of Operations (Amerx
    Health Care Corp.)

     (1)  Consists solely of commission on sales from Amerx Health Care Corp.

Outstanding Equity Awards at 2009 Fiscal Year End

     The following table sets forth information regarding the outstanding equity awards to our Named Executive Officers at June 30, 2009. We have not granted any stock awards to our Named Executive Officers and, accordingly, we had no outstanding stock awards during 2009. Thus, the columns related to stock awards have been omitted from the following table.

                                       20

                                  Option Awards

                          Number of      Number of
                          Securities     Securities
                          Underlying     Underlying
                          Unexercised    Unexercised     Option
                          Options        Options         Exercise     Option
                          (#)            (#)             Price        Expiration
Name                      Exercisable    Unexercisable   ($)          Date
----                      -----------    -------------   ---          ----

Regina W. Anderson,           -               -             -            -
    Chief Executive
    Officer and
    Chairman of the
    Board of Directors

Justice W. Anderson,       50,000 (1)         -          $ .2125       12/2009
    President, Amerx       10,000 (1)         -          $ .1594       11/2010
    Health Care Corp.

James B Anderson,          25,000             -          $ .2125       12/2009
    Chief Financial         5,000             -          $ .1594       11/2010
    Officer and VP
    Operations (Amerx)

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS, MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

     The following table sets forth certain information regarding beneficial ownership of our Common Stock as of September 2, 2009 by (i) each person known by the Company to own beneficially more than 5% of the outstanding Common Stock,
(ii) each director or director nominee, and (iii) all executive officers and directors as a group. Each person has sole voting and sole investment or dispositive power with respect to the shares shown except as noted. As to the Company's preferred stock, as of September 2, 2009, no officer or director of the company owned any preferred shares. In addition, no individual shareholder beneficially owned more than 5% of the Company's preferred shares.

                                                      Common Shareholdings on
                                                      September 2, 2009

                                                      Number of       Percent of
Name and Address(5)                                   Shares          Class

Regina W. Anderson                                        72,500            *
Chester L. Wallack (l)                                   120,000(3)        1.5
Fred W. Suggs (l)                                        160,000(3)        2.0
Alan B. Crane                                             80,000(3)        1.0
Jeffery S. Slowgrove                                     536,200(4)        6.7
James B. Anderson                                        111,000(7)        1.4
Justice W. Anderson(6)                                 3,483,500(3)       43.3
Michael T. Foley(1)(2)                                   210,000(8)        2.6
All directors and officers
as a group (eight persons)                             4,838,200          59.0%
RMS Limited Partnership, 50 W. Liberty St,             1,600,000          19.9%
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


Equity Compensation Plan Information

     The following table contains information regarding Procyon's equity compensation plan as of June 30, 2009. The only equity compensation plan maintained by Procyon is the company's Omnibus Stock Option plan (the "Option
Plan"). The Option Plan was approved by the shareholders of Procyon in 1998.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
         INDEPENDENCE.

     Other than transactions described below, since July 1, 2008, there has not been, nor is there currently proposed, any transaction or series of similar transactions to which we were or will be a party:

     o    in which the amount involved exceeds $120,000; and,
     o in which any director, nominee for director, executive officer, shareholder which beneficially owns five percent or more of our common stock or any member of their immediate family members, had or will have a direct or indirect material interest.

                                       24

     Regina W. Anderson, our Chairman and Chief Executive Officer, personally guaranteed the loan we secured from Bank of America, N.A., in the amount of $508,000, to purchase our office building in July 2006 as well as the $250,000 line of credit. Mr. Slowgrove, a director, acted as a consultant to the Company for portions of fiscal 2008, but not fiscal 2009, at a total compensation to him of approximately $6,250.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

     Audit Fees. In fiscal 2009, the Company paid to its independent accountants $49,756 in fees related directly to the audit and review of the Company's financial statements. In fiscal 2008, the Company paid to its independent accountants $32,629 in fees related directly to the audit and review of the Company's financial statements.

     Audit-Related Fees. The Company's independent accountants performed no other audit-related services for the Company during fiscal 2008 and 2009, other than the audit services described above.

     Tax Fees: In fiscal 2009, the Company paid to its independent accountants $2,868 in fees related directly to tax preparations. In fiscal 2008, the Company paid to its independent accountants $2,490 in fees related directly to tax preparations.

     All Other Fees: The Company's independent accountants performed no other services for the Company during fiscal 2008 and 2009, other than the audit and tax services described above.

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

     + 10.4         Loan and Security Agreement, dated as of January 1, 1995, by and between the Company and Amerx Health Care Corp.,
                    including Promissory Notes issued there under.
     o 10.5         Agreement and Plan of Exchange, dated January 31, 1996, by and between the Company and Amerx.
     **10.6         Asset Purchase Agreement between Sirius Medical Supply, Inc.
                    and Priority Diabetes Supply, Inc., effective July 31, 2009.
     ++14.1         Code of Ethics for Senior Financial Officers.
     x 31.1         Certification of Regina W. Anderson pursuant to Exchange Act
                    Rule 13a-14(a)/15d-14(a)
     x 31.2         Certification of James B. Anderson pursuant to Exchange Act
                    Rule 13a-14(a)/15d-14(a)
     x 32.1         Certification Pursuant to 18 U.S.C. ss. 1350, as Adopted
                    Pursuant to Section906 of the Sarbanes-Oxley Act Of 2002
----------
     *              Incorporated by reference to the Company's Registration
                    Statement on Form S-1, S.E.C. File No.33-13273.
     +              Incorporated by reference to the Company's Form 10-KSB for the fiscal year ended June 30, 1995.
     o              Incorporated by reference to the Company's Form 8-K filed on or about February 2, 1996.
     #              Incorporated by reference to the Company's Schedule 14A
                    filed on or about November 17, 1998.
     /              Incorporated by reference to the Company's Form 8-K filed on or about August 8, 2006
     -              Incorporated by reference to the Company's Form 10-QSB for the period ending September 30, 2003
     ++             Incorporated by reference to the Company's Schedule 14A
                    filed on or about October 15, 2004
     **             Incorporated by reference to the Company's Form 8-K filed on or about August 3, 2009.
     x              Filed herewith.

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

Date: September 28, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the registrant and in the capacities and on the dates indicated have signed this report below.

Signature                           Title                            Date
---------                           -----                            ----

/s/ Regina W. Anderson     Chief Executive Officer,           September 28, 2009
Regina W. Anderson         President

/s/ James B. Anderson      Chief Financial Officer,           September 28, 2009
James B. Anderson          President (Sirius) and Director

/s/ Justice W. Anderson    President (Amerx) and Director     September 28, 2009
Justice W. Anderson

/s/ Michael T. Foley       Director                           September 28, 2009
Michael T. Foley

/s/ Jeffery S. Slowgrove   Director                           September 28, 2009
Jeffery S. Slowgrove

/s/ Fred W. Suggs, Jr.     Director                           September 28, 2009
Fred W. Suggs, Jr.

/s/ Chester L. Wallack     Director                           September 28, 2009
Chester L. Wallack


                                        EXHIBIT INDEX


     Exhibit No.    Document                                                    Item No.
     -----------    --------                                                    --------

     * 3.1          Articles of Incorporation                                         3
     + 3.1.1        Articles of Amendment to Articles of Incorporation                3
     * 3.2          Bylaws                                                            3
     + 4.1          Designation of Series A Preferred Stock                           4
     # 10.1         1998 Omnibus Stock Option Plan
     - 10.1         Office Lease dated September 23, 2003
     / 10.2         Promissory Note dated July 21, 2006
     / 10.3         Mortgage dated July 21, 2006
     + 10.4         Loan and Security Agreement, dated as of January 1, 1995, by and between the Company and Amerx Health Care Corp.,
                    including Promissory Notes issued there under.                   10
     o 10.5         Agreement and Plan of Exchange, dated January 31, 1996, by and between the Company and Amerx.
     **10.6         Asset Purchase Agreement between Sirius Medical Supply, Inc.
                    and Priority Diabetes Supply, Inc., effective July 31, 2009.
     ++14.1         Code of Ethics for Senior Financial Officers.
     x 31.1         Certification of Regina W. Anderson pursuant to Exchange Act
                    Rule 13a-14(a)/15d-14(a)                                         31
     x 31.2         Certification of James B. Anderson pursuant to Exchange Act
                    Rule 13a-14(a)/15d-14(a)                                         31
     x 32.1         Certification Pursuant to 18 U.S.C. ss. 1350, as Adopted
                    Pursuant to Section906 of the Sarbanes-Oxley Act Of 2002         32
----------
     *              Incorporated by reference to the Company's Registration
                    Statement on Form S-1, S.E.C. File No.33-13273.
     +              Incorporated by reference to the Company's Form 10-KSB for the fiscal year ended June 30, 1995.
     o              Incorporated by reference to the Company's Form 8-K filed on or about February 2, 1996.
     #              Incorporated by reference to the Company's Schedule 14A
                    filed on or about November 17, 1998.
     /              Incorporated by reference to the Company's Form 8-K filed on or about August 8, 2006
     -              Incorporated by reference to the Company's Form 10-QSB for the period ending September 30, 2003
     ++             Incorporated by reference to the Company's Schedule 14A
                    filed on or about October 15, 2004
     **             Incorporated by reference to the Company's Form 8-K filed on or about August 3, 2009.
     x              Filed herewith.


                      PROCYON CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED FINANCIAL STATEMENTS
                       Years Ended June 30, 2009 and 2008

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

Consolidated Statements of Stockholders' Equity                             F-4

Consolidated Statements of Cash Flows                                       F-5

Notes to Financial Statements                                               F-6

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors and Shareholders of
Procyon Corporation and Subsidiaries



We have audited the accompanying consolidated balance sheets of Procyon Corporation and Subsidiaries as of June 30, 2009 and 2008 and the related statements of operations, stockholders' equity, and cash flows for each of the years in the two-year period ended June 30, 2009. Procyon Corporation and Subsidiaries' management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of internal control over financial reporting. Our audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purposes of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Procyon Corporation and Subsidiaries as of June 30, 2009 and 2008 and the results of its operations and its cash flows for each of the years in the two-year period ended June 30, 2009, in conformity with accounting principles generally accepted in the United States of America.


/s/ FERLITA, WALSH & GONZALEZ, P.A.
-----------------------------------
FERLITA, WALSH & GONZALEZ, P.A.
Certified Public Accountants
Tampa, Florida

August 28, 2009


PROCYON CORPORATION & SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
June 30, 2009 and 2008


ASSETS
                                                                  2009           2008
                                                              -----------    -----------
CURRENT ASSETS
        Cash                                                  $   403,030    $   278,878
        Certificates of Deposit                                   242,825        239,698
        Accounts Receivable, less allowance for doubtful          218,696        171,494
               accounts of $4,200 and $2,500, respectively.
        Inventories                                               109,498        184,158
        Prepaid Expenses                                          154,109        173,490
        Deferred Tax Asset                                         48,954        132,484
                                                              -----------    -----------
               TOTAL CURRENT ASSETS                             1,177,112      1,180,202

PROPERTY AND EQUIPMENT, NET                                       534,339        555,229

OTHER ASSETS
        Deposits                                                    2,575          1,513
        Deferred Tax Asset                                      1,008,213        942,738
                                                              -----------    -----------
                                                                1,010,788        944,251

TOTAL ASSETS                                                  $ 2,722,239    $ 2,679,682
                                                              ===========    ===========


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
        Accounts Payable                                      $   135,066    $   105,314
        Accrued Expenses                                          129,097        118,747
        Current Portion of Mortgage Payable                        24,498         22,790
                                                              -----------    -----------
               TOTAL CURRENT LIABILITIES                          288,661        246,851

LONG TERM LIABILITIES
        Mortgage Payable                                          423,114        447,042
                                                              -----------    -----------
               TOTAL LONG TERM LIABILITIES                        423,114        447,042

STOCKHOLDERS' EQUITY
        Preferred Stock, 496,000,000 shares                          --             --
               authorized, none issued.
        Series A Cumulative Convertible Preferred Stock,          154,950        154,950
               no par value; 4,000,000 shares authorized;
               199,100 shares issued and outstanding.
        Common Stock, no par value, 80,000,000 shares           4,416,676      4,416,676
               authorized; 8,052,388 shares issued and
               outstanding.
        Paid-in Capital                                             6,000          6,000
        Accumulated Deficit                                    (2,567,162)    (2,591,837)
                                                              -----------    -----------
               TOTAL STOCKHOLDERS' EQUITY                       2,010,464      1,985,789
                                                              -----------    -----------


TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $ 2,722,239    $ 2,679,682
                                                              ===========    ===========


        The accompanying notes are an integral part of these financial statements


PROCYON CORPORATION & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended June 30, 2009 and 2008

                                                                   2009            2008
                                                                -----------    -----------

NET SALES                                                       $ 2,365,647    $ 2,254,820

COST OF SALES                                                       452,021        450,997
                                                                -----------    -----------

GROSS PROFIT                                                      1,913,626      1,803,823

OPERATING EXPENSES
        Salaries and Benefits                                       812,734        788,113
        Selling , General and Administrative                        940,207        774,054
                                                                -----------    -----------
                                                                  1,752,941      1,562,167

INCOME FROM OPERATIONS                                              160,685        241,656

OTHER INCOME (EXPENSE)
        Interest Expense                                            (33,795)       (35,704)
        Interest Income                                              11,019         10,605
        Other Income (Expense)                                         --              (23)
                                                                -----------    -----------
                                                                    (22,776)       (25,122)
                                                                -----------    -----------

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES               137,909        216,534

INCOME TAX BENEFIT (EXPENSE)                                        (43,383)       637,482
                                                                -----------    -----------

NET INCOME FROM CONTINUING OPERATIONS                                94,526        854,016

DISCONTINUED OPERATIONS
        Loss from operations of discontinued component              (95,178)       (97,544)
        Provision for income tax benefit                             25,327         36,709
                                                                -----------    -----------
NET LOSS FROM DISCONTINUED OPERATIONS                               (69,851)       (60,835)

NET INCOME                                                           24,675        793,181

Dividend requirements on preferred stock                            (19,910)       (15,110)
                                                                -----------    -----------

Basic net income available to common shares                     $     4,765    $   778,071
                                                                ===========    ===========

Basic net income per common share
              Continuing Operations                             $      0.01    $      0.11
              Discontinued Operations                           $     (0.01)   $     (0.01)
                                                                -----------    -----------
        Total Basic net income per share                        $      0.00    $      0.10
                                                                ===========    ===========

Weighted average number of common shares outstanding              8,055,388      8,053,719
                                                                ===========    ===========

Diluted net income per common share
              Continuing Operations                             $      0.00    $      0.10
              Discontinued Operations                           $      0.00    $     (0.01)
                                                                -----------    -----------
        Total Diluted net income per share                      $      0.00    $      0.09
                                                                ===========    ===========

Weighted average number of common shares outstanding, diluted     8,267,683      8,426,193
                                                                ===========    ===========


        The accompanying notes are an integral part of these financial statements.


PROCYON CORPORATION & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Years Ended June 30, 2009 and 2008



                                          Preferred Stock              Common Stock
                                     -------------------------   ------------------------    Paid-in    Accumulated
                                        Shares        Amount        Shares       Amount      Capital      Deficit        Total
                                     -----------   -----------   -----------  -----------  -----------  -----------   -----------
Balance, June 30, 2007                   203,900   $   159,750     8,047,588  $ 4,411,876  $     6,000  $(3,385,018)  $ 1,192,608

      Conversion of preferred stock
           to common stock                (4,800)       (4,800)        4,800        4,800         --           --            --

      Net Income                            --            --            --           --           --        793,181       793,181
                                     -----------   -----------   -----------  -----------  -----------  -----------   -----------

Balance, June 30, 2008                   199,100   $   154,950     8,052,388  $ 4,416,676  $     6,000  $(2,591,837)  $ 1,985,789

      Net income                            --            --            --           --           --         24,675        24,675
                                     -----------   -----------   -----------  -----------  -----------  -----------   -----------

Balance, June 30, 2009                   199,100   $   154,950     8,052,388  $ 4,416,676  $     6,000  $(2,567,162)  $ 2,010,464
                                     ===========   ===========   ===========  ===========  ===========  ===========   ===========





The accompanying notes are an integral part of these financial statements.


PROCYON CORPORATION & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended June 30, 2009 and 2008

                                                               2009        2008
                                                            ---------   ---------

CASH FLOWS FROM OPERATING ACTIVITIES

Net income                                                  $  24,675   $ 793,181
Adjustments to reconcile net income to net cash used in
  operating activities:
        Loss on disposal of property and equipment               --            23
        Depreciation                                           32,220      35,800
        Deferred Income Taxes                                  18,055    (674,191)
        Allowance for Doubtful Accounts                         1,700        --
        Interest Receivable                                    (5,581)        (51)
        Decrease (increase) in:
            Accounts receivable                               (43,322)     53,017
            Inventory                                          74,660     (50,266)
            Prepaid expenses                                   19,381     (44,014)
            Other assets                                       (1,062)       --
        Increase (decrease) in:
            Accounts payable                                   29,753      (2,762)
            Accrued expenses                                   10,350       7,434
                                                            ---------   ---------
                                         NET CASH PROVIDED
                                   BY OPERATING ACTIVITIES    160,829     118,171

CASH FLOWS FROM INVESTING ACTIVITIES

        Purchase of Certificates of Deposit                  (242,825)   (239,698)
        Redemption of Certificate of Deposit                  239,698
        Purchase of property & equipment                      (11,331)     (1,911)
                                                            ---------   ---------
                                             NET CASH USED
                                   BY INVESTING ACTIVITIES    (14,458)   (241,609)

CASH FLOWS FROM FINANCING ACTIVITIES

        Payments on Mortgage Payable                          (22,219)    (20,560)
                                                            ---------   ---------
                                             NET CASH USED
                                   BY FINANCING ACTIVITIES    (22,219)    (20,560)
                                                            ---------   ---------

                                        NET CHANGE IN CASH    124,152    (143,998)

CASH AT BEGINNING OF PERIOD                                   278,878     422,876
                                                            ---------   ---------

                                     CASH AT END OF PERIOD  $ 403,030   $ 278,878
                                                            =========   =========


SUPPLEMENTAL DISCLOSURES

Interest Paid                                               $  33,808   $  35,461
Taxes Paid                                                  $    --     $    --


NONCASH TRANSACTION DISCLOSURE:
Conversion of Series A cumulative convertible preferred
  stock to common stock                                     $    --     $   4,800



The accompanying notes are an integral part of these financial statements

                                      F - 5

PROCYON CORPORATION AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Activity

Procyon Corporation has two wholly-owned subsidiaries, Amerx Health Care Corp. (Amerx) and Sirius Medical Supply, Inc. (Sirius). Amerx manufactures and markets wound and skin care products primarily in the United States whereas Sirius markets diabetic supplies primarily to Medicare patients in the United States. As previously reported on our form 8-K, in July 2009, we sold certain "Purchased Assets" as defined in the Asset Purchase agreement included the customer list of Sirius to Priority Diabetes Supply, Inc., a Florida corporation, doing business as Diabetes Wellness Supply ("Priority Diabetes"). Thus, as of July 31, 2009, Sirius no longer offers testing products to diabetic customers. Management is considering various options for the future direction of Sirius. See footnote O for further details.

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

Accounts receivable are generally due from Medicare, private insurance companies, and customers. The collection process is time consuming, complex and typically involves the submission of claims to multiple payers whose payment of claims may be contingent upon the payment of another payer. In accordance with applicable regulatory requirements, the Company makes reasonable and appropriate efforts to collect accounts receivable, including deductible and copayment amounts, in a consistent manner for all payer classes. The valuation of accounts receivable is based upon the credit-worthiness of customers and third-party payers as well as historical collection experience. Estimating the credit worthiness of customers and recoverability of customer accounts requires us to exercise considerable judgment. Allowances for doubtful accounts are recorded as a selling, general and administrative expense for estimated amounts expected to be uncollectible from third-party payers and customers. The Company bases its estimates on its historical collection and write-off experience, current trends, credit policy, and on analysis of accounts receivable by aging category. As of June 30, 2009, accounts receivable allowance was $4,200, or approximately 2% of gross accounts receivable.

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

Concentration of Credit Risk

The Company maintained its cash in three financial institutions. The Federal Deposit Insurance Corporation insures up to $250,000 per legal entity per financial institution. At June 30, 2009, our uninsured cash balance was $0.

Shipping and Handling Costs

Shipping and handling costs incurred were approximately $76,000 and $78,000 for the years ended June 30, 2009, and 2008, respectively, and were included in selling, general and administrative expenses.

Advertising and Marketing

The company records advertising and marketing expenses in the periods in which they are incurred. During the years ended June 30, 2009 and 2008, approximately $466,000 and $397,000, of advertising and marketing costs were included in selling, general and administrative expenses for each respective year.

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

Additional information with respect to the Plan's stock option activity is as follows:

                                                                  Weighted
                                                    Number of      Average
                                                     Shares     Exercise Price
                                                     ------     --------------
         Outstanding at June 30, 2007                300,000        $0.20
           Granted                                         -            -
           Exercised                                       -            -
           Expired                                         -            -
                                                     -------      ---------
         Outstanding at June 30, 2008                300,000        $0.20
           Granted                                         -            -
           Exercised                                       -            -
           Expired                                         -            -
         Outstanding at June 30, 2009                300,000        $0.20
                                                     =======        =====
         Options exercisable at June 30, 2008        300,000        $0.20
                                                     =======        =====
         Options exercisable at June 30, 2009        300,000        $0.20
                                                     =======        =====

The following table summarizes information about stock options outstanding at June 30, 2009:

                                           Stock Options Outstanding
                                       ---------------------------------
                                       Weighted Average
                         Number of     Remaining          Weighted
       Range of          Shares        Contractual Life   Average
       Exercise Prices   Outstanding   In Years           Exercise Price
       ---------------   -----------   --------           --------------

       $0.15 - $0.20        65,000           1.39              $0.16

       $0.20 - $0.25       235,000           0.51              $0.21
                           -------
                           300,000           0.70              $0.20
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

On June 30, 2009, there were outstanding options to purchase 300,000 shares of our common stock at exercise prices ranging from $0.16 to $0.21 per share and expiration dates between December 2009 and November 2010. These options were vested at the time of grant. During the year ended June 30, 2009, no options were granted. Therefore, the adoption of SFAS 123R does not have an impact on the statement of operations for period ending June 30, 2009.

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

There were no options granted during fiscal years ended June 30, 2009 and 2008. Had there been options issued during the fiscal years ended June 30, 2009 and 2008, the fair value of the options would have been determined using the Black-Scholes option-pricing model, which values options based on the stock price at the grant date, the expected dividend payments, and the risk-free interest rate over the life of the option.

Equity instruments issued to non-employees in exchange for goods, fees and services are accounted for under the fair value-based method of SFAS No. 123(R).

Segment Reporting

In previous years, the Company reported certain financial information on its two operating segments, sale of skin and wound care products and sales of diabetic supplies. As a result of the sale of its diabetic supply segment, it is no longer an operating segment. See note O - SUBSEQUENT EVENTS - DISCONTINUED OPERATIONS for further details.

Reclassification

Certain information in the 2008 financial statements have been reclassified to conform to the 2009 financial statement presentations.

NOTE B - INVENTORIES

Inventories consisted of the following:

                                 June 30, 2009  June 30, 2008
                                 -------------  -------------

                  Finished Goods   $ 45,217       $109,561
                  Raw Materials      64,281         74,597
                                   --------       --------
                                   $109,498       $184,158
                                   ========       ========

NOTE C - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

         As of June 30, 2009                        Capitalized
                                        Owned          Leases         Total
                                      ------------------------------------------

Office Equipment                      $  86,731       $  26,928      $ 113,659

Furniture and Fixtures                   20,726                         20,726

Software                                 19,471                         19,471

Leasehold improvements                   21,614                         21,614

Production Equipment                     34,118                         34,118

Building                                474,168                        474,168

Land                                     64,547                         64,547
                                      ------------------------------------------

                                        721,375          26,928         748,303

Less accumulated depreciation          (187,036)        (26,928)       (213,964)
                                      ------------------------------------------

                                      $ 534,339       $       0      $  534,339
                                      ==========================================


         As of June 30, 2008                         Capitalized
                                        Owned           Leases          Total
                                      ------------------------------------------

Office Equipment                      $  83,246       $  26,928      $  110,354

Furniture and Fixtures                   20,726                          20,726

Software                                 19,471                          19,471

Leasehold Improvements                   13,587                          13,587

Production Equipment                     34,118                          34,118

Building                                474,168                         474,168

Land                                     64,547                          64,547
                                      ------------------------------------------

                                        710,043          26,928         736,971

Less accumulated depreciation          (154,975)        (26,767)       (181,742)
                                      ------------------------------------------

                                      $ 555,068       $      161     $  555,229
                                      ==========================================

NOTE D - RELATED PARTY TRANSACTIONS

Mr. Slowgrove, a director, acted as a consultant to the Company for portions of fiscal 2008, and was paid compensation of $6,250. Our Chief Executive Officer, Regina W. Anderson, guaranteed a loan to us in the amount of $508,000, issued in connection with our purchase of our office building in July 2006, as well as the $250,000 line of credit.

NOTE E  - MORTGAGE PAYABLE

     On July 21, 2006, we entered into a mortgage loan, guaranteed by our C.E.O. Regina W. Anderson, for $508,000 with the Bank of America for the purchase of our corporate office building. The mortgage loan is due in 15 years and interest is fixed at 7.25%. Interest expense was $ 33,795 for the fiscal year end June 30, 2009.

Maturities of long-term debt associated with the mortgage payable are as follows:


              Year Ending June 30,
              ---------------------------------------------------

                     2010                             $   24,498

                     2011                                 26,335

                     2012                                 28,309

                     2013                                 30,431

                     2014                                 32,712

                     2015 and thereafter                 305,327
                                                      -----------

                                                         447,612

                     Less current portion                 24,498
                                                      -----------

                                                      $  423,114
                                                      ===========

NOTE F - LINE OF CREDIT

The Company has a $250,000, due-on-demand line of credit with a financial institution, collateralized by the Company's inventory of $109,498 and accounts receivable assets of $218,697. The line of credit is renewable annually in April. The C.E.O. of the Company personally guaranteed the line of credit to the Company. At June 30, 2009, the Company owed $0 on the line of credit. Interest expense for the years ended June 30, 2009 was $0. The line of credit extends terms of cash advances at a variable rate set equal to the banks prime rate at the time of advance. The interest rate can fluctuate according to the banks changes in its published prime rate.

NOTE G - COMMITMENTS AND CONTINGENCIES

The Company leases certain equipment under various operating leases expiring through year 2011. The minimum lease payments due under the equipment lease agreements for fiscal years ended June 30 is as follow:

                           2010             $  11,458
                           2011                 9,447
                                            ---------
                                            $  20,905
                                            =========

NOTE H - STOCKHOLDERS' EQUITY

During January 1995, the Company's Board of Directors authorized the issuance of up to 4,000,000 shares of Series A Cumulative Convertible Preferred Stock. The preferred stockholders are entitled to receive, if declared by the board of directors, quarterly dividends at an annual rate of $.10 per share of Series A Cumulative Convertible Preferred Stock per annum. Dividends accrue without interest and are cumulative from the date of issuance of the Series A Cumulative Convertible Preferred Stock and are payable quarterly in arrears in cash or publicly traded common stock when and if declared by the board of directors. As of June 30, 2009, no dividends have been declared. Dividends in arrears on the outstanding preferred shares total $241,371 or approximately $1.21 per share as of June 30, 2009. The preferred stockholders have the right to convert each share of Series A Cumulative Convertible Preferred Stock into one share of the Company's common stock at any time without additional consideration. Each share of Series A Cumulative Convertible Preferred Stock is subject to mandatory conversion into one share of common stock of the Company, effective as of the close of a public offering of the Company's common stock provided, however, that the offering must provide a minimum of $1 million in gross proceeds to the Company and the initial offering price of such common stock must be at least $1 per share. In addition to the rights described above, the holders of the Series A Cumulative Convertible Preferred Stock have voting rights equal to the common stockholders based upon the number of shares of common stock into which the Series A Cumulative Convertible Preferred Stock is convertible. The Company is obligated to reserve an adequate number of shares of its common stock to satisfy the conversion of all of the outstanding Series A Cumulative Convertible Preferred stock.


NOTE I - EARNINGS PER SHARE

As required by FASB Statement No. 128, the following table sets forth the computation of basic and diluted earnings per share:

                                                                 Years Ended June 30,
                                                                 2009            2008
                                                             ------------    ------------
Numerator:
----------
Net Income from Continuing Operations                        $     94,526    $    854,016
Net Loss from Discontinued Operations                        $    (69,851)   $    (60,835)
                                                             ------------    ------------
Net income                                                   $     24,675    $    793,181
Adjustment for basic earnings per share:
Dividend requirements on preferred stock                          (19,910)        (15,110)
                                                             ------------    ------------
Numerator for basic earnings per share-
Net income available to common
stockholders                                                 $      4,765    $    778,071

Effect of dilutive securities:
Numerator for diluted earnings per share-
Net income available to common
stockholder                                                  $      4,765    $    778,071
                                                             ------------    ------------

Denominator:
------------
Denominator for basic earnings per share-
Weighted-average common shares                                  8,055,388       8,053,719
Effect of dilutive securities:
Stock options                                                      13,195         171,705
Dilutive potential common shares                                  199,100         200,769
                                                             ------------    ------------
Denominator for dilutive earnings per share-
Adjusted weighted-average shares and
assumed conversions                                             8,267,683       8,426,193
                                                             ============    ============

Basic Net Income from Continuing Operations per share        $       0.01    $       0.11
Basic Net Loss from Discontinued Operations per share        $      (0.01)   $      (0.01)
                                                             ------------    ------------
Basic Net Income per share                                   $       0.00    $       0.10
                                                             ============    ============

Diluted Net Income from Continuing Operations per share      $       0.00    $       0.10
Diluted Net Loss from Discontinued Operations per share      $       0.00    $      (0.01)
                                                             ------------    ------------
Diluted Net Income per share                                 $       0.00    $       0.09
                                                             ============    ============


Potential common shares from out of the money options were also excluded from the computation of diluted earnings per share because calculation of the associated potential common shares has an anti-dilutive effect. The following table lists options that were excluded from diluted EPS.

                                                            2009       2008
                                                           -------   -------
Out of the money options excluded:

Stock Options with an exercise price of $.2125 per share   235,000      --
                                                           -------   -------
Total anti dilutive options excluded from EPS              235,000      --
                                                           =======   =======

NOTE J - INCOME TAXES AND AVAILABLE CARRYFORWARD

As of June 30, 2009, the Company had consolidated income tax net operating loss
("NOL") carryforward for federal income tax purposes of approximately
$2,828,000. The NOL will expire in various years ending through the year
2023.The utilization of certain of the loss carryforwards are limited under
Section 382 of the Internal Revenue Code.

                                     F - 14

The components of the provision for income taxes (benefits) are attributable to continuing operations as follows:

                                     2009         2008
                                  ---------    ---------
                       Current
                       Federal    $    --      $    --
                       State           --           --

                       Deferred
                       Federal       15,417     (575,651)
                       State          2,638      (98,540)
                                  ---------    ---------
                                  $  18,055    $(674,191)
                                  =========    =========

Deferred income taxes reflect the net tax effects of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                       Current      Non-Current
                                                       -------      -----------

Deferred tax assets:
         NOL and contribution carryforwards          $    47,374    $ 1,019,068
         Allowance for doubtful accounts                   1,580           --
                                                     -----------    -----------
                                                          48,954      1,019,068

Deferred tax (liabilities):
         Excess of tax over book depreciation               --          (10,855)
                                                     -----------    -----------
                                                          48,954      1,008,213

Net deferred tax asset (liability)                   $    48,954    $ 1,008,213
                                                     ===========    ===========

The change in the valuation allowance is as follow:

         June 30, 2008                    $    --
         June 30, 2009                         --
                                          ---------

Decrease in valuation allowance           $    --
                                          =========

Management believes it is more likely than not that it will realize the benefit of the NOL carryforward, because of its continuing trend of earnings. Therefore, a valuation allowance is not considered necessary.

Income taxes for the years ended June 30, 2009 and 2008 differ from the amounts computed by applying the effective income tax rates of 37.63% and 37.63%, respectively, to income before income taxes as a result of the following:

                                                            2009         2008
                                                         ---------    ---------

Expected provision at US statutory rate                  $  14,543    $  40,465
State income tax net of federal benefit                      1,553        4,320
Nondeductibles                                               5,200        4,372
Change in estimates in available NOL carryforwards          (3,241)      13,936
Change in valuation allowance                                 --       (737,284)
                                                         ---------    ---------

Income tax expense / (benefit)                           $  18,055    $(674,191)
                                                         =========    =========

The Company's tax years 2005 through 2008 remain open to examination by taxing jurisdictions.

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

During the year, Sirius purchased approximately 83% of its diabetic supplies from a non-affiliated supplier. As of July 31, 2009, Sirius is considered a discontinued segment.

NOTE L - MAJOR CUSTOMERS

During the year ended June 30, 2009, sales from one customer accounted for approximately 18% of Amerx's sales. The loss of this single customer would have a material adverse effect on our financial condition or the results of our operations. During the year ended June 30, 2008, one customer accounted for 11% of Amerx's sales.

NOTE M - RESEARCH AND DEVELOPMENT

Amerx spent approximately $12,700 towards research and development efforts over the past fiscal year. These efforts were directed towards additional studies aimed at expanding existing markets.

NOTE N - RECENT ACCOUNTING PRONOUNCEMENTS

In May 2009, the FASB issued Statement of Financial Accounting Standards No. 165, "Subsequent Events" (SFAS 165). Under SFAS 165, requires companies to evaluate events and transactions that occur after the balance sheet date but before the date the financial statements are issued, or available to be issued in the case of non-public entities. SFAS 165 requires entities to recognize in the financial statements the effect of all events or transactions that provide additional evidence of conditions that existed at the balance sheet date, including the estimates inherent in the financial preparation process. Entities shall not recognize the impact of events or transactions that provide evidence about conditions that did not exist at the balance sheet date but arose after that date. SFAS 165, also requires entities to disclose the date through which subsequent events have been evaluated. SFAS 165 is effective for interim and annual reporting periods ending after June 15, 2009. We adopted the provisions of SFAS 165 for the year ended June 30, 2009, as required, the adoption did not have a material impact on our financial statements. We have evaluated subsequent events from the balance sheet date through August 28, 2009, and determined there are no material transactions to disclose, other then those reported in Note O - Subsequent Events.

In June, 2009, the FASB issued Statement of Financial Accounting Standards No. 168 (SFAS 168) "Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles" - a replacement of FASB Statement No.
162. SFAS 168 establishes the FASB Accounting Standards CodificationTM as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with US GAAP. FAS 168 will be effective for financial statements issued for interim and annual periods ending after September 15, 2009, for most entities. On the effective date, all non-SEC accounting and reporting standards will be superseded. We will adopt SFAS 168 for the quarterly period ended September 30, 2009, as required, and adoption is not expected to have a material impact on our consolidated financial statements.

NOTE O - SUBSEQUENT EVENTS - DISCONTINUED OPERATIONS

     As previously reported in our current report on Form 8-K, filed on August 3, 2009, we entered into an Asset Purchase Agreement, effective July 31, 2009 with Priority Diabetes Supply, Inc., a Florida corporation, doing business as Diabetes Wellness Supply ("Priority Diabetes"). Pursuant to the Agreement, we sold certain "Purchased Assets," as defined in the Agreement, including Sirius' customer list, to Priority Diabetes. Thus, as of July 31, 2009, Sirius no longer offers testing products to diabetic customers. Management is considering various options for the future direction of Sirius. The sale to date generated proceeds of $80,000, based on $225 per patient. This will be recognized in the first quarter of fiscal 2010. After a hundred and eighty day period, an adjusting payment will be made, based on the results of the production of the patient list that was sold. The agreement also contains a non-compete period of two years, prohibiting Sirius from engaging in the business of the sale of diabetic testing supply products.

     As a result of the sale, the results of the Sirius subsidiary, which had previously been presented as a separate reporting segment, are included in discontinued operations in the Company's consolidated financial statements of operations, no other assets or liabilities were sold in this sale. All prior period information has been reclassified to be consistent with the current period presentation.

     The following amounts related to the Sirius subsidiary were derived from historical financial information and have been segregated from continuing operations and reported as discontinued operations.


                                                            2009         2008
                                                         ---------    ---------

Revenues                                                 $ 262,056    $ 307,884

Cost of Sales                                             (154,740)    (179,466)

Salaries and Benefits                                     (139,203)    (162,899)

Selling, General and Administrative                        (66,975)     (66,696)
                                                         ---------    ---------

Loss from Operations                                       (98,861)    (101,177)

Interest Income                                              3,684        3,633
                                                         ---------    ---------

Loss from Discontinued Operations                          (95,178)     (97,544)

Income Tax Benefit (Expense)                                25,327       36,709
                                                         ---------    ---------

Loss from Discontinued Operations, net of income taxes   $ (69,851)   $ (60,835)
                                                         =========    =========