Form 10-Q
period 2009-09-30
PROCYON CORP
filed 2009-11-06
CIK 812306

SECURITIES & EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

               [x] Quarterly Report Under Section 13 or 15 (d) of
                      the Securities Exchange Act of 1934

                  For Quarterly Period Ended September 30, 2009

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common stock, no par value; 8,055,388 shares outstanding as of October 26, 2009.

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


PROCYON CORPORATION & SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
September 30, 2009 and June 30, 2009


                                                                  (unaudited)      (audited)
ASSETS                                                           September 30,      June 30,
                                                                      2009            2009
                                                                  -----------     -----------
CURRENT ASSETS
         Cash                                                     $   703,329     $   403,030
         Certificates of Deposit, plus accrued interest                53,120         248,796
         Accounts Receivable, less allowance for doubtful             198,858         212,725
                  accounts of $4,700 and $4,200, respectively.
         Inventories                                                  118,219         109,498
         Prepaid Expenses                                             188,146         154,109
         Deferred Tax Asset                                            66,533          48,954
                                                                  -----------     -----------
                  TOTAL CURRENT ASSETS                              1,328,205       1,177,112

PROPERTY AND EQUIPMENT, NET                                           529,077         534,339

OTHER ASSETS
         Deposits                                                       2,575           2,575
         Deferred Tax Asset                                           940,054       1,008,213
                                                                  -----------     -----------
                                                                      942,629       1,010,788
                                                                  -----------     -----------

TOTAL ASSETS                                                      $ 2,799,911     $ 2,722,239
                                                                  ===========     ===========


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
         Accounts Payable                                         $   138,759     $   135,066
         Accrued Expenses                                             130,225         129,097
         Current Portion of Mortgage Payable                           24,945          24,498
                                                                  -----------     -----------
                  TOTAL CURRENT LIABILITIES                           293,929         288,661

LONG TERM LIABILITIES
         Mortgage Payable                                             416,919         423,114
                                                                  -----------     -----------
                  TOTAL LONG TERM LIABILITIES                         416,919         423,114

STOCKHOLDERS' EQUITY
         Preferred Stock, 496,000,000 shares                             --              --
                  authorized, none issued.
         Series A Cumulative Convertible Preferred Stock,             154,950         154,950
                  no par value; 4,000,000 shares authorized;
                  199,100 shares issued and outstanding.
         Common Stock, no par value, 80,000,000 shares              4,416,676       4,416,676
                  authorized; 8,052,388 shares issued and
                  outstanding.
         Paid-in Capital                                                6,000           6,000
         Accumulated Deficit                                       (2,488,563)     (2,567,162)
                                                                  -----------     -----------
                  TOTAL STOCKHOLDERS' EQUITY                      $ 2,089,063     $ 2,010,464
                                                                  -----------     -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $ 2,799,911     $ 2,722,239
                                                                  ===========     ===========


         The accompanying notes are an integral part of these financial statements.


PROCYON CORPORATION & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Three Months Ended September 30, 2009 and 2008
                                                                           (unaudited)     (unaudited)
                                                                           Three Months   Three Months
                                                                              Ended           Ended
                                                                          Sep. 30, 2009   Sep. 30, 2008
                                                                          -------------   -------------

NET SALES                                                                  $   671,816     $   596,237

COST OF SALES                                                                  139,018         114,566
                                                                           -----------     -----------

GROSS PROFIT                                                                   532,798         481,671

OPERATING EXPENSES
        Salaries and Benefits                                                  248,233         182,354
        Selling, General and Administrative                                    205,900         250,386
                                                                           -----------     -----------
                                                                               454,133         432,740

INCOME FROM OPERATIONS                                                          78,665          48,931

OTHER INCOME (EXPENSE)
        Interest Expense                                                        (8,250)         (8,662)
        Interest Income                                                          2,189           2,726
                                                                           -----------     -----------
                                                                                (6,061)         (5,936)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES                           72,604          42,995

INCOME TAX EXPENSE                                                             (29,291)        (12,524)
                                                                           -----------     -----------

NET INCOME FROM CONTINUING OPERATIONS                                           43,313          30,471

DISCONTINUED OPERATIONS
        Income (Loss) from Operations of Discontinued Component                 56,576         (26,363)
        Provision for Income Tax (Expense) Benefit                             (21,289)          9,921
                                                                           -----------     -----------
NET INCOME (LOSS) FROM DISCONTINUED OPERATIONS                                  35,287         (16,442)

NET INCOME                                                                      78,600          14,029

Dividend requirements on preferred stock                                        (4,978)         (4,978)
                                                                           -----------     -----------

Basic net income available to common shares                                $    73,622     $     9,051
                                                                           ===========     ===========

Basic net income per common share
              Continuing Operations                                        $      0.01     $      0.00
              Discontinued Operations                                      $      0.00     $     (0.00)
                                                                           -----------     -----------
        Total Basic Net Income Per Share                                   $      0.01     $      0.00
                                                                           ===========     ===========

Weighted average number of common shares outstanding                         8,055,388       8,055,388
                                                                           ===========     ===========

Diluted net income per common share
              Continuing Operations                                        $      0.01     $      0.00
              Discontinued Operations                                      $      0.00     $     (0.00)
                                                                           -----------     -----------
        Total Diluted Net Income Per Share                                 $      0.01     $      0.00
                                                                           ===========     ===========

Weighted average number of common shares outstanding, basic and diluted      8,254,488       8,420,491
                                                                           ===========     ===========


              The accompanying notes are an integral part of these financial statements.


PROCYON CORPORATION & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ending September 30, 2009 and 2008


                                                                                (unaudited)   (unaudited)
                                                                               September 30,  September 30,
                                                                                    2009          2008
                                                                                 ---------     ---------

CASH FLOWS FROM OPERATING ACTIVITIES

Net Income                                                                       $  78,600     $  14,028
Adjustments to reconcile net income to net cash used in operating activities:
        Depreciation                                                                 7,108         8,967
        Deferred Income Taxes                                                       50,580         2,602
        Allowance for Doubtful Accounts                                                500
        Accrued Interest on Certificates of Deposit                                  4,031        (1,332)
        Decrease (increase) in:
              Accounts Receivable                                                    3,468        17,387
              Inventory                                                             (8,721)      (29,150)
              Prepaid Expenses                                                     (34,038)       13,388
              Other Assets                                                            --          (1,062)
        Increase (decrease) in:
              Accounts Payable                                                      13,592        55,299
              Accrued Expenses                                                       1,128        (8,048)
                                                                                 ---------     ---------
                     NET CASH PROVIDED BY OPERATING ACTIVITIES                     116,248        72,079

CASH FLOW FROM INVESTING ACTIVITIES

        Redemption of Certificate of Deposit                                       191,645        50,416
        Purchase of property & equipment                                            (1,846)       (8,024)
                                                                                 ---------     ---------
                     NET CASH USED BY INVESTING ACTIVITIES                         189,799        42,392

CASH FLOW FROM FINANCING ACTIVITIES

        Payments on Mortgage Payable                                                (5,748)       (5,333)
                                                                                 ---------     ---------
                     NET CASH USED BY FINANCING ACTIVITIES                          (5,748)       (5,333)

                     NET CHANGE IN CASH                                            300,299       109,138

CASH AT BEGINNING OF PERIOD                                                        403,030       278,878
                                                                                 ---------     ---------

                     CASH AT END OF PERIOD                                       $ 703,329     $ 388,016
                                                                                 =========     =========

SUPPLEMENTAL DISCLOSURES

Interest Paid                                                                    $   8,261     $   8,671
Taxes Paid                                                                       $    --       $    --

Non Cash Transaction Disclosure

Marketing Expense paid for by Accounts Receivable                                $   9,900     $    --



              The accompanying notes are an integral part of these financial statements.

                                                 5

Notes to Financial Statements

NOTE A - SUMMARY OF ACCOUNTING POLICIES

     The interim financial statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations. The Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the Company's audited financial statements dated June 30, 2009. The results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year.

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

CODIFICATION

     In September 2009, the FASB issued new accounting guidance, effective for financial statements issued for interim and annual periods ending after September 15, 2009, which identifies the FASB Accounting Standards Codification ("Codification") as the authoritative source of GAAP in the United States. Rules and interpretive releases of the SEC under federal securities laws are also sources of authoritative GAAP for SEC registrants. Codification is not intended to change GAAP. The adoption of this new accounting guidance had no impact on our financial position or results of operations.

STOCK-BASED COMPENSATION

     In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123R ("SFAS 123R"), "Share-Based Payment," (Topic 718 - Compensation -Stock Compensation in the Accounting Standards Codification) is effective for small business publicly traded companies, for interim or annual periods beginning after December 15, 2005. All share-based payments to employees, including grants of employee stock options, are to be recognized in the statement of operations based upon their fair values and rescinds the acceptance of pro forma disclosure.

     On September 30, 2009, there were outstanding options to purchase 300,000 shares of our common stock at exercise prices ranging from $0.16 to $0.21 per share and expiration dates between December 2009 and November 2010. These options were vested at the time of grant. During the quarter ended September 30, 2009, no options were granted. Therefore, the adoption of Topic 718 does not have an impact on our statement of operations for period ending September 30, 2009.

     The fair value of a stock option is determined using the Black-Scholes option-pricing model, which values options based on the stock price at the grant date, the expected life of the option, the estimated volatility of the stock, the expected dividend payments, and the risk-free interest rate over the life of the option. There were no options granted during the quarters ended September 30, 2009 and 2008.

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

RECLASSIFICATION

     We have reclassified $5,971 of accrued interest from accounts receivable to certificates of deposit on the balance sheet for June 30, 2009.

NOTE B - INVENTORIES

     Inventories consisted of the following:

                                  September 30,      June 30,
                                      2009             2009
                                    --------         --------
     Finished Goods                 $ 45,282         $ 45,217
     Raw Materials                  $ 72,937         $ 64,281
                                    --------         --------
                                    $118,219         $109,498
                                    ========         ========

NOTE C - STOCKHOLDERS' EQUITY

     During January 1995, the Company's Board of Directors authorized the issuance of up to 4,000,000 shares of Series A Cumulative Convertible Preferred Stock ("Series A Preferred Stock"). The preferred stockholders are entitled to receive, as and if declared by the board of directors, quarterly dividends at an annual rate of $.10 per share of Series A Preferred Stock per annum. Dividends will accrue without interest and will be cumulative from the date of issuance of the Series A Preferred Stock and will be payable quarterly in arrears in cash or publicly traded common stock when and if declared by the Board of Directors. As of September 30, 2009 no dividends have been declared. Dividends in arrears on the outstanding preferred shares total $246,349 as of September 30, 2009

     Holders of the Preferred Stock have the right to convert their shares of Preferred Stock into an equal number of shares of Common Stock of the Company. In addition, Preferred Stock holders have the right to vote the number of shares into which their shares are convertible into Common Stock. Such preferred shares will automatically convert into one share of Common Stock at the close of a public offering of Common Stock by the Company provided the Company receives gross proceeds of at least $1,000,000, and the initial offering price of the Common Stock sold in such offering is equal to or in excess of $1 per share. The Company is obligated to reserve an adequate number of shares of its common stock to satisfy the conversion of all the outstanding Series A Preferred Stock. There were no shares converted during the reporting period.

     The Board of Directors of the Company approved a plan on December 8, 2007 to repurchase shares of Procyon Corporation's outstanding common stock. The repurchase plan authorizes management to repurchase from time to time up to 10% of the total outstanding shares of common stock as of December 8, 2007, subject to applicable SEC regulations and compliance with the Company's trading window policies. The Board's authorization is based on its belief that Procyon's common stock is underpriced at times given the Company's working capital, liquidity, assets, book value and future prospects. The shares may be repurchased from time to time in the open market, through block purchases or in privately negotiated transactions depending upon market conditions and other factors, in accordance with SEC Rule 10b-18. Procyon has no commitment or obligation to purchase all or any portion of the authorized shares. All shares purchased are canceled and returned to the status of authorized but unissued common stock. The plan does not have an expiration date. As of September 30, 2009, no shares of common stock had been repurchased by the Company pursuant to its repurchase plan.

NOTE D - INCOME TAXES AND AVAILABLE CARRYFORWARD

     As of September 30, 2009, the Company had consolidated income tax net operating loss ("NOL") carryforward for federal income tax purposes of approximately $2,695,000. The federal NOL will expire in various years ending through the year 2023. The utilization of certain of the loss carryforwards are limited under Section 382 of the Internal Revenue Code.

     The components of the provision for income taxes (benefits) are attributable to continuing and discontinued operations as follows:

                                                      09/30/2009      09/30/2008
                                                      ----------      ----------

Current

Federal                                                $      0        $      0

State                                                         0               0
                                                       --------        --------


Deferred Continuing Operations

Federal                                                $ 23,952        $ 11,187

State                                                     5,339           1,337
                                                       --------        --------

                                                       $ 29,291        $ 12,524

Deferred - Discontinued Operations

Federal                                                $ 19,236        $ (8,964)

State                                                     2,053            (957)
                                                       --------        --------

                                                         21,289          (9,921)
                                                       --------        --------

Total Income Tax Expense (Benefit)                     $ 50,580        $  2,603
                                                       ========        ========

Deferred Income Taxes reflect the net tax effects of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                          Current    Non-Current
                                                         ---------   -----------

Deferred Tax Assets

         NOL and contribution carryforwards              $  64,764    $ 951,472

         Allowance for doubtful acounts                      1,769         --
                                                         ---------    ---------

                                                            66,533      951,472

Deferred Tax Liabilities

         Excess of tax over book depreciation                 --        (11,418)
                                                         ---------    ---------

                                                            66,533      940,054
                                                         ---------    ---------


Net Deferred Tax Asset (Liability)                       $  66,533    $ 940,054
                                                         =========    =========

The Change in valuation allowance is as follows:

         June 30, 2009                                   $    --
         September 30, 2009                              $    --
                                                         ---------
         Change in valuation allowance                   $    --
                                                         =========


     Management believes it is more likely than not that it will realize the benefit of the NOL carryforward, because of its continuing trend of earnings. Therefore, a valuation allowance in not considered necessary.

     Income taxes for the periods ended September 30, 2009 and 2008 differ from the amounts computed by applying the effective income tax rates of 37.63% and 37.63%, respectively, to income taxes as a result of the following:

                                                     Three Months   Three Months
                                                     Sep 30, 2009   Sep 30, 2008
                                                     ------------   ------------

Continuing Operations

Expected provision at US statutory rate                $ 24,521       $ 14,563

State income tax net of federal benefit                   2,618          1,555

Nondeductible & Timing Differences                        2,152          1,085

Change in estimates in available NOL carryforwards         --           (4,679)
                                                       --------       --------


Income Tax Expense (Benefit)                           $ 29,291       $ 12,524
                                                       ========       ========


Discontinued Operations

Expected provision at US statutory rate                  19,236         (8,964)

Sate income tax net of federal benefit                    2,054           (957)
                                                       --------       --------

                                                       $ 21,289       $ (9,921)
                                                       ========       ========

NOTE E - MORTGAGE PAYABLE

     On July 21, 2006, we entered into a mortgage loan, guaranteed by our C.E.O. Regina W. Anderson, for $508,000 with the Bank of America for the purchase of our corporate office building which has a net book value of approximately $477,000. The mortgage loan is due in 14 years and interest is fixed at 7.25%. Interest expense was $8,250 for the three months ended September 30, 2009.

     Maturities of long-term debt associated with the mortgage payable are as follows:


           Year Ending June 30,
           ---------------------------------------------

                  9 months 2010                          $    18,539

                  2011                                        26,335

                  2012                                        28,309

                  2013                                        30,431

                  2014                                        32,712

                  2015 and thereafter                        305,538
                                                         ------------

                                                             441,864

                  Less current portion                        24,945
                                                         ------------

                                                         $   416,919
                                                         ============

NOTE F - LINE OF CREDIT

     The Company has a $250,000, due-on-demand line of credit with a financial institution, collateralized by the Company's inventory of $118,219 and accounts receivable assets of $198,858. The line of credit is renewable annually in April. The C.E.O. of the Company personally guaranteed the line of credit to the

Company. At September 30, 2009, the Company owed $0 on the line of credit. The line of credit extends terms of cash advances at a variable rate set equal to the banks prime rate at the time of advance. The interest rate can fluctuate according to the banks changes in its published prime rate.

NOTE G - RELATED PARTY TRANSACTIONS

     Our Chief Executive Officer, Regina W. Anderson, guaranteed a loan for the Company in the amount of $508,000, issued in connection with our purchase of our office building in July 2006, as well as the $250,000 line of credit.

NOTE I - RECENTLY ISSUED ACCOUNTING STANDARDS

     In June 2009, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 168 ("SFAS 168"), "The FASB Accounting Standards Codification(TM) and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162" (Topic 105 - Generally Accepted Accounting Principles in the Accounting Standards Codification). The FASB Accounting Standards Codification(TM) ("Codification") will become the source of authoritative United States generally accepted accounting principles ("GAAP") recognized by the FASB to be applied by non-government entities. Rules and interpretive releases of the Securities and Exchange Commission ("SEC") under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of Topic 105, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grand fathered non-SEC accounting literature not included in the Codification will become non-authoritative. Topic 105 is effective for financial statements issued for interim and annual periods ending after September 15, 2009, after which the FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, the FASB will issue Accounting Standard Updates, which the FASB will not consider as authoritative in their own right. Accounting Standard Updates will serve only to update the Codification, provide background information about the guidance and provide bases for conclusions on the change(s) in the Codification.

NOTE J - DISCONTINUED OPERATIONS

     As previously reported in our current report on Form 8-K, filed on August 3, 2009, we entered into an Asset Purchase Agreement, effective July 31, 2009 with Priority Diabetes Supply, Inc., a Florida corporation, doing business as Diabetes Wellness Supply ("Priority Diabetes"). Pursuant to the Agreement, we sold certain "Purchased Assets," as defined in the Agreement, including Sirius' customer list, to Priority Diabetes. Thus, as of July 31, 2009, Sirius no longer offers testing products to diabetic customers. Management is considering various options for the future direction of Sirius. The sale to date generated a gain of $80,000, recognized in the income (loss) from operations of discontinued components in the statement of operations. After a hundred and eighty day period, an adjusting payment will be made, based on the results of the production of the patient list that was sold. The agreement also contains a noncompete period of two years, prohibiting Sirius from engaging in the business of the sale of diabetic testing supply products.

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

                                                          2009        2008
                                                        --------    --------

Revenues                                                $ 17,753    $ 77,940

Cost of Sales                                             13,990      46,446

Salaries and Benefits                                      5,951      36,533

Selling, General and Administrative                       21,907      22,307
                                                        --------    --------

Loss from Operations                                     (24,095)    (27,346)

Interest Income                                              671         983

Gain on Sale of Disclosed Assets                          80,000           0
                                                        --------    --------

Income (Loss) from Discontinued Operations                56,576     (26,363)

Income Tax Benefit                                       (21,289)      9,921
                                                        --------    --------

Income (Loss) from Discontinued Operations,
  net of income taxes                                   $ 35,287    $(16,442)
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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     The Company's condensed financial statements have been prepared in accordance with standards of the Public Company Accounting Oversight Board (United States), which require the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosures. A summary of those significant accounting policies can be found in the Notes to the Consolidated Financial Statements included in the Company's annual report on form 10-K, for the year ended June 30, 2009, which was filed with the Securities and Exchange Commission on September 28, 2009. The estimates used by management are based upon the Company's historical experiences combined with management's understanding of current facts and circumstances. Certain of the Company's accounting policies are considered critical as they are both important to the portrayal of the Company's financial condition and the results of its operations and require significant or complex judgments on the part of management. We believe that the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our financial statements.

Codification

     In September 2009, the FASB issued new accounting guidance, effective for financial statements issued for interim and annual periods ending after September 15, 2009, which identifies the FASB Accounting Standards Codification ("Codification") as the authoritative source of GAAP in the United States. Rules and interpretive releases of the SEC under federal securities laws are also sources of authoritative GAAP for SEC registrants. Codification is not intended to change GAAP. The adoption of this new accounting guidance had no impact on our financial position or results of operations.

Accounts Receivable Allowance

     Accounts receivable allowance reflects a reserve that reduces our customer accounts and receivable to the net amount estimated to be collectible. The valuation of accounts receivable is based upon the credit-worthiness of customers and third-party payers as well as historical collection experience. Allowances for doubtful accounts are recorded as a selling, general and administrative expense for estimated amounts expected to be uncollectible from third-party payers and customers. The Company bases its estimates on its historical collection experience, current trends, credit policy and on the analysis of accounts by aging category. At September 30, 2009, our allowance for doubtful accounts totaled $4,700.

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

Deferred Income Taxes

     Deferred income taxes are recognized for the expected tax consequences in future years for differences between the tax bases of assets and liabilities and their financial reporting amounts, based upon exacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). (Topic 740 - Income Tax in the Accounting Standards Codification) A valuation allowance is used to reduce deferred tax assets to the net amount expected to be recovered in future periods. The estimates for deferred tax assets and the corresponding valuation allowance require us to exercise complex judgments. We periodically review and adjust those estimates based upon the most current information available. We did not have a valuation allowance as of September 30, 2009. Because the recover ability of deferred tax assets is directly dependent upon future operating results, actual recover ability of deferred tax assets may differ materially from our estimates.

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

Stock Based Compensation

     In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123R ("SFAS 123R"), "Share-Based Payment," (Topic 718 - Compensation -Stock Compensation in the Accounting Standards Codification) is effective for small business publicly traded companies, for interim or annual periods beginning after December 15, 2005. All share-based payments to employees, including grants of employee stock options, are to be recognized in the statement of operations based upon their fair values and rescinds the acceptance of pro forma disclosure.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

     In June 2009, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 168 ("SFAS 168"), "The FASB Accounting Standards Codification(TM) and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162" (Topic 105 - Generally Accepted Accounting Principles in the Accounting Standards Codification). The FASB Accounting Standards Codification(TM) ("Codification") will become the source of authoritative United States generally accepted accounting principles ("GAAP") recognized by the FASB to be applied by non-government entities. Rules and interpretive releases of the Securities and Exchange Commission ("SEC") under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of Topic 105, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grand fathered non-SEC accounting literature not included in the Codification will become non-authoritative. Topic 105 is effective for financial statements issued for interim and annual periods ending after September 15, 2009, after which the FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, the FASB will issue Accounting Standard Updates, which the FASB will not consider as authoritative in their own right. Accounting Standard Updates will serve only to update the Codification, provide background information about the guidance and provide bases for conclusions on the change(s) in the Codification.

FINANCIAL CONDITION

     As of September 30, 2009 the Company's principal sources of liquid assets included cash of $703,329, inventories of $118,219, and net accounts receivable of $198,858. The company also has $53,120 in short term Certificate of Deposits, to take advantage of higher interest rates relative to money market rates. The Company had net working capital of $1,034,276, and long-term debt of $416,919 at September 30, 2009.

     During the three months ended September 30, 2009, cash increased from $403,030 as of June 30, 2009, to $703,329. Operating activities provided cash of $116,248 during the period, consisting primarily of net income of $78,600. Cash generated by investing activities was $189,799 as compared to $42,392 for the corresponding period in 2008.

     The Company recorded a current deferred tax asset of $66,533, and non-current deferred tax asset of $940,054, at September 30, 2009. Because the recoverability of deferred tax assets is directly dependent upon future operating results, actual recoverability of deferred tax assets may differ materially from our estimates.

RESULTS OF OPERATIONS

Comparison of the three ended September 30, 2009 and 2008.

     Net sales during the quarter ended September 30, 2009, were $671,816, as compared to $596,237 in the quarter ended September 30, 2008, an increase of $75,579, or approximately 13%. Our net sales for the three months ended September 30, 2009 increased from corresponding prior periods primarily because of an increase in skin and wound care product sales.

     Gross profit during the quarter ended September 30, 2009, was $532,798, as compared to $481,671 during the quarter ended September 30, 2008, an increase of $51,127, or approximately 11%. As a percentage of net sales, gross profit was approximately 79% in the quarter ended September 30, 2009, and approximately 81% in the corresponding quarter in 2008.

     Operating expenses during the quarter ended September 30, 2009, were $454,133, consisting of $248,233 in salaries and benefits, and $205,900 in selling, general and administrative expenses. This compares to operating expenses during the quarter ended September 30, 2008, of $432,740, consisting of $182,354 in salaries and benefits, and $250,386 in selling, general and administrative expenses. Expenses for the quarter ended September 30, 2009, increased by approximately $21,393, or approximately 5% compared to the corresponding quarter in 2008. Increases in the salaries and benefits for the current period was due to a increase in staffing and increased commissions from increased sales in fiscal 2009.

     Operating profit increased by $29,734 (approximately 61%) to $78,665 for the quarter ended September 30, 2009, as compared to $48,931 in the comparable quarter of the prior year. Net Income from continuing operations was $43,313 during the quarter ended September 30, 2009, as compared to $30,471 during the quarter ended September 30, 2008, an increase of 42%. The increase in net income was primarily attributable to growth in sales as Amerx penetrates new markets. Amerx continues efforts to increase market share for its products.

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

(b) Changes in Internal Controls Over Financial Reporting

     As previously reported, our annual assessment of the internal controls over financial reporting as of June 30, 2009 revealed several areas that we consider to be material weaknesses: (1) inadequate segregation of duties consistent with control objectives; (2) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of GAAP and SEC disclosure requirements; (3) inadequate internal and external control over the calculation of deferred tax assets and liabilities and requisite knowledge to properly compute the deferred tax assets and liabilities;
(4) ineffective controls over period end financial disclosure and reporting processes and (5) insufficient board and audit committee composition to provide oversight of the financial statement process.

     During the first fiscal quarter of 2010, the Company continued to address changes needed to improve board oversight of the financial statement process. We have instituted some changes in segregation of duties as current staffing permits and improved our process of communication with our Board of Directors.

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

                                     PROCYON CORPORATION


November 6, 2009                     By: /s/ REGINA W. ANDERSON
----------------                     --------------------------
Date                                 Regina W. Anderson, Chief Executive Officer