Form 10-Q
period 2009-12-31
PROCYON CORP
filed 2010-02-16
CIK 812306

SECURITIES & EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

               [x] Quarterly Report Under Section 13 or 15 (d) of
                       the Securities Exchange Act of 1934

                  For Quarterly Period Ended December 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [ X ] NO [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ____ No ____

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

     Large accelerated filer _____              Accelerated filer _____
     Non-accelerated filer   _____              Smaller reporting company  X
      (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ X ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common stock, no par value; 8,055,388 shares outstanding as of February 9, 2010.

                         PART I. - FINANCIAL INFORMATION


Item                                                                       Page
                                                                           ----


ITEM 1. FINANCIAL STATEMENTS                                                3

Index to Financial Statements
-----------------------------

Financial Statements:

Consolidated Balance Sheets                                                 3
Consolidated Statements of Operations                                       4
Consolidated Statements of Cash Flows                                       5
Notes to Financial Statements                                               6


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS                             12


ITEM 4. CONTROLS AND PROCEDURES                                             17


                          PART II. - OTHER INFORMATION


ITEM 5. Submission of Matters to a Vote of Security Holders                 17

ITEM 6. EXHIBITS                                                            19

SIGNATURES                                                                  19


PROCYON CORPORATION & SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2009 and June 30, 2009

                                                            (unaudited)     (audited)
                                                            December 31,     June 30,
                                                                2009           2009
                                                            -----------    -----------
ASSETS

CURRENT ASSETS
      Cash                                                  $   723,794    $   403,030
      Certificate of Deposits, and accrued interest              53,166        248,796
      Accounts receivable, less allowance for doubtful
           accounts of $1,000 and $4,200, respectively.         126,005        212,725
      Inventories                                               143,098        109,498
      Prepaid expenses                                          146,627        154,109
      Deferred tax asset                                        100,182         48,954
                                                            -----------    -----------
           TOTAL CURRENT ASSETS                               1,292,872      1,177,112

PROPERTY AND EQUIPMENT, NET                                     528,414        534,339

OTHER ASSETS
      Deposits                                                    2,575          2,575
      Deferred tax asset                                        915,447      1,008,213
                                                            -----------    -----------
                                                                918,022      1,010,788

TOTAL ASSETS                                                $ 2,739,308    $ 2,722,239
                                                            ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
      Accounts Payable                                      $   131,956    $   135,066
      Accrued Expenses                                          107,394        129,097
      Current Portion of Mortgage Payable                        25,400         24,498
                                                            -----------    -----------
           TOTAL CURRENT LIABILITIES                            264,750        288,661

LONG-TERM LIABILITIES
      Mortgage Payable                                          410,520        423,114
                                                            -----------    -----------
           TOTAL LONG TERM LIABILITIES                          410,520        423,114

STOCKHOLDERS' EQUITY
      Preferred stock, 496,000,000 shares authorized,
      none issued                                                  --             --
      Series A Cumulative Convertible Preferred stock,
      no par value; 4,000,000 shares authorized; 199,100
      shares issued and outstanding                             154,950        154,950
      Common stock, no par value, 80,000,000 shares
      authorized; 8,052,388 shares issued and outstanding     4,416,676      4,416,676
      Paid-in Capital                                             6,000          6,000
      Accumulated deficit                                    (2,513,588)    (2,567,162)
                                                            -----------    -----------
           TOTAL STOCKHOLDERS' EQUITY                         2,064,038      2,010,464
                                                            -----------    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $ 2,739,308    $ 2,722,239
                                                            ===========    ===========


      The accompanying notes are an integral part of these financial statements.


PROCYON CORPORATION & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Three & Six Months Ended December 31, 2009 and 2008


                                                                  (unaudited)     (unaudited)     (unaudited)     (unaudited)
                                                                  Three Months   Three Months     Six Months      Six Months
                                                                     Ended           Ended           Ended           Ended
                                                                 Dec. 31, 2009   Dec. 31, 2008   Dec. 31, 2009   Dec. 31, 2008
                                                                 -------------   -------------   -------------   -------------


NET SALES                                                         $   548,644     $   542,914     $ 1,220,460     $ 1,139,151

COST OF SALES                                                         109,073          99,859         248,091         214,426
                                                                  -----------     -----------     -----------     -----------

GROSS PROFIT                                                          439,571         443,055         972,369         924,725

OPERATING EXPENSES

       Salaries and Benefits                                          244,365         192,563         492,599         374,916
       Selling, General and Administrative                            205,411         201,661         411,311         452,047
                                                                  -----------     -----------     -----------     -----------
                                                                      449,776         394,224         903,910         826,963

INCOME (LOSS) FROM OPERATIONS                                         (10,205)         48,831          68,459          97,762

OTHER INCOME (EXPENSE)
       Interest Income                                                  1,500           3,035           3,689           5,761
       Interest Expense                                                (8,150)         (8,683)        (16,400)        (17,346)
                                                                  -----------     -----------     -----------     -----------
                                                                       (6,650)         (5,648)        (12,711)        (11,585)

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES          (16,855)         43,183          55,748          86,177

INCOME TAX (EXPENSE) BENEFIT                                            2,565         (18,331)        (26,725)        (30,854)
                                                                  -----------     -----------     -----------     -----------

NET INCOME (LOSS) FROM CONTINUING OPERATIONS                          (14,290)         24,852          29,023          55,323

DISCONTINUED OPERATIONS
       Income (Loss) from Operations of Discontinued Component        (17,211)        (23,309)         39,365         (49,673)
       Provision for Income Tax (Expense) Benefit                       6,477           8,771         (14,813)         18,692
                                                                  -----------     -----------     -----------     -----------
NET INCOME (LOSS) FROM DISCONTINUED OPERATIONS                        (10,734)        (14,538)         24,552         (30,981)

NET INCOME (LOSS)                                                     (25,024)         10,314          53,575          24,342

Dividend requirements on preferred stock                               (4,977)         (4,977)         (9,955)         (9,955)
                                                                  -----------     -----------     -----------     -----------

Basic net income (loss) available to common shares                $   (30,001)    $     5,337     $    43,620     $    14,387
                                                                  ===========     ===========     ===========     ===========

Basic net income per common share
       Continuing Operations                                      $      --       $      --       $      --       $      --
       Discontinued Operations                                    $      --       $      --       $      --       $      --
Total Basic Net Income Per Share

Weighted average number of common shares outstanding                8,055,388       8,055,388       8,055,388       8,055,388
                                                                  ===========     ===========     ===========     ===========

Diluted net income per common share
       Continuing Operations                                      $      --       $      --       $      --       $      --
       Discontinued Operations                                    $      --       $      --       $      --       $      --
Total Diluted Net Income Per Share

Weighted average number of common shares
       outstanding, basic and diluted                               8,254,488       8,417,446       8,254,488       8,417,446
                                                                  ===========     ===========     ===========     ===========


                       The accompanying notes are an integral part of these financial statements.


PROCYON CORPORATION & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ending December 31, 2009 and 2008

                                                                                (unaudited)   (unaudited)
                                                                                December 31,  December 31,
                                                                                    2009          2008
                                                                                 ---------     ---------

CASH FLOWS FROM OPERATING ACTIVITIES

Net Income                                                                       $  53,575     $  24,342
Adjustments to reconcile net income to net cash used in operating activities:
         Depreciation                                                               14,498        17,491
         Deferred Income Taxes                                                      41,538        12,162
         Allowance for Doubtful Accounts                                            (3,200)         --
         Accrued Interest on Certificates of Deposit                                 5,971          (960)
         Decrease (increase) in:
                 Accounts Receivable                                                89,920        56,124
                 Inventory                                                         (33,600)      (11,201)
                 Prepaid Expenses                                                    7,482        13,376
                 Other Assets                                                         --          (1,062)
         Increase (decrease) in:
                 Accounts Payable                                                   (3,111)       (3,019)
                 Accrued Expenses                                                  (21,703)      (30,056)
                                                                                 ---------     ---------
                         NET CASH PROVIDED BY OPERATING ACTIVITIES                 151,370        77,197

CASH FLOW FROM INVESTING ACTIVITIES

         Purchase of Certificates of Deposit                                          --         (51,000)
         Redemption of Certificate of Deposit                                      189,659        47,874
         Purchase of property & equipment                                           (8,573)       (8,024)
                                                                                 ---------     ---------
                         NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES          181,086       (11,150)

CASH FLOW FROM FINANCING ACTIVITIES

         Payments on Mortgage Payable                                              (11,692)      (10,859)
                                                                                 ---------     ---------
                         NET CASH USED BY FINANCING ACTIVITIES                     (11,692)      (10,859)

                         NET CHANGE IN CASH                                        320,764        55,188

CASH AT BEGINNING OF PERIOD                                                        403,030       278,878
                                                                                 ---------     ---------

                         CASH AT END OF PERIOD                                   $ 723,794     $ 334,066
                                                                                 =========     =========

SUPPLEMENTAL DISCLOSURES

Interest Paid                                                                    $  16,323     $  17,150
Taxes Paid                                                                       $    --       $    --

Non Cash Transaction Disclosure

Marketing Expense paid for by Accounts Rececivable

                 The accompanying notes are an integral part of these financial statements.

                                                     5

Notes to Financial Statements

NOTE A - SUMMARY OF ACCOUNTING POLICIES

     The interim financial statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles ("GAAP") have been condensed or omitted as allowed by such rules and regulations. The Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the Company's audited financial statements dated June 30, 2009. The results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year.

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

CODIFICATION

     In September 2009, the FASB issued new accounting guidance, effective for financial statements issued for interim and annual periods ending after September 15, 2009, which identifies the FASB Accounting Standards Codification ("Codification") as the authoritative source of GAAP in the United States, except for rules and interpretive releases of the SEC, which will continue to be sources of authoritative U.S. GAAP for SEC registrants. Codification is not intended to change GAAP. We believe that the adoption of this new accounting guidance has not had, and will not have any impact on our financial position or results of operations.

STOCK-BASED COMPENSATION

     In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123R ("SFAS 123R"), "Share-Based Payment," (Topic 718 - Compensation -Stock Compensation in the Accounting Standards Codification) is effective for small business publicly traded companies, for interim or annual periods beginning after December 15, 2005. All share-based payments to employees, including grants of employee stock options, are to be recognized in the statement of operations based upon their fair values and rescinds the acceptance of pro forma disclosure. The Company adopted a new stock option plan, providing the Company a continued means of offering stock-based compensation.

     On December 31, 2009, there were outstanding options to purchase 65,000 shares of our common stock at exercise price of $0.16 per share and expiration date of November 2010. These options were vested at the time of grant. During the quarter ended December 31, 2009, no options were granted. Therefore, the adoption of Topic 718 does not have an impact on our statement of operations for period ending December 31, 2009.

     The fair value of a stock option is determined using the Black-Scholes option-pricing model, which values options based on the stock price at the grant date, the expected life of the option, the estimated volatility of the stock, the expected dividend payments, and the risk-free interest rate over the life of the option. There were no options granted during the quarters ended December 31, 2009 and 2008.

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

NOTE B - INVENTORIES

     Inventories consisted of the following:

                                                December 31,    June 30,
                                                   2009           2009
                                                 --------       --------
     Finished Goods                              $ 60,321       $ 45,217
     Raw Materials                               $ 82,777       $ 64,281
                                                 --------       --------
                                                 $143,098       $109,498
                                                 ========       ========

NOTE C - STOCKHOLDERS' EQUITY

     During January 1995, the Company's Board of Directors authorized the issuance of up to 4,000,000 shares of Series A Cumulative Convertible Preferred Stock ("Series A Preferred Stock"). The preferred stockholders are entitled to receive, as and if declared by the board of directors, quarterly dividends at an annual rate of $.10 per share of Series A Preferred Stock per annum. Dividends will accrue without interest and will be cumulative from the date of issuance of the Series A Preferred Stock and will be payable quarterly in arrears in cash or publicly traded common stock when and if declared by the Board of Directors. As of December 31, 2009, no dividends have been declared. Dividends in arrears on the outstanding preferred shares total $251,326 as of December 31, 2009.

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

     The Board of Directors of the Company approved a plan on December 8, 2007 to repurchase shares of Procyon Corporation's outstanding common stock. The repurchase plan authorizes management to repurchase from time to time up to 10% of the total outstanding shares of common stock as of December 8, 2007, subject to applicable SEC regulations and compliance with the Company's trading window policies. The Board's authorization is based on its belief that Procyon's common stock is underpriced at times given the Company's working capital, liquidity, assets, book value and future prospects. The shares may be repurchased from time to time in the open market, through block purchases or in privately negotiated transactions depending upon market conditions and other factors, in accordance with SEC Rule 10b-18. Procyon has no commitment or obligation to purchase all or any portion of the authorized shares. All shares purchased are canceled and returned to the status of authorized but unissued common stock. The plan does not have an expiration date. As of December 31, 2009, no shares of common stock had been repurchased by the Company pursuant to its repurchase plan.

NOTE D - INCOME TAXES AND AVAILABLE CARRYFORWARD

     As of December 31, 2009, the Company had consolidated income tax net operating loss ("NOL") carryforward for federal income tax purposes of approximately $2,728,000. The federal NOL will expire in various years ending through the year 2023. The utilization of certain of the loss carryforwards are limited under Section 382 of the Internal Revenue Code.

     The components of the provision for income taxes (benefits) are attributable to continuing and discontinued operations as follows:

                                                      Six Months      Six Months
                                                      12/31/2009      12/31/2008
                                                      ----------      ----------

Current

Federal                                                $      0        $      0

State                                                         0               0
                                                       --------        --------


Deferred Continuing Operations

Federal                                                $ 22,819        $ 28,606

State                                                     3,906           2,248
                                                       --------        --------

                                                       $ 26,725        $ 30,854

Deferred - Discontinued Operations

Federal                                                $ 12,648        $(16,889)

State                                                     2,165          (1,803)
                                                       --------        --------

                                                         14,813         (18,692)
                                                       --------        --------

Total Income Tax Expense (Benefit)                     $ 41,538        $ 12,162
                                                       ========        ========

Deferred Income Taxes reflect the net tax effects of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                        Current      Non-Current
                                                       ---------     -----------

Deferred Tax Assets

    NOL and contribution carryforwards                 $  99,806      $ 927,921

    Allowance for doubtful acounts                           376           --
                                                       ---------      ---------
                                                         100,182        927,921

Deferred Tax Liabilities

    Excess of tax over book depreciation                    --          (12,474)
                                                       ---------      ---------

                                                         100,182        915,447
                                                       ---------      ---------


Net Deferred Tax Asset (Liability)                     $ 100,182      $ 915,447
                                                       =========      =========

The Change in valuation allowance is as follows:

     June 30, 2009                   $     --
     December 31, 2009               $     --
                                     ----------
     Change in valuation allowance   $     --
                                     ==========

     Management believes it is more likely than not that it will realize the benefit of the NOL carryforward, because of its continuing trend of earnings. Therefore, a valuation allowance in not considered necessary.

     Income taxes for the periods ended December 31, 2009 and 2008 differ from the amounts computed by applying the effective income tax rates of 37.63% and 37.63%, respectively, to income taxes as a result of the following:

                                                       Six Months    Six Months
                                                      Dec 31, 2009  Dec 31, 2008
                                                      ------------  ------------

Continuing Operations

Expected provision at US statutory rate                 $ 19,539      $ 29,370

State income tax net of federal benefit                    2,086         3,136

Nondeductible & Timing Differences                         3,675         3,459

Change in estimates in available NOL carryforwards         1,425        (5,111)
                                                        --------      --------


Income Tax Expense (Benefit)                            $ 26,725      $ 30,854
                                                        ========      ========


Discontinued Operations

Expected provision at US statutory rate                   13,384       (16,889)

Sate income tax net of federal benefit                     1,429        (1,803)
                                                        --------      --------

                                                        $ 14,813      $(18,692)
                                                        ========      ========

NOTE E - MORTGAGE PAYABLE

     On July 21, 2006, we entered into a mortgage loan, guaranteed by our C.E.O. Regina W. Anderson, for $508,000 with the Bank of America for the purchase of our corporate office building which has a net book value of approximately $469,000. The mortgage loan is due in 14 years and interest is fixed at 7.25%. Interest expense was $16,400 for the six months ended December 31, 2009.

     Maturities of long-term debt associated with the mortgage payable are as follows:


              Year Ending June 30,
              -----------------------------------------------

                     6 months 2010                            $  12,471

                     2011                                        26,335

                     2012                                        28,309

                     2013                                        30,431

                     2014                                        32,712

                     2015 and thereafter                        305,662
                                                              ---------

                                                                435,920

                     Less current portion                        25,400
                                                              ---------

                                                              $ 410,520
                                                              =========

NOTE F - LINE OF CREDIT

     The Company has a $250,000, due-on-demand line of credit with a financial institution, collateralized by the Company's inventory of $143,098 and accounts receivable assets of $126,005. The line of credit is renewable annually in April. The C.E.O. of the Company personally guaranteed the line of credit to the Company. At December 31, 2009, the Company owed $0 on the line of credit. The line of credit extends terms of cash advances at a variable rate set equal to the banks prime rate at the time of advance. The interest rate can fluctuate according to the banks changes in its published prime rate.

NOTE G - RELATED PARTY TRANSACTIONS

     Our Chief Executive Officer, Regina W. Anderson, guaranteed a loan for the Company in the amount of $508,000, issued in connection with our purchase of our office building in July 2006, as well as the $250,000 line of credit.

NOTE I - RECENTLY ISSUED ACCOUNTING STANDARDS

     In June 2009, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 168 ("SFAS 168"), "The FASB Accounting Standards Codification(TM) and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162" (Topic 105 - Generally Accepted Accounting Principles in the Accounting Standards Codification). The FASB Accounting Standards Codification(TM) ("Codification") became the source of authoritative United States generally accepted accounting principles ("GAAP") recognized by the FASB to be applied by non-government entities. Rules and interpretive releases of the Securities and Exchange Commission ("SEC") under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of Topic 105, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grand fathered non-SEC accounting literature not included in the Codification will become non-authoritative. Topic 105 is effective for financial statements issued for interim and annual periods ending after September 15, 2009, after which the FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, the FASB will issue Accounting Standard Updates, which the FASB will not consider as authoritative in their own right. Accounting Standard Updates will serve only to update the Codification, provide background information about the guidance and provide bases for conclusions on the change(s) in the Codification.

NOTE J - DISCONTINUED OPERATIONS

     As previously reported in our current report on Form 8-K, filed on August 3, 2009, we entered into an Asset Purchase Agreement, effective July 31, 2009 with Priority Diabetes Supply, Inc., a Florida corporation, doing business as Diabetes Wellness Supply ("Priority Diabetes"). Pursuant to the Agreement, we sold certain "Purchased Assets," as defined in the Agreement, including Sirius' customer list, to Priority Diabetes. Thus, as of July 31, 2009, Sirius no longer offers testing products to diabetic customers. Management is considering various options for the future direction of Sirius. The sale to date generated a gain of $80,000, recognized in the income (loss) from operations of discontinued components in the statement of operations. The completion of the 180 day period, resulted in no new payments. The agreement also contains a noncompete period of two years, prohibiting Sirius from engaging in the business of the sale of diabetic testing supply products.

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


                                                     Six Months       Six Months
                                                     12/31/2009       12/31/2008
                                                     ----------       ----------

Revenues                                              $  17,753       $ 141,507

Cost of Sales                                            14,215          83,080

Salaries and Benefits                                     6,455          74,116

Selling, General and Administrative                      39,036          36,019
                                                      ---------       ---------

Loss from Operations                                    (41,953)        (51,708)

Interest Income                                           1,318           2,035

Gain on Sale of Disclosed Assets                         80,000               0
                                                      ---------       ---------

Income (Loss) from Discontinued Operations               39,365         (49,673)

Income Tax Benefit                                      (14,813)         18,692
                                                      ---------       ---------

Income (Loss) from Discontinued Operations,
  net of income taxes                                 $  24,552       $ (30,981)
                                                      =========       =========


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

Codification

     In September 2009, the FASB issued new accounting guidance, effective for financial statements issued for interim and annual periods ending after September 15, 2009, which identifies the FASB Accounting Standards Codification ("Codification") as the authoritative source of GAAP in the United States, except for rules and interpretive releases of the SEC, which will continue to be sources of authoritative U.S. GAAP for SEC registrants. Codification is not intended to change GAAP. We believe that the adoption of this new accounting guidance has not had, and will not have any impact on our financial position or results of operations.

Accounts Receivable Allowance

     Accounts receivable allowance reflects a reserve that reduces our customer accounts and receivable to the net amount estimated to be collectible. The valuation of accounts receivable is based upon the credit-worthiness of customers and third-party payers as well as historical collection experience. Allowances for doubtful accounts are recorded as a selling, general and administrative expense for estimated amounts expected to be uncollectible from third-party payers and customers. The Company bases its estimates on its historical collection experience, current trends, credit policy and on the analysis of accounts by aging category. At December 31, 2009, our allowance for doubtful accounts totaled $1,000.

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

Deferred Income Taxes

     Deferred income taxes are recognized for the expected tax consequences in future years for differences between the tax bases of assets and liabilities and their financial reporting amounts, based upon exacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). (Topic 740 - Income Tax in the Accounting Standards Codification) A valuation allowance is used to reduce deferred tax assets to the net amount expected to be recovered in future periods. The estimates for deferred tax assets and the corresponding valuation allowance require us to exercise complex judgments. We periodically review and adjust those estimates based upon the most current information available. We did not have a valuation allowance as of December 31, 2009. Because the recover ability of deferred tax assets is directly dependent upon future operating results, actual recover ability of deferred tax assets may differ materially from our estimates.

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

FINANCIAL CONDITION

     As of December 31, 2009 the Company's principal sources of liquid assets included cash of $723,794, inventories of $143,098, and net accounts receivable of $126,005. The company also has $53,166 in short term Certificate of Deposits, to take advantage of higher interest rates relative to money market rates. The Company had net working capital of $1,028,122, and long-term debt of $410,520 at December 31, 2009.

     During the six months ended December 31, 2009, cash increased from $403,030 as of June 30, 2009, to $723,794. Operating activities provided cash of $151,371 during the period, consisting primarily of a decrease in accounts receivable of $90,190. Cash generated by investing activities was $181,086 as compared to cash used of $11,150 for the corresponding period in 2008.

     The Company recorded a current deferred tax asset of $100,182, and non-current deferred tax asset of $915,447, at December 31, 2009. Because the recoverability of deferred tax assets is directly dependent upon future operating results, actual recoverability of deferred tax assets may differ materially from our estimates.

RESULTS OF OPERATIONS

Comparison of the three and six months ended December 31, 2009 and 2008.

     Net sales during the quarter ended December 31, 2009, were $548,644, as compared to $542,914 in the quarter ended December 31, 2008, an increase of $5,730, or approximately 1%. Net Sales during the six months ended December 31, 2009, were $1,220,460, as compared to $1,139,151 in the six months ended December 31, 2008, an increase of $81,309, or approximately 7%. Our net sales for the three and six months ended December 31, 2009 increased from corresponding prior periods primarily because of an increase in skin and wound care product sales.

     Gross profit during the quarter ended December 31, 2009, was $439,571, as compared to $443,055 during the quarter ended December 31, 2008, a decrease of $3,484, or approximately 1%. Gross profit during the six months ended December 31, 2009, was $972,369, as compared to $924,725 during the six months ended December 31, 2008, an increase of $47,644 or 5%. As a percentage of net sales, gross profit was approximately 80% in the quarter ended December 31, 2009, and approximately 82% in the corresponding quarter in 2008. As a percentage of net sales, gross profit was approximately 80% in the six months ended December 31, 2009, and approximately 81% in the corresponding six months in 2008.

     Operating expenses during the quarter ended December 31, 2009, were $449,776, consisting of $244,365 in salaries and benefits, and $205,411 in selling, general and administrative expenses. This compares to operating expenses during the quarter ended December 31, 2008, of $394,224, consisting of $192,563 in salaries and benefits, and $201,661 in selling, general and administrative expenses. Expenses for the quarter ended December 31, 2009, increased by approximately $55,552, or approximately 14% compared to the corresponding quarter in 2008. The increase in continuing operation expenses was mostly attributable to salaries and benefits transferring from officer compensation that was previously booked under Sirius operations. Operating expenses during the six months ended December 31, 2009, were $903,910, consisting of $492,599 in salaries and benefits, and $411,311 in selling, general and administrative expenses. This compares to operating expenses during the six months ended December 31, 2008 of $826,963, consisting of $ 374,916 in salaries and benefits, and $452,047 in selling, general and administrative expenses. Expenses for the six months ended December 31, 2009 increased by approximately $76,947, or approximately 9% compared to the corresponding period in 2008. Increases in the salaries and benefits for the current period was due to transfer of Sirius officer compensation and increased commissions from increased sales in fiscal 2009.

     Operating profit decreased by $59,036 (approximately 120%) to a loss of $10,205 for the quarter ended December 31, 2009, as compared to $48,831 in the comparable quarter of the prior year. Net loss from continuing operations before income taxes was $16,855 during the quarter ended December 31, 2009, as compared to a net income from continuing operations before income taxes of $43,183 during the quarter ended December 31, 2008, a decrease of 139%. The decrease in net income from continuing operations before income taxes in both the three and six months periods was primarily attributable to increases in salaries and benefits, secondary to officer compensation previously booked under discontinued operations.

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

     During the second fiscal quarter of 2010, the Company continued to address changes needed to improve board oversight of the financial statement process. We have instituted some changes in segregation of duties as current staffing permits and improved our process of communication with our Board of Directors.

                           PART II. OTHER INFORMATION

ITEM 5. Submission of Matters to a Vote of Security Holders.

We held our annual meeting for fiscal 2010 on Tuesday, December 8, 2009, at 4:00 p.m. EST. The following matters were considered and approved by the shareholders:

A. The following eight directors were elected to hold office for one-year terms or until their successors are elected and qualified:

                                                      Votes
                                      Votes          Against         Total
                                       For         or Withheld       Voted
                                   ------------------------------------------

Regina W. Anderson                  5,205,658        185,422       5,391,080

James B. Anderson                   5,205,658        185,422       5,391,080

Justice W. Anderson                 5,205,658        185,422       5,391,080

Michael T. Foley                    5,205,658        185,422       5,391,080

Paul L. Guilbaud                    5,205,658        185,422       5,391,080

Jeffrey S. Slowgrove                5,205,658        185,422       5,391,080

Fred W. Suggs                       5,205,658        185,422       5,391,080

Chester L. Wallack                  5,166,982        224,098       5,391,080

B. To ratify appointment of Ferlita, Walsh & Gonzalez, P.A. as our independent certified public accountants for the 2010 fiscal year.


                         Votes For            5,287,712

                         Votes Against           67,322

                         Votes Abstaining        36,046
                                              =========

                         Total Voted          5,391,080

C. To ratify the Board of Director's proposal to adopt the 2009 Stock Option
Plan.


                       Votes For               4,353,949.00

                       Votes Against              66,200.00

                       Votes Abstaining           10,000.00
                                               ============

                       Total Voted             4,430,149.00

     Subsequent to the tabulation of votes for nominees for the Board of Directors at our Annual Shareholder's Meeting on December 8, 2009, with votes in sufficient number having been voted in favor of the appointment of Paul Guilbaud for service on the Board of Directors, Mr. Guilbaud withdrew his acceptance to serve on the Board of Directors, citing potential conflicts of interest in connection with a company with which he recently became involved. The Board of Directors currently consists of seven directors.

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

                                             PROCYON CORPORATION


February 16, 2010                            By:/s/ REGINA W. ANDERSON
-----------------                            ----------------------
Date                                         Regina W. Anderson, Chief Executive
                                             Officer