Form 10-Q
period 2010-03-31
PROCYON CORP
filed 2010-05-13
CIK 812306

SECURITIES & EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

[x] Quarterly Report Under Section 13 or 15 (d) of
the Securities Exchange Act of 1934

For Quarterly Period Ended March 31, 2010

[ ] Transition Report Under Section 13 or 18(d) of the Exchange Act

Commission File Number: 0-17449

PROCYON CORPORATION
(Exact Name of Small Business Issuer as specified in its charter)

COLORADO	59-3280822
(State of Incorporation)                  (IRS Employer Identification Number)

1300 S. Highland Ave. Clearwater, FL 33756
(Address of Principal Offices)

(727) 447-2998
(Issuer’s Telephone Number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [ X ] NO [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ____ No ____

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer _____	Accelerated filer _____
Non-accelerated filer (Do not check if a smaller reporting company)__	Smaller reporting company X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ X ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common stock, no par value; 8,055,388 shares outstanding as of May10, 2010.

PART I. - FINANCIAL INFORMATION

Item	Page

ITEM 1. FINANCIAL STATEMENTS	3

Index to Financial Statements

Financial Statements:

Consolidated Balance Sheets	3
Consolidated Statements of Operations	4
Consolidated Statements of Cash Flows	5
Notes to Financial Statements	6

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS	12

ITEM 4. CONTROLS AND PROCEDURES	16

PART II. - OTHER INFORMATION

ITEM 5. OTHER INFORMATION	17

ITEM 6. EXHIBITS	17

SIGNATURES	17

PROCYON CORPORATION & SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
March 31, 2010 and June 30, 2009
	(unaudited)	(audited)
	March 31,	June 30,
	2010	2009
ASSETS

CURRENT ASSETS
Cash	$736,382	$403,030
Certificate of Deposits, and accrued interest	53,730	248,796
Accounts receivable, less allowance for doubtful
accounts of $1,000 and $4,200, respectively.	188,637	212,725
Inventories	136,027	109,498
Prepaid expenses	146,037	154,109
Deferred tax asset	84,149	48,954
TOTAL CURRENT ASSETS	1,344,962	1,177,112

PROPERTY AND EQUIPMENT, NET	520,939	534,339

OTHER ASSETS
Deposits	2,575	2,575
Deferred tax asset	896,152	1,008,213
	898,727	1,010,788

TOTAL ASSETS	$2,764,628	$2,722,239

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts Payable	$90,047	$135,066
Accrued Expenses and Other	120,499	129,097
Current Portion of Mortgage Payable	25,863	24,498
TOTAL CURRENT LIABILITIES	236,409	288,661

LONG-TERM LIABILITIES
Mortgage Payable	403,919	423,114
TOTAL LONG TERM LIABILITIES	403,919	423,114

STOCKHOLDERS' EQUITY
Preferred stock, 496,000,000 shares authorized,
none issued	-	-
Series A Cumulative Convertible Preferred stock,
no par value; 4,000,000 shares authorized; 199,100
shares issued and outstanding	154,950	154,950
Common stock, no par value, 80,000,000 shares
authorized; 8,052,388 shares issued and outstanding	4,416,676	4,416,676
Paid-in Capital	6,000	6,000
Accumulated deficit	(2,453,326)	(2,567,162)
TOTAL STOCKHOLDERS' EQUITY	2,124,300	2,010,464

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,764,628	$2,722,239

The accompanying notes are an integral part of these financial statements.

3

PROCYON CORPORATION & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Three & Nine Months Ended March 31, 2010 and 2009

	(unaudited)	(unaudited)	(unaudited)	(unaudited)
	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	Mar. 31, 2010	Mar. 31, 2009	Mar. 31, 2010	Mar. 31, 2009

NET SALES	$668,641	$633,524	$1,889,101	$1,772,676

COST OF SALES	134,059	113,923	382,150	328,348

GROSS PROFIT	534,582	519,601	1,506,951	1,444,328

OPERATING EXPENSES

Salaries and Benefits	233,757	218,953	726,356	593,868
Selling, General and Administrative	199,673	228,313	610,984	680,360
	433,430	447,266	1,337,340	1,274,228

INCOME (LOSS) FROM OPERATIONS	101,152	72,335	169,611	170,100

OTHER INCOME (EXPENSE)
Interest Income	1,572	2,774	5,262	8,534
Interest Expense	(7,846)	(8,192)	(24,247)	(25,536)
	(6,274)	(5,418)	(18,985)	(17,002)

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	94,878	66,917	150,626	153,098

INCOME TAX (EXPENSE) BENEFIT	(35,061)	(27,282)	(61,786)	(58,136)

NET INCOME (LOSS) FROM CONTINUING OPERATIONS	59,817	39,635	88,840	94,962

DISCONTINUED OPERATIONS
Income (Loss) from Operations of Discontinued Component	712	(17,283)	40,077	(66,957)
Provision for Income Tax (Expense) Benefit	(268)	6,504	(15,081)	25,196
NET INCOME (LOSS) FROM DISCONTINUED OPERATIONS	444	(10,779)	24,996	(41,761)

NET INCOME (LOSS)	60,261	28,856	113,836	53,201

Dividend requirements on preferred stock	(4,977)	(4,977)	(14,933)	(14,933)

Basic net income (loss) available to common shares	$55,284	$23,879	$98,903	$38,268

Basic net income per common share
Continuing Operations	$0.01	$-	$0.01	$0.01
Discontinued Operations	$-	$-	$-	$(0.01)
Total Basic Net Income Per Share

Weighted average number of common shares outstanding	8,055,388	8,055,388	8,055,388	8,055,388

Diluted net income per common share
Continuing Operations	$0.01	$-	$0.01	$0.01
Discontinued Operations	$-	$-	$-	$-
Total Diluted Net Income Per Share

Weighted average number of common shares	8,254,488	8,414,259	8,254,488	8,414,259
outstanding, basic and diluted

The accompanying notes are an integral part of these financial statements.

PROCYON CORPORATION & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ending March 31, 2010 and 2009

	(unaudited)	(unaudited)
	March 31,	March 31,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES

Net Income	$113,836	$53,201
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	21,973	25,105
Deferred Income Taxes	76,867	32,940
Allowance for Doubtful Accounts	(3,200)	1,000
Accrued Interest on Certificates of Deposit	5,407	(3,258)
Decrease (increase) in:
Accounts Receivable	17,389	(23,401)
Inventory	(26,529)	38,705
Prepaid Expenses	8,071	(8,023)
Other Assets	-	(1,062)
Increase (decrease) in:
Accounts Payable	(35,120)	(43,749)
Accrued Expenses	(8,598)	(4,739)
NET CASH PROVIDED BY OPERATING ACTIVITIES	170,096	66,719

CASH FLOW FROM INVESTING ACTIVITIES

Purchase of Certificates of Deposit	-	(51,000)
Redemption of Certificate of Deposit	189,659	47,874
Purchase of property & equipment	(8,573)	(11,331)
NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES	181,086	(14,457)

CASH FLOW FROM FINANCING ACTIVITIES

Payments on Mortgage Payable	(17,830)	(16,577)
NET CASH USED BY FINANCING ACTIVITIES	(17,830)	(16,577)

NET CHANGE IN CASH	333,352	35,685

CASH AT BEGINNING OF PERIOD	403,030	278,878

CASH AT END OF PERIOD	$736,382	$314,563

SUPPLEMENTAL DISCLOSURES

Interest Paid	$24,189	$25,437
Taxes Paid	$-	$-

Non Cash Transaction Disclosure

Marketing Expense paid for by Accounts Rececivable	$9,900	$-

The accompanying notes are an integral part of these financial statements.

Notes to Financial Statements

NOTE A - SUMMARY OF ACCOUNTING POLICIES

The interim financial statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) have been condensed or omitted as allowed by such rules and regulations. The Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the Company’s audited financial statements dated June 30, 2009. The results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year.

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

CODIFICATION

            In September 2009, the FASB issued new accounting guidance, effective for financial statements issued for interim and annual periods ending after September 15, 2009, which identifies the FASB Accounting Standards Codification ("Codification") as the authoritative source of GAAP in the United States, except for rules and interpretive releases of the SEC, which will continue to be sources of authoritative U.S. GAAP for SEC registrants. Codification is not intended to change GAAP. We believe that the adoption of this new accounting guidance has not had, and will not have, any impact on our financial position or results of operations.

STOCK-BASED COMPENSATION

Stock based compensation is accounted for in accordance with Topic 718 - Compensation -Stock Compensation in the Accounting Standards Codification. All share-based payments to employees, including grants of employee stock options, are to be recognized in the statement of operations based upon their fair values and rescinds the acceptance of pro forma disclosure. In December 2009, our shareholders approved the adoption of a new stock option plan, providing the Company a continued means of offering stock-based compensation.

On March  31, 2010, there were outstanding options to purchase 65,000 shares of our common stock at exercise price of $0.16 per share and expiration date of November 2010. These options were vested at the time of grant. During the quarter ended March 31, 2010, no options were granted. Therefore, the adoption of Topic 718 does not have a material impact on our statement of operations for period ending March 31, 2010.

The fair value of a stock option is determined using the Black-Scholes option-pricing model, which values options based on the stock price at the grant date, the expected life of the option, the estimated volatility of the stock, the expected dividend payments, and the risk-free interest rate over the life of the option. There were no options granted during the quarters ended March 31, 2010 and 2009.

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

SUBSEQUENT EVENTS

We have evaluated subsequent events through May 10, 2010 which is the date the financial statements were available to be issued.

RECLASSIFICATION

We have reclassified $5,971 of accrued interest from accounts receivable to certificates of deposit on the balance sheet for June 30, 2009.

NOTE B - INVENTORIES

Inventories consisted of the following:
	March 31,	June 30,
	2010	2009
Finished Goods	$46,551	$45,217
Raw Materials	$89,476	$64,281
	$136,027	$109,498

NOTE C - STOCKHOLDERS’ EQUITY

During January 1995, the Company's Board of Directors authorized the issuance of up to 4,000,000 shares of Series A Cumulative Convertible Preferred Stock (“Series A Preferred Stock”). The preferred stockholders are entitled to receive, as and if declared by the board of directors, quarterly dividends at an annual rate of $.10 per share of Series A Preferred Stock per annum. Dividends will accrue without interest and will be cumulative from the date of issuance of the Series A Preferred Stock and will be payable quarterly in arrears in cash or publicly traded common stock when and if declared by the Board of Directors. As of March 31, 2010, no dividends have been declared. Dividends in arrears on the outstanding preferred shares total $256,304 as of March 31, 2010.

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

The Board of Directors of the Company approved a plan on December 8, 2007 to repurchase shares of Procyon Corporation's outstanding common stock. The repurchase plan authorizes management to repurchase from time to time up to 10% of the total outstanding shares of common stock as of December 8, 2007, subject to applicable SEC regulations and compliance with the Company's trading window policies. The Board's authorization is based on its belief that Procyon's common stock is underpriced at times given the Company's working capital, liquidity, assets, book value and future prospects. The shares may be repurchased from time to time in the open market, through block purchases or in privately negotiated transactions depending upon market conditions and other factors, in accordance with SEC Rule 10b-18. Procyon has no commitment or obligation to purchase all or any portion of the authorized shares. All shares purchased are canceled and returned to the status of authorized but unissued common stock. The plan does not have an expiration date. As of March 31, 2010, no shares of common stock had been repurchased by the Company pursuant to its repurchase plan.

NOTE D - INCOME TAXES AND AVAILABLE CARRYFORWARD

As of March 31, 2010, the Company had consolidated income tax net operating loss ("NOL") carryforward for federal income tax purposes of approximately $2,630,000. The federal NOL will expire in various years ending through the year 2028. The benefits of NOL carryforward for the nine months ended March 31, 2010 and 2009 were $76,837 and $32,940, respectively.

The components of the provision for income taxes (benefits) attributable to continuing and discontinued operations are as follows:

	Nine Months 3/31/2010	Nine Months 3/31/2009
Current
Federal	$0	$0
State	0	0
	$0	$0

Deferred Continuing Operations
Federal	$52,036	$49,639
State	9,750	8,497
	$61,786	$58,136
Deferred - Discontinued Operations
Federal	$13,626	$(21,513)
State	1,455	(3,683)
	$15,081	$(25,196)

Deferred Income Taxes reflect the net tax effects of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

	Current	Non-Current
Deferred Tax Assets
NOL and contribution carryforwards	$84,525	$896,152
Allowance for doubtful acounts	(376)
	84,149	896,152
Deferred Tax Liabilities
Excess of tax over book depreciation	-	-
	84,149	896,152

Net Deferred Tax Asset (Liability)	$84,149	$896,152

The Change in valuation allowance is as follows:

June 30, 2009	$-
March 31, 2010	$-
Change in valuation allowance	$-

Management believes it is more likely than not that it will realize the benefit of the NOL carryforward, because of its continuing trend of earnings. Therefore, a valuation allowance in not considered necessary.

Income taxes for the periods ended March 31, 2010 and 2009 differ from the amounts computed by applying the effective income tax rates of 37.63% and 37.63%, respectively, to income taxes as a result of the following:
	Nine Months Mar 31, 2010	Nine Months Mar 31, 2009
Continuing Operations
Expected provision at US statutory rate	$51,213	$50,801
State income tax net of federal benefit	5,468	6,809
Nondeductible & timing differences	2,686	3,662
Change in estimates in available NOL carryforwards	2,419	(3,136)
Income Tax Expense (Benefit)	$61,786	$58,136
Discontinued Operations
Expected provision at US statutory rate	13,626	(21,513)
State income tax net of federal benefit	1,455	(3,683)
Income Tax Expense (Benefit)	$15,081	$(25,196)

The earliest tax year still subject to examination by a major taxing jurisdiction is fiscal year end June 30, 2007.

NOTE E - MORTGAGE PAYABLE

On July 21, 2006, we entered into a mortgage loan, guaranteed by our C.E.O. Regina W. Anderson, for $508,000 with the Bank of America for the purchase of our corporate office building which has a net book value of approximately $480,000. The mortgage loan is due in 14 years and interest is fixed at 7.25%. Interest expense was $24,247 for the nine months ended December 31, 2009.

Maturities of long-term debt associated with the mortgage payable are as follows:

Year Ending June 30,
3 months 2010	$6,292
2011	26,335
2012	28,309
2013	30,431
2014	32,712
2015 and thereafter	305,703
429,782
Less current portion	25,863
$403,919

NOTE F - LINE OF CREDIT

The Company has a $250,000, due-on-demand line of credit with a financial institution, collateralized by the Company’s inventory of $136,027 and accounts receivable assets of $188,637.  The line of credit is renewable annually in April. The C.E.O. of the Company personally guaranteed the line of credit to the Company. At March 31, 2010, the Company owed $0 on the line of credit. The line of credit extends terms of cash advances at a variable rate set equal to the prime rate at the time of advance. The interest rate can fluctuate according to the changes in its published prime rate.

NOTE G - RELATED PARTY TRANSACTIONS

Our Chief Executive Officer, Regina W. Anderson, guaranteed a loan for the Company in the amount of $508,000, issued in connection with our purchase of our office building in July 2006, as well as the $250,000 line of credit.

NOTE I – RECENTLY ISSUED ACCOUNTING STANDARDS

The Financial Accounting Standards Board (“FASB”) Accounting Standards Codification™ (“Codification”) became the source of authoritative United States generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by non-government entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of Topic 105, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. Topic 105 is effective for financial statements issued for interim and annual periods ending after September 15, 2009, after which the FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, the FASB will issue Accounting Standard Updates, which the FASB will not consider as authoritative in their own right. Accounting Standard Updates will serve only to update the Codification, provide background information about the guidance and provide bases for conclusions on the change(s) in the Codification.

NOTE J - DISCONTINUED OPERATIONS

As previously reported, we entered into an Asset Purchase Agreement, effective July 31, 2009 with Priority Diabetes Supply, Inc., a Florida corporation, doing business as Diabetes Wellness Supply ("Priority Diabetes"). Pursuant to the Agreement, we sold certain "Purchased Assets," as defined in the Agreement, including Sirius' customer list, to Priority Diabetes. Thus, as of July 31, 2009, Sirius no longer offers testing products to diabetic customers. Management is considering various options for the future direction of Sirius. The sale to date generated a gain of $80,000, recognized in income (loss) from operations of discontinued components in the statements of operations. The completion of the 180 day price adjustment period resulted in no new payments. The agreement also contains a non-compete period of two years, prohibiting Sirius from engaging in the business of the sale of diabetic testing supply products.

As a result of the sale, the results of the Sirius subsidiary, which had previously been presented as a separate reporting segment, are included in discontinued operations in the Company’s consolidated financial statements of operations. No other assets or liabilities were sold in this sale. All prior period information has been reclassified to be consistent with the current period presentation.

The following amounts related to the Sirius subsidiary were derived from historical financial information and have been segregated from continuing operations and reported as discontinued operations.

	Nine Months 3/31/2010	Nine Months 3/31/2009
Revenues	$17,753	$206,621
Cost of Sales	14,215	119,710
Salaries and Benefits	6,470	108,289
Selling, General and Administrative	38,985	48,519
Loss from Operations	(41,919)	(69,896)
Interest Income	1,996	2,940
Gain on Sale of Disclosed Assets	80,000	0
Income (Loss) from Discontinued Operations	40,077	(66,957)
Income Tax Benefit	(15,081)	25,196
Income (Loss) from Discontinued Operations, net of income taxes	$24,996	$(41,761)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

General

The following discussion and analysis should be read in conjunction with the unaudited Condensed Financial Statements and Notes thereto appearing elsewhere in this report.

This Report on Form 10-Q, including Management’s Discussion and Analysis of Financial Condition and Results of Operation, contains forward-looking statements. When used in this report, the words “may,” “will,” “expect,” “anticipate,” “continue,” “estimate,” “project,” “intend,” “hope,” “believe” and similar expressions, variations of these words or the negative of those words, and, any statement regarding possible or assumed future results of operations of the Company's business, the markets for its products, anticipated expenditures, regulatory developments or competition, or other statements regarding matters that are not historical facts, are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 regarding events, conditions and financial trends including, without limitation, business conditions in the skin and wound care market, diabetic market and the general economy, competitive factors, changes in product mix, production delays, manufacturing capabilities, and other risks or uncertainties detailed in other of the Company's Securities and Exchange Commission filings. Such statements are based on management’s current expectations and are subject to risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, the Company's actual plan of operations, business strategy, operating results and financial position could differ materially from those expressed in, or implied by, such forward-looking statements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company's condensed financial statements have been prepared in accordance with standards of the Public Company Accounting Oversight Board (United States), which require the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosures. A summary of those significant accounting policies can be found in the Notes to the Consolidated Financial Statements included in the Company's annual report on form 10-K, for the year ended June 30, 2009, which was filed with the Securities and Exchange Commission on September 28, 2009. The estimates used by management are based upon the Company's historical experiences combined with management’s understanding of current facts and circumstances. Certain of the Company's accounting policies are considered critical as they are both important to the portrayal of the Company's financial condition and the results of its operations and require significant or complex judgments on the part of management. We believe that the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our financial statements.

Codification

            In September 2009, the FASB issued new accounting guidance, effective for financial statements issued for interim and annual periods ending after September 15, 2009, which identifies the FASB Accounting Standards Codification ("Codification") as the authoritative source of GAAP in the United States, except for rules and interpretive releases of the SEC, which will continue to be sources of authoritative U.S. GAAP for SEC registrants. Codification is not intended to change GAAP. We believe that the adoption of this new accounting guidance has not had, and will not have, any impact on our financial position or results of operations.

Accounts Receivable Allowance

Accounts receivable allowance reflects a reserve that reduces our customer accounts and receivable to the net amount estimated to be collectible. The valuation of accounts receivable is based upon the credit-worthiness of customers and third-party payers as well as historical collection experience. Allowances for doubtful accounts are recorded as a selling, general and administrative expense for estimated amounts expected to be uncollectible from third-party payers and customers. The Company bases its estimates on its historical collection experience, current trends, credit policy and on the analysis of accounts by aging category. At March 31, 2010 our allowance for doubtful accounts totaled $1,000.

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

Deferred Income Taxes

Deferred income taxes are recognized for the expected tax consequences in future years for differences between the tax bases of assets and liabilities and their financial reporting amounts, based upon exacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. The Company accounts for income taxes under Topic 740 - Income Tax in the Accounting Standards Codification. A valuation allowance is used to reduce deferred tax assets to the net amount expected to be recovered in future periods. The estimates for deferred tax assets and the corresponding valuation allowance require us to exercise complex judgments. We periodically review and adjust those estimates based upon the most current information available. We did not have a valuation allowance as of March 31, 2010. Because the recover ability of deferred tax assets is directly dependent upon future operating results, actual recover ability of deferred tax assets may differ materially from our estimates.

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

Stock Based Compensation

Stock based compensation is accounted for in accordance with Topic 718 - Compensation - Stock Compensation in the Accounting Standards Codification. All share-based payments to employees, including grants of employee stock options, are to be recognized in the statement of operations based upon their fair values and rescinds the acceptance of pro forma disclosure.

Recent Developments

Effective July 31, 2009, Sirius entered into an Asset Purchase Agreement with Priority Diabetes Supply, Inc. Under the terms of the Agreement Sirius sold certain “Purchased Assets,” as defined in the Asset Purchase agreement, to Priority Diabetes, consisting primarily of Sirius' list of diabetic customers. As of August 1, 2009, Sirius no longer markets diabetic testing products. Management is considering various alternatives for Sirius' future business operations.

In December 2008, PDAC (formerly SADMERC), issued new requirements for products to be eligible for Medicare and Medicaid reimbursement. All amorphous hydrogels and all hydrogel gauze dressings require sterility for reimbursement as of January 1, 2009. Amerx re-evaluated the process for manufacturing, the cost of changing manufacturing methods, new packaging and testing cost. Amerx moved forward and was able to provide its customers with a new “sterile” form of the Saturated Gauze Dressing. This new “sterile” form of Saturated Gauze Dressing was approved for reimbursement by PDAC in July of 2009.

RECENTLY ISSUED ACCOUNTING STANDARDS

The Financial Accounting Standards Board (“FASB”) Accounting Standards Codification™ (“Codification”) became the source of authoritative United States generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by non-government entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of Topic 105, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. Topic 105 is effective for financial statements issued for interim and annual periods ending after September 15, 2009, after which the FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, the FASB will issue Accounting Standard Updates, which the FASB will not consider as authoritative in their own right. Accounting Standard Updates will serve only to update the Codification, provide background information about the guidance and provide bases for conclusions on the change(s) in the Codification.

FINANCIAL CONDITION

As of March 31, 2010 the Company's principal sources of liquid assets included cash of $736,382, inventories of $136,027, and net accounts receivable of $188,637. The company also has $53,730 in short term Certificate of Deposits. The Company had net working capital of $1,108,553, and long-term debt of $403,919 at March 31, 2010.

During the nine months ended March 31, 2010, cash increased from $403,030 as of June 30, 2009, to $736,382. Operating activities provided cash of $170,096 during the period, consisting primarily of net income $113,836. Cash generated by investing activities was $181,086 as compared to cash used of $14,457 for the corresponding period in 2009.

The Company recorded a current deferred tax asset of $84,149, and non-current deferred tax asset of $896,152, at March 31, 2010. Because the recoverability of deferred tax assets is directly dependent upon future operating results, actual recoverability of deferred tax assets may differ materially from our estimates.

RESULTS OF OPERATIONS

Comparison of the three and nine months ended March 31, 2010 and 2009.

Net sales during the quarter ended March 31, 2010, were $668,641, as compared to $633,524 in the quarter ended March 31, 2009, an increase of $35,117, or approximately 6%. Net Sales during the nine months ended March 31, 2010, were $1,889,101, as compared to $1,772,676 in the nine months ended March 31, 2009, an increase of $116,425, or approximately 7%. Our net sales for the three and nine  months ended March 31, 2010 increased from corresponding prior periods primarily because of an increase in skin and wound care product sales.

Gross profit during the quarter ended March 31, 2010, was $534,582, as compared to $519,601 during the quarter ended March 31, 2009, an increase of $14,981, or approximately 3%. Gross profit during the nine months ended March 31, 2010, was $1,506,951, as compared to $1,444,328 during the nine months ended March 31, 2009, an increase of $62,623 or 4%. As a percentage of net sales, gross profit was approximately 80% in the quarter ended March 31, 2010, and approximately 82% in the corresponding quarter in 2009. As a percentage of net sales, gross profit was approximately 80% in the nine months ended March 31, 2010, and approximately 81% in the corresponding nine months in 2009.

Operating expenses during the quarter ended March 31, 2010, were $433,430, consisting of $233,757 in salaries and benefits, and $199,673 in selling, general and administrative expenses. This compares to operating expenses during the quarter ended March 31, 2009, of $447,266, consisting of $218,953 in salaries and benefits, and $228,313 in selling, general and administrative expenses. Expenses for the quarter ended March 31, 2010, decreased by approximately $13,836, or approximately 3% compared to the corresponding quarter in 2009. The decrease in continuing operation expenses was largely attributable to a decrease in selling, general and administrative expenses, however this was partly offset by an increase in salaries and benefits. Operating expenses during the nine months ended March 31, 2010, were $1,337,340, consisting of $726,356 in salaries and benefits, and $610,984 in selling, general and administrative expenses. This compares to operating expenses during the nine months ended March 31, 2009 of $1,274,228, consisting of $593,868 in salaries and benefits, and $680,360 in selling, general and administrative expenses. Expenses for the nine months ended March 31, 2010 increased by $63,112, or approximately 5% compared to the corresponding period in 2009. Increases in salaries and benefits for the nine month period was due to increased staffing, transfer of Sirius officer compensation and increased commissions from increased sales in fiscal 2010. Selling, general and administrative expenses were reduced during the nine month period by  decreases in insurance and professional fees, as well as restructuring marketing efforts for improved efficiencies.

Operating profit increased by $28,817 (approximately 40%) to a profit of $101,152 for the quarter ended March 31, 2010, as compared to $72,335 in the comparable quarter of the prior year. Net profit from continuing operations before income taxes was $94,878 during the quarter ended March 31, 2010, as compared to a net income from continuing operations before income taxes of $66,917 during the quarter ended March 31, 2009, an increase of 42%. The increase in net income from continuing operations before income taxes in both the three and nine months periods was primarily attributable to higher net sales along with lowering selling, general and administrative expenses.

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

During the third fiscal quarter of 2010, the Company continued to address changes needed to improve board oversight of the financial statement process. We have instituted some changes in segregation of duties as current staffing permits and improved our process of communication with our Board of Directors. The Company has also made efforts by adopting more internal control policies and procedures. We expect to further address the continuing material weaknesses during our year-end audit and after receiving the attestation report concerning our internal controls from our registered public accounting firm.

PART II. OTHER INFORMATION

ITEM 5. Other Information.

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

PROCYON CORPORATION

May 12, 2010	By:/s/ REGINA W. ANDERSON
Date	Regina W. Anderson, Chief Executive Officer