Form 10-K
period 2010-06-30
PROCYON CORP
filed 2010-09-28
CIK 812306

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[x]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2010

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
Issuer’s telephone number, including area code: (727) 447-2998

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

Indicate by checkmark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [   ]  No [    ]

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a  smaller reporting company. See the definitions of “large accelerated filer,”“accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

[ ] Large accelerated filer	[ ] Accelerated filer
[ ] Non-accelerated filer (Do not check if a smaller reporting company)	[X] Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes[ ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:

The aggregate market value of the 3,726,188 shares of Common Stock held by non-affiliates was $372,619 on September 20, 2010 based on the average bid and asked price of $.125 on such date.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

As of September 15, 2010, there were 8,055,388 shares of the issuers Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:
None.

PART I
ITEM 1.     BUSINESS

History and Organization

Procyon Corporation ("Procyon" or the "Company") consolidates the operations of Procyon with Amerx Health Care Corp. ("Amerx") and Sirius Medical Supply, Inc. ("Sirius"), its wholly-owned subsidiaries, for financial purposes.  Collectively throughout this report, Procyon, Amerx and Sirius may be referred to as the "Company," "us," or "we" or "our."

Procyon, a Colorado corporation, was incorporated on March 19, 1987, and was deemed a development stage company until May 1996, when we acquired Amerx, a corporation based in Clearwater, Florida, which was wholly owned by John C. Anderson, our deceased Chief Executive Officer. Amerx develops and markets proprietary medical products used in the treatment of pressure ulcers, dermatitis, inflammation and other skin problems. We formed Sirius Medical Supply, Inc. (“Sirius”), a Florida corporation, in 2000, to operate as a full service mail order medical supply company selling primarily to Medicare customers. Amerx and Sirius are wholly owned subsidiaries of Procyon. Historically, Amerx’s products are sold through distributors to healthcare institutions, such as physicians, nursing homes and home health care agencies and to retailers, including national and regional chain stores and pharmacies; while Sirius’ products were sold directly to Medicare and Medicaid patients. As previously reported, we entered into an Asset Purchase Agreement, effective July 31, 2009 with Priority Diabetes Supply, Inc., a Florida corporation, doing business as Diabetes Wellness Supply ("Priority Diabetes").  Pursuant to the Agreement, we sold certain "Purchased Assets," as defined in the Agreement, including Sirius' customer list, to Priority Diabetes. Thus, as of July 31, 2009, Sirius no longer offers testing products to diabetic customers and no longer has any material operations. Management is considering various options for the future direction of Sirius.

Products

Amerx Health Care Corp.

Amerx sells a proprietary line of advanced skin and wound care products made with Oakin®, proven to promote healing in wound and problematic skin conditions, including the AmeriGel® Hydrogel Wound Dressing, Amerigel® Hydrogel Saturated Gauze Dressing, AmeriGel® Premium Care Lotion, AmeriGel® Preventive Barrier Lotion, AmeriGel® Saline Wound Wash, and the Amerigel® Post Op Surgical Kit. The AmeriGel® Hydrogel Wound Dressing and Amerigel® Hydrogel Saturated Gauze Dressing are formulated to be used as a wound dressing to manage stages I-IV pressure ulcers, stasis ulcers, diabetic skin ulcers, post-surgical incisions, cuts, abrasions, first and second degree burns and skin irritations. The AmeriGel® Premium Care Lotion is a therapeutic skin conditioner containing emollients which restore moisture to fragile skin and alleviate problematic skin conditions. The AmeriGel® Barrier Lotion provides barrier protection to shield the skin from excess moisture and reduce harmful effects to the skin from friction and chafing. The AmeriGel® Saline Wound Wash is a non-sterile saline solution containing Oakin® and is used for wound cleansing.

Amerx holds a Medicare reimbursement code for the sterile Amerigel® Hydrogel Saturated Gauze Dressing. This reimbursement code, assigned by the Pricing, Data Analysis and Coding contractor for Medicare and Medicaid ("PDAC"), is  on a per pad or per use basis. We believe that this reimbursement code is beneficial to Amerx’s business, allowing customers on Medicare to seek coverage for use of the product.

Amerx spent approximately $24,300 towards research and development efforts over the past fiscal year. These efforts were directed towards additional studies aimed at expanding existing markets.

Each Amerx product is based on proprietary formulations, which we protect as trade secret information. Each product is also registered with the Food and Drug Administration and receives a National Drug Code.

Amerx’s sales increased by 8% during the year ended June 30, 2010 (“fiscal 2010"). In fiscal 2010, Amerx made progress in sales distributed across its entire product line through its marketing focus on the benefits of its proprietary ingredient, Oakin®, contained in each of its products. The Amerigel® product line continues to gain acceptance within the health care community. Amerx’s website, which can be viewed at www.amerigel.com,  provides general information about Amerx’s products to consumers and health care professionals and is equipped to handle direct sales to the public.

Sirius Medical Supply

In fiscal 2009, Sirius’ product offering was directed to the diabetic community and consisted primarily of diabetic supplies, glucose monitors, heating pads, lancets, test strips, syringes and wound care products. After the sale to Priority Diabetes of certain “Purchased Assets,” as defined in the Asset Purchase agreement effective July 31, 2009, Sirius no longer sells diabetic-related products in the Medicare arena. Management determined that due to reduced reimbursement from Medicare and the reinstatement of the CMS Competitive Bidding process with its potential negative impact on Sirius’s ability to sustain its customers, we would make a controlled exit from the diabetic supply market. Sirius offered diabetic products for one month in fiscal 2010.  Since August, 2010, Sirius has had no material operations.

Market for Products

The institutional market for Amerx’s skin and wound care treatment products is primarily comprised of hospitals, nursing homes, home health care agencies and health care practioners. We believe that AmeriGel®products represent a moderately priced, efficacious treatment and prevention program for chronic pressure ulcers and other skin problems which are treated in health care institutions. We are continuing our efforts to penetrate new and existing sectors within the health care market, including sales to government agencies.

The retail market for Amerx’s skin care and wound care products is comprised mainly of national and regional chain stores as well as independent retail pharmacies that sell wound and skin care products to individuals.
The market for Sirius’s products was primarily comprised of diabetic patients who receive benefits from Medicare or Medicaid, or from their insurance companies. Sirius attracted these customers through advertising, direct marketing and referrals.

Distribution and Sales

Amerx’s traditional method of distribution has been through retail and institutional distributors. We expect to continue increasing our distributor base, particularly with distributors capable of introducing Amerx’s products in new medical specialty markets, in new geographical areas and to new retail chains. Distributors typically purchase products from Amerx on standard credit terms. Amerx supports its distributors through product literature, advertising and participation at industry trade shows. All existing distributors sell Amerx products on a non-exclusive basis.

We periodically receive inquiries about international market distribution for the AmeriGel® product line . These inquiries have been generated by our advertising, market presence and web sites (www.amerxhc.com and www.amerigel.com). We respond to and pursue all such inquiries, while complying with applicable international regulatory guidelines. To date, and in fiscal 2010, our international sales of Amerx products have been immaterial to our financial condition and the results of our operations.

Sirius distributed its products directly to consumers by mail order. We had attracted and retained customers through our marketing efforts, which included participating in trade shows, physician education, and customer referral. While the diabetic market contains over 23 million diabetics in the U.S., changes in reimbursement and the re-emergence of competitive bidding influenced management’s decision to focus on the Amerx subsidiary.

In fiscal 2010, Amerx generated gross revenues of approximately $2,547,000 and Sirius, $18,000, which constituted 99% and 1%, respectively, of our total gross revenues.

Significant Customers

During fiscal 2010, sales from one customer accounted for approximately 18% of Amerx’s sales. The loss of this customer could materially and adversely affect our financial condition and the results of our operations. The Company has been able to maintain relationships with its distributors and has been able to establish relationships with new distributors each year. Sirius had no significant single customers as it sold only to end users.

Manufacturing

During fiscal 2010, the majority of manufacturing of Amerx’s products was completed by a non-affiliated manufacturing facility. This company has also performed research and development for Amerx in the past and we expect that it will perform research and development activities for Amerx in the future on an as needed basis. Amerx does not have a written contract with this manufacturer and there are no minimum purchase requirements. In fiscal 2010, Amerx used a second facility based in Dallas, TX, to manufacture the AmeriGel® Saline Wound Wash. If necessary, this manufacturer could aid in manufacturing other AmeriGel® products. Amerx believes there are additional companies that could manufacture Amerx’s products according to its specifications, if necessary. The Company’s manufacturing and packaging activities are performed at a production facility owned and operated by a non-affiliated pharmaceutical manufacturer. The sudden loss or failure of our primary manufacturer could significantly impair Amerx’s ability to fulfill customer orders on a short-term basis and therefore, could materially and adversely affect the Company’s operations. However, we have maintained a long-term relationship with this manufacturer and do not expect any interruption in its production of Amerigel® products in the near term. In addition, the current and projected use of the second manufacturer would help alleviate most short term delays.

Amerx’s manufacturing and packaging activities are performed pursuant to current good manufacturing practices (“CGMP”) as defined under the United States Federal Food, Drug and Cosmetic Act, as amended (the “FFDC Act”); and the regulations promulgated under the FFDC Act. All manufacturing activities are required to comply with the product specifications, supplies and test methods developed by Amerx specifically for its products, as well as the CGMP.

A single manufacturer furnishes one proprietary ingredient contained in all Amerigel® products. Amerx does not have a written contract with this supplier and management believes that, if necessary, an alternative supplier could be secured within a reasonable period of time. The manufacturer generally provides other raw materials and ingredients and we believe there are numerous other sources for these materials and ingredients. However, there can be no assurance that Amerx would be able to timely secure an alternative supplier and the failure to replace this supplier in a timely manner could materially harm Amerx’s operations. We believe that we have a good working relationship with this supplier and do not anticipate any disruption of supplies.

Proprietary Rights

In January 1999, the United States Patent and Trademark Office registered the Company’s AmeriGel®trademark. Amerx also holds a registered Trademark for the principal proprietary ingredient used in all of its currently available products, Oakin®. Amerx relies on a combination of trademark and trade secret protection and confidentiality agreements to establish and protect its proprietary rights.

Competition

The market for skin and wound care treatment products in which Amerx operates is highly competitive. Competition is based on product efficacy, brand recognition, loyalty, quality, price and availability of shelf space in the retail market. Amerx competes against several well-capitalized companies offering a range of skin treatment products as well as small competitors having a limited number of products. Amerx has successfully established its products efficacy and value within specialized health care markets and expects to continue to expand this marketplace.

Order Placement and Backlog

During fiscal 2009, the Company experienced backlogs in the second half of the fiscal year after the Pricing, Data Analysis and Coding contractor for Medicare and Medicaid ("PDAC"), formerly the Statistical Analysis DME Regional Carrier ("SADMERC"), changed its requirements for Medicare and Medicaid reimbursement on short notice. This caused Amerx to rework the production and packaging of the AmeriGel® Saturated Gauze Dressing. The work was accomplished by fiscal year end, and the sterile Saturated Gauze Dressing was given a reimbursement code by PDAC in July of 2009. There was no material backlog in orders placed in fiscal 2010 year.

Governmental Approvals and Regulations

The production and marketing of our products are subject to regulation for safety, efficacy and quality by numerous governmental authorities in the United States. Amerx's advertising and sales practices are subject to regulation by the Federal Trade Commission (the “FTC”), the FDA and state agencies. The FFDC Act, as amended, the regulations promulgated thereunder, and other federal and state statutes and regulations govern, among other things, the testing, manufacture, safety, effectiveness, labeling, storage, record keeping, approval, advertising and promotion of Amerx's products. The FDA regulates the contents, labeling and advertising of Amerx's products. Amerx may be required to obtain FDA approval for proposed nonprescription products. This procedure involves extensive clinical research, and separate FDA approvals are required at various stages of product development. The approval process requires, among other things, presentation of substantial evidence to the FDA, based on clinical studies, as to the safety and efficacy of the proposed product. After approval, manufacturers must continue to expend time, money and effort in production and quality control to assure continual compliance with the Current Good Manufacturing Practices (CGMP) regulations.

Sirius’ advertising and sales practices were subject to regulation by the FTC, Medicare, and state Medicaid agencies. FDA approvals for its products were obtained by the respective manufacturer. Medicare and Medicaid regulate advertising, sales pricing, and the guidelines under which Sirius operated.

We believe that we and our subsidiaries are in compliance with all applicable laws and regulations relating to our and their operations in all material respects. Compliance with the various provisions of national, state and local laws and regulations has had a material adverse effect upon the capital expenditures, earnings, financial position, liquidity and competitive position of the Company. We have incurred and will continue to incur substantial cost in order to remain compliant with the latest regulations promulgated by the SEC, including those regulations promulgated pursuant to the Sarbanes Oxley Act of 2002.

Employees

As of September 1, 2010, the Company and its subsidiaries employ a total of 10 full time employees and 2 part time employees, consisting of 4 management employees, 4 sales-related employees and 4 administrative employees. One employee works under Procyon, nine employees work under the Amerx subsidiary.

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

PART II

ITEM 5.	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND PURCHASES OF EQUITY SECURITIES.

Since October 1996, the Company’s Common Stock has been quoted on the OTC Bulletin Board, an electronic quotation system used by members of the Financial Industry Regulatory Authority (“FINRA”). The following table sets forth for each period indicated the high and low closing bid prices for the Common Stock, as reported by National Quotation Bureau, LLC. Bid quotations reflect inter-dealer quotations, without retail markups, markdowns or commissions, and do not necessarily reflect actual transactions.

Fiscal 2010	HIGH	LOW
First Quarter	$.17	$.09
Second Quarter	$.15	$.12
Third Quarter	$.25	$.12
Fourth Quarter	$.21	$.10

Fiscal 2009
First Quarter	$.50	$.25
Second Quarter	$.40	$.11
Third Quarter	$.15	$.09
Fourth Quarter	$.17	$.06

As of September 15, 2010, there were approximately 131 record holders of the Company’s Common Stock. On September 16, 2010, the closing bid price of the Company’s common stock was $.05 and the closing ask price was $1.01. On September 1, 2010, the last date on which a sale occurred, the last reported sale price was $.15.

Holders of Common Stock are entitled to receive such dividends if declared by the Company’s Board of Directors. We have not declared any dividends on our Common Stock and have no current plans to declare a dividend in the immediate future.

Holders of the Series A Cumulative Convertible Preferred Stock (the “Preferred Stock”) are entitled to receive, if declared by the Board of Directors, quarterly dividends at an annual rate of $.10 per share. Dividends accrue without interest, from the date of issuance, and are payable in arrears in cash or common stock, when and if declared by the Board of Directors. No dividends had been declared or paid at June 30, 2010, and dividends, if ever declared, in arrears at such date total $261,281.

Holders of the Preferred Stock have the right to convert their shares of Preferred Stock into an equal number of shares of Common Stock of the Company. In addition, every holder of preferred stock is entitled to that number of votes equal to the number of shares of common stock into which the preferred stock is convertible. Such preferred shares will automatically convert into one share of Common Stock at the close of a public offering of Common Stock by the Company provided the Company receives gross proceeds of at least $1,000,000, and the initial offering price of the Common Stock sold in such offering is equal to or in excess of $1 per share. During fiscal 2010, no holders of  Preferred Stock voluntarily converted their Preferred shares into shares of Common Stock.

As reflected in the price quotations above, there have been significant price fluctuations in the Company’s Common Stock. Factors that may have caused or can cause market prices to fluctuate include the number of shares available in the public float, any purchase or sale of a significant number of shares during a relatively short time period, quarterly fluctuations in results of operations, issuance of additional securities, entrance of such securities into the public float, market conditions specific to the Company’s industry and market conditions in general, and the willingness of broker-dealers to effect transactions in low priced securities. In addition, the stock market in general has experienced significant price and volume fluctuations in recent years. These fluctuations, which may be unrelated to a Company’s operating performance, have had a substantial effect on the market price for many small capitalization companies such as the Company. Factors such as those cited above, as well as other factors that may be unrelated to the operating performance of the Company, may significantly affect the price of the Common Stock.

Equity Compensation Plan Information

The following table contains information regarding Procyon’s equity compensation plans as of June 30, 2010. The Company maintains two equity compensation plans. The first plan is the 1998 Omnibus Stock Option plan (the “1998 Option Plan”). The 1998 Option Plan was approved by the shareholders of Procyon in 1998, was amended in December 2007, and expired by its own terms in December 2008. The second plan is the Procyon Corporation 2009 Stock Option Plan (the "2009 Option Plan"), which was approved by our shareholders in December 2009.  However, no stock options have been issued under the 2009 Option Plan.

Plan Category	Number of Securities	Weighted-average	Number of securities
	to be issued upon	exercise price of	remaining available for
	exercise of	outstanding options,	future issuance under
	outstanding options,	warrants and rights	equity compensation
	warrants and rights		plans (excluding
			securities reflected in
			column (a))
	( a )	( b )	( c )

Equity compensation
plans approved by	65,000	$0.1594	603,500
security holders

Equity compensation
plans not approved by	0	0	0
security holders

Total		$0.1594	603,500

1.
The total number of securities to be issued upon exercise of outstanding options, warrants and rights consists of options for the purchase of Procyon common stock issued pursuant to the 1998 Option Plan to employees, officers, directors and consultants. The total number of securities to be issued upon exercise of the options is stated, regardless of whether the options are currently vested.

2.	The outstanding options issued under the 1998 Option Plan have an exercise price of $0.1594 per share.

3.
The 1998 Option Plan expired by its own terms on December 5, 2008.  Therefore, no further stock options were granted after that date. No options or other awards have been granted under the 2009 Option Plan.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

This Report on Form 10-K, including Management’s Discussion and Analysis or Plan of Operation, contains forward-looking statements. When used in this report, the words “may”, “will”‚ “expect”‚ “anticipate”‚ “continue”‚ “estimate”‚ “project”‚ “intend”‚ “hope”‚ “believe” and similar expressions, variations of these words or the negative of those words, and, any statement regarding possible or assumed future results of operations of the Company’s and its subsidiaries’ business, the markets for its products, anticipated expenditures, regulatory developments or competition, or other statements regarding matters that are not historical facts, are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 regarding events, conditions and financial trends including, without limitation, business conditions in the skin and wound care market and the general economy, competitive factors, changes in product mix, production delays, manufacturing capabilities, new and unanticipated governmental regulations and other risks or uncertainties detailed in other of the Company’s Securities and Exchange Commission filings. Such statements are based on management’s current expectations and are subject to risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, the Company’s actual plan of operations, business strategy, operating results and financial position could differ materially from those expressed in, or implied by, such forward-looking statements.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our financial statements have been prepared in accordance with standards of the Public Company Accounting Oversight Board (United States), which require us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosures. A summary of those significant accounting policies can be found in the Notes to the Consolidated Financial Statements included in this annual report. The estimates used by management are based upon our historical experiences combined with management’s understanding of current facts and circumstances. Certain of our accounting policies are considered critical as they are both important to the portrayal of our financial condition and the results of its operations and require significant or complex judgments on the part of management. We believe that the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our financial statements.

Accounts receivable allowance

Accounts receivable allowance reflects a reserve that reduces our customer accounts and receivable to the net amount estimated to be collectible. The valuation of accounts receivable is based upon the credit-worthiness of customers and third-party payers as well as historical collection experience. Estimating the credit worthiness of customers and the recover ability of customer accounts requires us to exercise considerable judgment. Allowances for doubtful accounts are recorded as a selling, general and administrative expense for estimated amounts expected to be uncollectible from third-party payers and customers. We base our estimates on our historical collection experience, current trends, credit policy and on the analysis of accounts by aging category.

At June 30, 2010, our allowance for doubtful accounts totaled $1,000.

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

Deferred Income Taxes

Deferred income taxes are recognized for the expected tax consequences in future years for differences between the tax bases of assets and liabilities and their financial reporting amounts, based upon exacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. The Company accounts for income taxes under Topic 740 - Income Tax in the Accounting Standards Codification. A valuation allowance is used to reduce deferred tax assets to the net amount expected to be recovered in future periods. The estimates for deferred tax assets and the corresponding valuation allowance require us to exercise complex judgments. We periodically review and adjust those estimates based upon the most current information available. We did not have a valuation allowance as of June 30, 2010. Because the recover ability of deferred tax assets is directly dependent upon future operating results, actual recover ability of deferred tax assets may differ materially from our estimates.

Revenue Recognition

The Company recognizes revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104, “Revenue Recognition, corrected copy” which requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the seller’s price to the buyer is fixed or determinable; and, (4) collectibility is reasonably assured. We recognize revenue related to product sales upon the shipment of such orders to customers, provided that the risk of loss has passed to the customer and we have received and verified any written documentation required to bill Medicare, other third-party payers and customers. We record revenue at the amounts expected to be collected from Medicare, other third-party payers and directly from customers. We delay recognizing revenue for shipments where the Company has not received the required documentation, until the period when such documentation is received.

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

General

Our continuing operations and revenues consist of the operations of and revenues generated by Amerx, our wholly-owned subsidiary. Amerx’s wound care and skin care products, marketed under the trademark AmeriGel®, are formulated to enhance the quality of skin and wound care and to lower the treatment cost for those who suffer from various skin conditions and wounds.

 During fiscal 2009 and up through July 31, 2009, Sirius marketed and distributed diabetic supplies via mail order primarily to Medicare patients.

Amerx markets Amerigel® wound care products to institutional customers such as hospitals, wound care clinics, skilled nursing facilities and home health agencies; to retail customers through direct sales, internet sales and through independent and retail chain drug stores; and to physicians and other health care practitioners.

Amerx’s skin care products are distributed to institutions and to retail stores through national, regional and local distributors as well as through direct sales and internet sales. As Amerx grows, more focus is being placed on distributor sales over direct sales.

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

Sirius, after selling its “Purchased Assets,” as defined in the Asset Purchase agreement, effective July 31, 2009, is in the process of considering various alternatives for the continuation of its business.  Pursuant to the terms of the Asset Purchase Agreement, Sirius will not be involved in the diabetic testing supply business for at least the next two years.

Results of Operations

Comparison of Fiscal 2010 and 2009.

As previously reported, we entered into an Asset Purchase Agreement, effective July 31, 2009 with Priority Diabetes Supply, Inc., a Florida corporation, doing business as Diabetes Wellness Supply ("Priority Diabetes").  Pursuant to the Agreement, we sold certain "Purchased Assets," as defined in the Agreement, including Sirius' customer list, to Priority Diabetes. Terms of the sale stipulate that, Sirius no longer offers testing products to diabetic customers.  Management is considering other options for Sirius to conduct business in the future. The results of operations for fiscal 2010 and 2009 are being reported to reflect continuing operations for Procyon and Amerx, with discontinued operation of Sirius.

Net sales during fiscal 2010 were approximately $2,547,000 as compared to approximately $2,366,000 in fiscal 2009, an increase of approximately $181,000, or 8%. Increases were seen in quarterly sales for three of the four quarters when compared to the same quarters of the previous year resulting in an overall sales increase of 8%. Decreased marketing costs have positively impacted net income from continuing operations. Amerx hopes to capture more of the health care market in fiscal 2011, as well as increase the penetration of new markets including government contracts and international markets.

Cost of sales increased to approximately $543,000 in fiscal 2010, as compared to approximately $452,000 in fiscal 2009, or approximately 20%. Cost of sales in fiscal 2010, as a percentage of net sales, increased by approximately 2% over the previous year. Amerx’s costs have increased with increase coming from ingredient and packaging costs and general manufacturing cost.

Gross profit increased to approximately $2,005,000 during fiscal 2010, as compared to approximately $1,914,000 during fiscal 2009; an increase of about $91,000, or 5%. As a percentage of net sales, gross profit was 79% in fiscal 2010, as compared to 81% in fiscal 2009. The difference in gross profit is attributable to increases in material, packaging and labor cost involved with manufacturing.

Operating expenses during fiscal 2010 were approximately $1,823,000, consisting of approximately $982,000 in salaries and benefits and $841,000 in selling, general and administrative expenses. This represents an increase in expenses of approximately $70,000 in fiscal 2010, as compared to expenses in fiscal 2009. Operating expenses in fiscal 2009 consisted of approximately $813,000 in salaries and benefits and approximately $940,000 in selling, general and administrative expenses. Selling, general and administrative expenses decreased, including decreases in marketing, legal, consulting fees and accounting fees. As a percentage of net sales, operating expenses during fiscal 2010 decreased to 72% as compared to 74% during fiscal 2009; as net sales increased approximately $181,000 for the year on an approximately $70,000 increase in expenses.

Income from operations increased to approximately $182,000 in 2010, as compared to approximately $161,000 in fiscal 2009. Net income (after dividend requirements for Preferred Shares) was approximately $103,000 during fiscal 2010, compared to a net income of approximately $5,000 during fiscal 2009. The Company also recorded approximately $74,000 of income tax expense in arriving at net income available to common shares in fiscal 2010.

As of June 30, 2010, the Company had deferred tax asset of $983,336, consisting primarily of the tax benefit of net operating loss carryforward. Management believes it is more likely than not that it will realize the benefit of the NOL carryforward, because of its continuing trend of earnings. Therefore, a valuation allowance is not considered necessary.

Liquidity and Capital Resources

Historically, we have financed our operations through a combination of revenues from operations, shareholder loans, and the public sales of equity. As of June 30, 2010, our principal sources of liquidity included inventories of approximately $188,000, net accounts receivable of approximately $184,000, cash of approximately $828,000, and certificates of deposit of approximately $54,000. We had working capital of approximately $1,153,000 at June 30, 2010.

Operating activities provided cash of approximately $267,000 during fiscal 2010, and approximately $161,000 during fiscal 2009, consisting primarily of net income of approximately $123,000 in fiscal 2010 and a decrease in inventory of approximately $75,000 in fiscal 2009. Cash provided from investing activities during fiscal 2010 was approximately $181,000 as compared to cash used in fiscal  2009 of approximately $14,000, respectively. This was primarily due to redemption of Certificates of Deposit in the amount of $189,659. Cash used by financing activities during fiscal 2010 was approximately $24,000, and $22,000 during fiscal 2009.

During fiscal 2010, no holders of  Preferred Stock converted their shares to Common Stock.

Commitments of Capital Expenditures

At June 30, 2010, the Company had no commitments for capital expenditures.

Impact of Inflation and Changing Prices

The past two years have seen difficult economic times for business become even more challenging for smaller reporting companies due to inflation and costs associated with increased regulatory compliance requirements for reporting.  Inflation increased costs in raw materials, manufacturing/processing, transportation, utilities, insurance, salaries and benefits.

While Procyon experienced increased sales (4.9% and 7.7% respectively), a 20% increase in Cost of Sales was disproportionately large.  Cost of sales increased secondary to significant price increases from two primary manufacturers passing on increases in raw material and labor costs.  Increases occurred at a time when we were unable to increase our prices to customers without impacting our long-term sales relationships.  As a small business trying to maintain just-in-time inventory levels, we are unable to obtain volume pricing discounts from suppliers to offset price increases.

Operational expenses increased in both salaries and benefits (21% in 2010) and selling, general and administrative (21.4% in 2009) expenses.  In 2009, consulting expenses were significant secondary to Sarbanes-Oxley SOX 404 auditing and reporting requirements.  In 2010, staffing levels increased secondary to expanding our markets and in complying with SOX 404 separation of duties requirements.

The impact of inflation & changing prices decreased income from continuing operations from 10.7% in 2008 to 6.8% in 2009 and 7.1% in 2010.  To offset inflation, we continue efforts to grow sales through the development of new products and new markets for our products.

Off-Balance Sheet Arrangements

During fiscal years 2010 and 2009, we did not have any relationships or arrangements with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated financial statements as of June 30, 2010, and 2009 were audited by Ferlita, Walsh & Gonzalez, P.A., the Company’s independent auditors, as indicated in their report included appearing at page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Management of the Company, with the participation of the Chief Executive Officer and the Chief Financial Officer, has conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this report. Based on that evaluation, management, including the Chief Executive Officer and Chief Financial Officer, concluded that, as of the date of this report, the Company’s disclosure controls and procedures are not effective in ensuring that all material information relating to the Company required to be disclosed in this report has been made known to management in a timely manner and ensuring that this information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations, because of the identification of certain material weaknesses in our internal control over financial reporting which are identified below, which we view as an integral part of our disclosure controls and procedures.

Our management, including our Chief Executive Officer and our Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls over financial reporting will, in all instances, prevent all errors and all fraud. A control system, no matter how well conceived or operated, can only provide reasonable, not absolute, assurance that the objectives of the control system are met. While our control systems provide a reasonable assurance level, the design of our control systems reflects the fact that there are resource constraints, and the benefits of such controls were considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the financial reports of the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple errors or mistakes. Additionally, a control can be circumvented by the individual act of some person, by collusion of two or more persons, or by management’s override of a specific control. The design of any system of controls is also based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

(a)  Management’s annual report on internal control over financial reporting.   Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. The Company’s internal control system was designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation and fair presentation of published financial statements.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2010.  In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework, Guidance for Smaller Public Companies. Our assessment based on those criteria concludes that, as of June 30, 2010, the Company’s internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with  Generally Accepted Accounting Principles “(GAAP”) rules as more fully described below.  This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses. During fiscal 2010, management worked on addressing these material weaknesses with the guidance of outside consultants. At the close of the fiscal year, management believes the majority of identified weaknesses have been substantially resolved. Further remedies will be implemented in fiscal 2011.

The matters involving internal controls and procedures that the Company’s management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board in fiscal 2010 were: 1) inadequate segregation of duties consistent with control objectives; (2) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of GAAP and SEC disclosure requirements; (3) inadequate internal and external control over the calculation of deferred tax assets and liabilities and requisite knowledge to properly compute the deferred tax assets and liabilities; (4) ineffective controls over period end financial disclosure and reporting processes and (5) insufficient board and audit committee composition to provide oversight of the financial statement process.

Management believes that the material weaknesses set forth above did not have an adverse effect on the Company’s financial results reported herein.

The Company is committed to continuous improvement of our internal control environment and financial organization. As part of this commitment, we intend to increase our personnel resources and technical accounting expertise within the accounting function through outside assistance from accounting experts and increase our segregation of duties within the company within the limits of our existing personnel.  In addition, we intend to continually evaluate our policies and procedures to keep up with and expand our internal controls and quality of financial reporting within our personnel as our company grows.  We expect to involve the board of directors more during the year regarding Company operations, including annual and quarterly risk assessments, strategic planning, and financial oversight and reporting.  We expect to strengthen the expertise of the board by adding future members that have financial and business expertise in our industry.  We intend to add additional members to the audit committee and require the audit committee members to further their understanding of Sarbanes-Oxley rules and requirements and continue their oversight responsibility of implementing necessary and effective internal control policies and procedures.  We intend to monitor and evaluate the effectiveness of our internal controls and procedures over financial reporting on an ongoing basis and are committed to taking further action and implementing additional improvements as necessary and as resources allow.

(b)
Attestation report of the registered public accounting firm. This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission and the recent passage of Section 989G of the Dodd-Frank Wall Street Reform and Consumer Protection Act, which continues the exemption for smaller reporting companies permanently.

(c)
Changes in internal control.  During the fourth quarter of fiscal 2010, Company  retained consultants to assist it in developing and documenting its internal controls over financial reporting. As part of that process, we have documented and instituted a number of controls to benefit our financial reporting. The Company plans to continue work on remediating material weaknesses in our internal controls over financial reporting as previously described during the current fiscal year.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

		Capacities in	Director
NAME	Age	Which Served	Since

Regina W. Anderson	63	Chief Executive Officer, and	2005
		Chairman of the Board
Chester L. Wallack	69	Director	1995
Fred W. Suggs, Jr.	63	Director	1995
Jeffery S. Slowgrove	53	Director	1999
James B. Anderson	40	Director,Chief Financial Officer;
		President, Sirius Medical Supply, Inc.	2006
Justice W. Anderson	33	Director, Vice President - Sales and
		Marketing; President, Amerx Health Care
		Corp.	2006
Michael T. Foley	72	Director	2006

* Mr. Crane resigned as Director and member of the Ethics Committee on July 14, 2009.

Regina Anderson. Ms. Anderson has served as  Chairman of  the Board of Directors since September 2005, and as our Chief Executive Officer since November  2005. Ms. Anderson has 29 years experience in the medical field and 23 years of management experience.  Ms. Anderson worked at Health South Rehabilitation Hospital for ten years as Outpatient Director, in charge of the main outpatient center plus four satellite offices.  As Outpatient Director, she was responsible for budgets involving over thirty thousand outpatient visits per year;  marketing  of multiple outpatient specialty programs; and staffing with thirty employees reporting directly to her. Prior to her work at HealthSouth, she worked as the lead clinician at Clearwater Rehabilitation Center. Regina was Vice-President of Operations at Stuffit Direct Marketing Company from 1980 through 1989. She was in charge of franchise sales and training; coupon processing/production as well as coordination among thirteen franchise offices. Regina was co-owner and President of Foxy’s T-Shirt Shops and Le Shirt Company from 1978-1980. Foxy’s had five locations. She worked as a Speech Language Pathologist with Morton Plant Hospital from 1970 through 1976. Regina received her Masters Degree from Kansas State University in 1970.

Chester L. Wallack.  Mr. Wallack has served as a director since 1995 and Chairman of the Compensation Committee since 2009. He has served  as Chief Executive Officer of Felton West, Inc., a real estate development and construction company in Dover, Delaware, since 1990.  Mr. Wallack is a retired United States Air Force officer having served as a pilot and in various management capacities.  He graduated from the University of Kansas with a B.S. degree in Industrial Management and from Southern Illinois University with an M.B.A. degree in Finance.

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

James B. Anderson.  Mr. Anderson, a Director since 2006, has served as our Chief Financial Officer since June  2005. In addition, from September 22, 2005, until that position was filled by Regina Anderson on November 1,2005, Mr. Anderson served as Interim Chief Executive Officer.  On June 28, 2005, Mr. Anderson was appointed to serve as the President of Sirius Medical Supply, Inc. Since 1993, Mr. Anderson has been involved with Amerx Health Care Corporation as its Chief Information Officer until 2005, when he was appoint VP of Operations. In 1996, Mr. Anderson became involved with Procyon Corporation after its merger and has since performed the duties of Vice President of Operations. Prior to Mr. Anderson’s work with the Company, he was involved with importing and exporting to Russia and Direct Mail Marketing. He received a B.S. from the University of South Florida. Mr. Anderson is the son of John C. Anderson, our late  President, Chief Executive Officer and Chairman of the Board, the son of Regina Anderson, the Company’s Chairman of the Board and Chief Executive Officer, and the brother of Justice W. Anderson, our Vice President of Sales & Marketing and the President of Amerx Health Care Corporation. Mr. Anderson is the son-in-law of our deceased former director, Richard T. Thompson.

Justice W. Anderson. Since June 28, 2005, Mr. Anderson has served as our Vice President of Sales and Marketing and the President of Amerx Health Care Corporation. He has served as a Director since 2006. Since January of 2001, Mr. Anderson has been Vice President of Sales for Amerx Health Care Corp. He also serves on the board of the American Academy of Podiatric Practice Management. From August 2000 to January 2001 he served as Senior Sales Representative, and as a sales representative from May 2000 to August 2000. He received a B.A. degree from the University of Florida. Mr. Anderson is the son of John C. Anderson, our late  President, Chief Executive Officer and Chairman of the Board, the son of Regina Anderson, the Company’s Chairman of the Board and Chief Executive Officer and the brother of James B. Anderson, our Chief Financial Officer and the President of Sirius Medical Supply, Inc.

Michael T. Foley. Mr. Foley has been a Director of the Company since 2006 and is the Chairman and sole member of the Audit Committee. He is currently a Vice President and Director of Suwannee Lumber Company, manufacturers of various lumber grades, garden mulch and potting soil. From 1997 to 2003, Mr. Foley served as President and CEO of Gypsum Products, Inc. of Largo, FL. From 1972 to 1996 Mr. Foley served in various capacities at Florida Forest Products, Inc. including President, Chairman and CEO. Prior to his association with these building material suppliers, Mr. Foley worked for International Paper in pulp and newsprint sales. Michael received his Bachelor of Business Administration degree from the University of Notre Dame in 1960 and subsequently served on that university's National Alumni Board. He obtained his MBA from the University of Florida in 1965. Mr. Foley has been a member of the Pinellas County Committee of 100 and was appointed by Governor Lawton Chiles to the State of Florida Community Health Purchasing Alliance (CHPA) Board. Mr. Foley is also a retired Captain in the U.S. Naval Reserve.

Compliance with Section 16(a) of the Exchange Act

Under the securities laws of the United States, our directors, executive officers, and any persons holding more than ten percent of our Common Stock are required to report their initial ownership of the Company’s Common Stock and any subsequent changes in that ownership to the Securities and Exchange Commission and the Company.  Specific due dates for these reports have been established and we are required to disclose any failure to file, or late filing, of such reports.  Based solely on our review of the reports and amendments thereto furnished to the Company and written representations that no other reports were required to be filed in fiscal 2009, our officers, directors and beneficial owners of more than ten percent of its Common Stock complied with all Section 16(a) filing requirements.

Committees of the Board

The Board of Directors has delegated certain of its authority to an Audit Committee, Compensation Committee and an Ethics Committee.

The Compensation Committee is composed of Messrs. Wallack (Chairman), Slowgrove and Suggs. No member of the Compensation Committee is a former or current officer or employee of the Company.

The primary function of the Compensation Committee is to review and make recommendations to the Board with respect to the compensation, including bonuses, of the Company's officers and to administer the Company’s Option Plans. The Board of Directors  adopted a Compensation Committee Charter during the 2008 fiscal year.

The Company formed an Audit Committee  in July 2004. In December 2006, the Board nominated Michael T. Foley as director and Audit Committee member and Chair.  The Board believes that Mr. Foley is independent pursuant to The NASDAQ Stock Market, Inc. (“NASDAQ”) rules and also meets the requirements of an audit committee financial expert. In addition, we have determined that Mr. Foley is also independent within the meaning of SEC Rule 10A-3(b)(1).  The function of the Audit Committee is to review and approve the scope of audit procedures employed and to review and approve the audit reports rendered by the Company's independent auditors and to approve the audit fees charged by the independent auditors. In addition, pursuant to the Sarbanes-Oxley Act of 2002 and rules promulgated thereunder, the Audit Committee is responsible for, among other things, pre-approving all audit and non-audit services performed by the independent auditors, approving the engagement of the auditors and receiving certain reports from the independent auditors prior to the filing of the audit report. The Audit Committee reports to the Board of Directors with respect to such matters and recommends the selection of independent auditors. The Audit Committee adopted a charter in October 2006.

The Company also formed an Ethics Committee of the board members in 2004. The members are Messrs. Suggs (Chairman) and Crane. Mr. Crane resigned from the committee on July 14, 2009.

The Company does not have a Nominating Committee. However, the entire board of directors, which is comprised of a majority of independent directors, performs the function of a nominating committee. There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors.

In fiscal 2010, the Board of Directors held twelve formal meetings. A majority of directors attended each meeting in person or by telephone. The Compensation Committee held one meeting during fiscal 2010. The Audit Committee held two meetings during fiscal 2010.

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

Summary Compensation Table.  The following table sets forth compensation information  for the two fiscal years ended June 30, 2010 and 2009 of the Company’s Chief Executive Officer and the President of our subsidiary, Amerx Health Care Corp. (the “Named Executive Officers”). Elements of compensation for our Named Executive Officers include salary, discretionary cash bonuses  and other prerequisites and benefits. We do not have a pension plan, do not pay non-equity incentive plan based compensation and do not offer non-qualified deferred compensation arrangements. We also did not grant stock awards in fiscal year 2010  As a result, columns related to these items have been omitted from the table below.

				All Other
Name and Principal Position	Year	Salary($)	Bonus($)	Compensation($)		Total($)

Regina W. Anderson,	2010	$158,778	$-0 -	$-0-		$158,778
President, Chief Executive	2009	$152,165	$2,000	-0-		$154,165
Justice W. Anderson,	2010	$40,399	$-0 -	$146,016	(1)	$186,415
President (Amerx Health Care Corp.)	2009	$40,399	$2,250	$116,868	(1)	$159,517
James B. Anderson,	2010	$98,997	$-0 -	$-0-		$98,997
Chief Financial, Vice Pres.	2009	$98,998	$2,250	$-0-		$101,248
of Operations (Amerx Health Care Corp.)

Outstanding Equity Awards at 2010 Fiscal Year End

The following table sets forth information regarding the outstanding equity awards to our Named Executive Officers at June 30, 2010. We have not granted any stock awards to our Named Executive Officers. Thus, the columns related to stock awards have been omitted from the following table.

Option Awards

Option Awards
	Number of		Number of
	Securities		Securities
	Underlying		Underlying
	Unexercised		Unexercised	Option
	Options		Options	Exercise	Option
	(#)		(#)	Price	Expiration
Name	Exercisable		Unexercisable	($)	Date

Regina W. Anderson,	-		-	-
Chief Executive Officer and					-
Chairman of the Board of Directors

Justice W. Anderson,	10,000	(1)	-	$.1594	11/2010
President, Amerx Health Care Corp.

James B. Anderson,	5,000		-	$.1594	11/2010
Chief Financial Officer and
VP Operations (Amerx)

(1)	As trustee of the John C. Anderson Trust in accordance with Mr. Anderson’s will.

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

Stock Option Plans

The Company maintains two stock option plans, the 1998 Omnibus Stock Option Plan and the Procyon Corporation 2009 Stock Option Plan.

The Company’s 1998 Omnibus Stock Option Plan (the “1998 Option Plan”) expired by its terms on December 2008. The 1998 Option Plan was designed as a comprehensive benefit plan that gave the Company the ability to offer a variety of equity based incentives and awards to persons who were key to the Company's growth, development and financial success.  The 1998 Option Plan permitted the grant of awards to directors, employees and consultants of the Company and its subsidiaries.  The 1998 Option Plan provided for the grant of incentive stock options ("Incentive Stock Options") within the meaning of the Code, non-qualified stock options, restricted shares, performance units, performance shares, dividend equivalent, share appreciation rights ("SARs") and other forms of awards, including deferrals of earned awards, (collectively, the “Awards”).  Employees and non-employees to whom an offer of employment had been extended, directors and consultants of the Company were all eligible participants for all Awards, except that Incentive Stock Options may be granted only to employees.

The 1998 Option Plan was administered by the Compensation Committee of the Board of Directors, which construed and interpreted the 1998 Option Plan, determined the terms and conditions of the Awards granted under the 1998 Option Plan, including the individuals who were granted Awards, the exercise price, if any, the number of shares subject to an Award and the vesting and duration of Awards, subject to any restrictions contained in the 1998 Option Plan.

The maximum number of shares of Common Stock reserved and available for Awards under the 1998 Option Plan was 1,000,000.

The Procyon Corporation 2009 Stock Option Plan (the "2009 Option Plan") was approved by our shareholders on December 8, 2009.  Pursuant to the terms of the 2009 Option Plan, the plan shall continue in effect until December 8, 2019.  The purpose of the 2009 Option Plan is to advance the interests of the Company and the Company's stockholders by enhancing the Company's ability to attract, retain and motivate persons who are expected to make important contributions to the Company and by providing such persons with equity ownership opportunities and performance-based incentives that are intended to better align the interests of such persons with those of the Company's stockholders.

The 2009 Option Plan provides for the granting of Incentive Stock Options, meeting the requirements of §422 of the Internal Revenue Code (the "Code"), Non-Qualified Stock Options, which do not qualify as Incentive Stock Options, and Stock Appreciation Rights ("SARs") (together, an "Award"). The Plan is administered by our Compensation Committee.

The Board of Directors has authorized the issuance of 500,000 shares of common stock to underlie the granting of Incentive Stock Options and 500,000 shares of common stock to underlie the granting of Non-Qualified Stock Options and SARs under the 2009 Option Plan.  As of June 30, 2010, no stock options or other Awards have been granted under the 2009 Option Plan.  The 1,000,000 shares of common stock that have been reserved for the 2009 Option Plan have not been registered under the Securities Act of 1933. We have no present plans to register such shares.

Eligible participants under the 2009 Option Plan must be such full or part-time officers and other Employees, Non-Employee Directors and key persons (including consultants and prospective employees) of the Company and its Subsidiaries as are selected from time to time by the Compensation Committee in its sole discretion. Only employees may receive Incentive Stock Options. Employees, non-employee directors and consultants may receive Non-Qualified Stock Options or SARs.

 Non-Qualified Stock Options granted under the 2009 Option Plan many have a term of not more than ten years from the date of grant. The exercise price must be not less than 100% of the fair market value of the underlying common stock on the date of grant.  Incentive Stock Options can be granted under the 2009 Option Plan for a term not exceeding ten years, except for Ten Percent Owners of our common stock, as defined in the Plan, for whom the maximum option term is five years. Incentive Stock Options are granted with an exercise price of not less than 100% of the fair market value of the underlying common stock on the date of grant. However, for Ten Percent Owners, the exercise price must be 110% of the Fair Market Value of the underlying stock on the date of grant.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS, MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information regarding beneficial ownership of our Common Stock as of September 2, 2010 by (I) each person known by the Company to own beneficially more than 5% of the outstanding Common Stock, (ii) each director or director nominee, and (iii) all executive officers and directors as a group.  Each person has sole voting and sole investment or dispositive power with respect to the shares shown except as noted.  As to the Company's preferred stock, as of September 2, 2010, no officer or director of the company owned any preferred shares. In addition, no individual shareholder beneficially owned more than 5% of the Company's preferred shares.

	Common Shareholdings on
	September 2, 2010

	Number of		Percent of
Name and Address(5)	Shares		Class

Regina W. Anderson	72,500		*
Chester L. Wallack (l)	70,000	(3)	*
Fred W. Suggs (l)	110,000	(3)	1.4
Jeffery S. Slowgrove	486,200	(3)	6.0
James B. Anderson	86,000	(6)	1.1
Justice W. Anderson(5)	3,453,500	(3)	42.9
Michael T. Foley(1)(2)	210,000	(7)	2.6
All directors and officers
as a group (eight persons)	4,477,200		55.7%
RMS Limited Partnership, 50 W. Liberty St,	1,600,000		19.9%
Suite 650, Reno, NV 89501

*Less than 1%

(1)	Member of the Compensation Committee.
(2)	Member of the Audit Committee.
(3)	Includes 10,000 shares subject to currently exercisable options or options which will become exercisable within 60 days.
(4)	Except as noted above, the address for all persons listed is 1300 S. Highland Ave, Clearwater, Florida 33756
(5)
Mr. Anderson beneficially owns 3,350,500 shares of common stock and 60,000 currently exercisable options to purchase shares of common stock as Trustee of the John C. Anderson Trust in accordance with Mr. Anderson's will. He also owns of record 73,000 shares of common stock.

(6)	Includes 5,000 shares subject to currently exercisable options and 10,000 shares in joint name with his wife.
(7)	Includes 5,000 shares in joint name with his wife.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Other than transactions described below, since July 1, 2009, there has not been, nor is there currently proposed, any transaction or series of similar transactions to which we were or will be a party:

·	in which the amount involved exceeds $120,000; and,
·
in which any director, nominee for director, executive officer, shareholder which beneficially owns five percent or more of our common stock or any member of their immediate family members, had or will have a direct or indirect material interest.

 Regina W. Anderson, our Chairman and Chief Executive Officer, personally guaranteed the loan we secured from Bank of America, N.A., in the amount of $508,000, to purchase our office building in July 2006 as well as the $250,000 line of credit.  Mr. Slowgrove, a director, acted as a consultant to the Company at a total compensation to him of approximately $5,500, for the fiscal year ended June 30, 2010.

Director Independence

We have determined that the following directors are independent within applicable NASDAQ rules: Messrs. Wallack, Suggs, Crane (who resigned in July 2009), Slowgrove and Foley.  We considered the fact that Mr. Slowgrove acted as a consultant to the Company for portions of fiscal 2010, at a total compensation to him of $5,500. Regina, James and Justice Anderson are not independent as they are executive officers of the Company and its subsidiaries.  Accordingly, our Board of Directors is composed of a majority of independent directors.  Our Compensation Committee and Audit Committee are composed entirely of independent directors pursuant to applicable NASDAQ rules.  In addition, Mr. Foley, also meets the definition of independence under SEC Rule 10A-3.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees. In fiscal 2010, the Company paid to its independent accountants $44,537 in fees related directly to the audit and review of the Company’s financial statements. In fiscal 2009, the Company paid to its independent accountants $49,756 in fees related directly to the audit and review of the Company’s financial statements.

Audit-Related Fees. The Company’s independent accountants performed no other audit-related services for the Company during fiscal 2009 and 2010, other than the audit services described above.

Tax Fees: In fiscal 2010, the Company paid to its independent accountants $1,700 in fees related directly to tax preparations. In fiscal 2009, the Company paid to its independent accountants $2,868 in fees related directly to tax preparations.
All Other Fees: The Company’s independent accountants performed no other services for the Company during fiscal 2009 and 2010, other than the audit and tax services described above.

ITEM 15.               EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)           Exhibits

1.	The financial statements filed herewith are listed in the Index to Financial Statements included in Item 7.

Exhibit No.	Document

* 3.1	Articles of Incorporation
+ 3.1.1	Articles of Amendment to Articles of Incorporation
* 3.2	Bylaws
+ 4.1	Designation of Series A Preferred Stock
# 10.1	1998 Omnibus Stock Option Plan
&10.15	Procyon Corporation 2009 Stock Option Plan
- 10.2	Office Lease dated September 23, 2003
/ 10.3	Promissory ote dated July 21, 2006
/ 10.4	Mortgage dated July 21, 2006
+ 10.5	Loan and Security Agreement, dated as of January 1, 1995, by and between the Company and Amerx Health Care Corp., including Promissory Notes issued there under.
o 10.6	Agreement and Plan of Exchange, dated January 31, 1996, by and between the Company and Amerx.
**10.7	Asset Purchase Agreement between Sirius Medical Supply, Inc. and Priority Diabetes Supply, Inc., effective July 31, 2009.
++14.1	Code of Ethics for Senior Financial Officers.
x 31.1	Certification of Regina W. Anderson pursuant to Exchange Act Rule 13a-14(a)/15d-14(a)
x 31.2	Certification of James B. Anderson pursuant to Exchange Act Rule 13a-14(a)/15d-14(a)
x 32.1	Certification Pursuant to 18 U.S.C. § 1350, as Adopted Pursuant to Section906 of the Sarbanes-Oxley Act Of 2002
*	Incorporated by reference to the Company’s Registration Statement on Form S-1, S.E.C. File No.33-13273.
+	Incorporated by reference to the Company’s Form 10-KSB for the fiscal year ended June 30, 1995.
o	Incorporated by reference to the Company’s Form 8-K filed on or about February 2, 1996.
#	Incorporated by reference to the Company’s Schedule 14A filed on or about November 17, 1998.
/	Incorporated by reference to the Company’s Form 8-K filed on or about August 8, 2006
-	Incorporated by reference to the Company's Form 10-QSB for the period ending September 30, 2003
++	Incorporated by reference to the Company’s Schedule 14A filed on or about October 15, 2004
**	Incorporated by reference to the Company’s Form 8-K filed on or about August 3, 2009.
x	Filed herewith.
&	Incorporated by reference to the Company's Schedule 14A filed on or about November 9, 2009.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

PROCYON CORPORATION

By:	/s/ Regina W. Anderson
Regina W. Anderson, Chief Executive Officer

Date:   September 28, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the registrant and in the capacities and on the dates indicated have signed this report below.

Signature	Title	Date

/s/ Regina W. Anderson	Chief Executive Officer,	September 28, 2010
Regina W. Anderson	President

/s/ James B. Anderson	Chief Financial Officer,	September 28, 2010
James B. Anderson	President (Sirius) and Director

/s/ Justice W. Anderson	President (Amerx) and Director	September 28, 2010
Justice W. Anderson

/s/ Michael T. Foley	Director	September 28, 2010
Michael T. Foley

/s/ Jeffery S. Slowgrove	Director	September 28, 2010
Jeffery S. Slowgrove

/s/ Fred W. Suggs, Jr.	Director	September 28, 2010
Fred W. Suggs, Jr.

/s/ Chester L. Wallack	Director	September 28, 2010
Chester L. Wallack

1.	The financial statements filed herewith are listed in the Index to Financial Statements included in Item 7.

Exhibit No.	Document	Item No.

* 3.1	Articles of Incorporation	3
+ 3.1.1	Articles of Amendment to Articles of Incorporation	3
* 3.2	Bylaws	3
+ 4.1	Designation of Series A Preferred Stock	4
# 10.1	1998 Omnibus Stock Option Plan
&10.15	Procyon Corporation 2009 Stock Option Plan
- 10.2	Office Lease dated September 23, 2003
/ 10.3	Promissory ote dated July 21, 2006
/ 10.4	Mortgage dated July 21, 2006
+ 10.5	Loan and Security Agreement, dated as of January 1, 1995, by and between the Company and Amerx Health Care Corp., including Promissory Notes issued there under.	10
o 10.6	Agreement and Plan of Exchange, dated January 31, 1996, by and between the Company and Amerx.
**10.7	Asset Purchase Agreement between Sirius Medical Supply, Inc. and Priority Diabetes Supply, Inc., effective July 31, 2009.
10.15	Procyon Corporation 2009 Stock Option Plan.
++14.1	Code of Ethics for Senior Financial Officers.
x 31.1	Certification of Regina W. Anderson pursuant to Exchange Act Rule 13a-14(a)/15d-14(a)	31
x 31.2	Certification of James B. Anderson pursuant to Exchange Act Rule 13a-14(a)/15d-14(a)	31
x 32.1	Certification Pursuant to 18 U.S.C. § 1350, as Adopted Pursuant to Section906 of the Sarbanes-Oxley Act Of 2002	32

*	Incorporated by reference to the Company’s Registration Statement on Form S-1, S.E.C. File No.33-13273.
+	Incorporated by reference to the Company’s Form 10-KSB for the fiscal year ended June 30, 1995.
o	Incorporated by reference to the Company’s Form 8-K filed on or about February 2, 1996.
#	Incorporated by reference to the Company’s Schedule 14A filed on or about November 17, 1998.
/	Incorporated by reference to the Company’s Form 8-K filed on or about August 8, 2006
-	Incorporated by reference to the Company's Form 10-QSB for the period ending September 30, 2003
&	Incorporated by reference to the Company's Schedule 14Afiled on or about November 9, 2009.

PROCYON CORPORATION AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
Years Ended June 30, 2010 and 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders of
Procyon Corporation and Subsidiaries

We have audited the accompanying consolidated balance sheets of Procyon Corporation and Subsidiaries as of June 30, 2010 and 2009 and the related statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended June 30, 2010. Procyon Corporation and Subsidiaries’ management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purposes of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Procyon Corporation and Subsidiaries as of June 30, 2010 and 2009 and the results of its operations and its cash flows for each of the years in the two-year period ended June 30, 2010, in conformity with accounting principles generally accepted in the United States of America.

FERLITA, WALSH & GONZALEZ, P.A.
Certified Public Accountants
Tampa, Florida

September 17, 2010

PROCYON CORPORATION & SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
June 30, 2010 and 2009

	2010	2009
ASSETS

CURRENT ASSETS
Cash	$827,512	$403,030
Certificate of Deposits, and accrued interest	54,028	242,825
Accounts receivable, less allowance for doubtful
accounts of $1,000 and $4,200, respectively.	184,130	218,696
Inventories	188,287	109,498
Prepaid expenses	116,815	154,109
Deferred tax asset	121,391	48,954
TOTAL CURRENT ASSETS	1,492,163	1,177,112

PROPERTY AND EQUIPMENT, NET	513,925	534,339

OTHER ASSETS
Deposits	1,854	2,575
Deferred tax asset	861,945	1,008,213
	863,799	1,010,788

TOTAL ASSETS	$2,869,887	$2,722,239

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts Payable	$184,942	$135,066
Accrued Expenses and Other	128,006	129,097
Current Portion of Mortgage Payable	26,335	24,498
TOTAL CURRENT LIABILITIES	339,283	288,661

LONG-TERM LIABILITIES
Mortgage Payable	397,367	423,114
TOTAL LONG TERM LIABILITIES	397,367	423,114

STOCKHOLDERS' EQUITY
Preferred stock, 496,000,000 shares authorized, none issued
Series A Cumulative Convertible Preferred stock,
no par value; 4,000,000 shares authorized; 199,100
shares issued and outstanding	154,950	154,950
Common stock, no par value, 80,000,000 shares
authorized; 8,055,388 shares issued and outstanding	4,416,676	4,416,676
Paid-in Capital	6,000	6,000
Accumulated deficit	(2,444,389)	(2,567,162)
TOTAL STOCKHOLDERS' EQUITY	2,133,237	2,010,464

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,869,887	$2,722,239

The accompanying notes are an integral part of these financial statements

PROCYON CORPORATION & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended June 30, 2010 and 2009

	2010	2009

NET SALES	$2,547,365	$2,365,647

COST OF SALES	542,793	452,021

GROSS PROFIT	2,004,572	1,913,626

OPERATING EXPENSES

Salaries and Benefits	981,870	812,734
Selling, General and Administrative	840,666	940,207
	1,822,536	1,752,941

INCOME FROM OPERATIONS	182,036	160,685

OTHER INCOME (EXPENSE)
Interest Income	6,664	11,019
Interest Expense	(32,075)	(33,795)
	(25,411)	(22,776)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	156,625	137,909

INCOME TAX (EXPENSE) BENEFIT	(58,787)	(53,851)

NET INCOME FROM CONTINUING OPERATIONS	97,838	84,058

DISCONTINUED OPERATIONS
Income (Loss) from Operations of Discontinued Component	39,979	(95,178)
Provision for Income Tax (Expense) Benefit	(15,044)	35,795
NET INCOME (LOSS) FROM DISCONTINUED OPERATIONS	24,935	(59,383)

NET INCOME	122,773	24,675

Dividend requirements on preferred stock	(19,910)	(19,910)

Basic net income available to common shares	$102,863	$4,765

Basic net income per common share
Continuing Operations	$0.01	$0.01
Discontinued Operatiosn	$-	$(0.01)
Total Basic Net Income Per Share	$0.01	$-

Weighted average number of common shares outstanding	8,055,388	8,055,388

Diluted net income per common share
Continuing Operations	$0.01	$-
Discontinued Operations	$-	$-
Total Diluted Net Income Per Share	$0.01	$-

Weighted average number of common shares	8,254,488	8,267,683
outstanding, diluted

The accompanying notes are an integral part of these financial statements.

PROCYON CORPORATION & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF TOCKHOLDERS' EQUITY
Years Ended June 30, 2010 and 2009

	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, June 30, 2008	199,100	$154,950	8,052,388	$4,416,676	$6,000	$(2,591,837)	$1,985,789

Net Income	-	-	-	-		24,675	24,675

Balance, June 30, 2009	199,100	$154,950	8,052,388	$4,416,676	$6,000	$(2,567,162)	$2,010,464

Net income	-	-	-	-	-	122,773	122,773

Balance, June 30, 2010	199,100	$154,950	8,052,388	$4,416,676	$6,000	$(2,444,389)	$2,133,237

The accompanying notes are an integral part of these financial statements.

PROCYON CORPORATION & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended 2010 and 2009

	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES

	$122,773	$24,675
Net income
Adjustments to reconcile net income to net cash used in operating activities:
	28,987	32,220
Deferred Income Taxes	73,831	18,055
Allowance for Doubtful Accounts	(3,200)	1,700
Accrued Interest on Certificates of Deposit	5,109	(5,581)
Decrease (increase) in:
Accounts Receivable	31,796	(43,322)
Inventory	(78,789)	74,660
Prepaid Expenses	37,294	19,381
Other Assets	721	(1,062)
Increase (decrease) in:
Accounts Payable	49,875	29,753
Accrued Expenses	(1,091)	10,350
NET CASH PROVIDED BY OPERATING ACTIVITIES	267,306	160,829

CASH FLOW FROM INVESTING ACTIVITIES

Purchase of Certificates of Deposit	-	(242,825)
Redemption of Certificate of Deposit	189,659	239,698
Purchase of property & equipment	(8,573)	(11,331)
NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES	181,086	(14,458)

CASH FLOW FROM FINANCING ACTIVITIES

Payments on Mortgage Payable	(23,910)	(22,219)
NET CASH USED BY FINANCING ACTIVITIES	(23,910)	(22,219)

NET CHANGE IN CASH	424,482	124,152

CASH AT BEGINNING OF PERIOD	403,030	278,878

CASH AT END OF PERIOD	$827,512	$403,030

SUPPLEMENTAL DISCLOSURES

Interest Paid	$32,115	$33,808
Taxes Paid	$-	$-

Non Cash Transaction Disclosure

Accounts Payable for Marketing Expense paid for by relieving Accounts Receivable	$9,900	$-

The accompanying notes are an integral part of these financial statements.

F -  5

PROCYON CORPORATION AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Activity

Procyon Corporation has two wholly-owned subsidiaries, Amerx Health Care Corp. (Amerx) and Sirius Medical Supply, Inc. (Sirius). Amerx manufactures and markets wound and skin care products primarily in the United States whereas Sirius markets diabetic supplies primarily to Medicare patients in the United States.  As previously reported on our form 8-K, in July 2009, we sold certain “Purchased Assets” as defined in the Asset Purchase agreement included the customer list of Sirius to Priority Diabetes Supply, Inc., a Florida corporation, doing business as Diabetes Wellness Supply ("Priority Diabetes").  Thus, as of July 31, 2009, Sirius no longer offers testing products to diabetic customers.  Management is considering various options for the future direction of Sirius. See footnote O for further details.

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

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Codification Topic 13 - Revenue Recognition which requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the seller’s price to the buyer is fixed or determinable; and, (4) collectibility is reasonably assured.

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

Sirius granted credit to patients who were eligible for Medicare coverage. Sales were at standard payment term of 30 days.

The valuation of accounts receivable is based upon the credit-worthiness of customers as well as historical collection experience. Estimating the credit worthiness of customers and recover ability of customer accounts requires us to exercise considerable judgment. Allowances for doubtful accounts are recorded as a selling, general and administrative expense for estimated amounts expected to be uncollectible from third-party payers and customers. The Company bases its estimates on its historical collection and write-off experience, current trends, credit policy, and on analysis of accounts receivable by aging category. As of June 30, 2010, accounts receivable allowance was $1,000, or approximately less then 1% of gross accounts receivable.

Inventories

Inventories are valued at the lower of average cost or market determined by the first-in, first-out method.

Property and Equipment

Property and equipment are stated at cost. Depreciation is computed on a straight-line basis over their estimated useful lives. Leased equipment is recorded at it’s fair market value at the beginning of the lease term and is depreciated over the life of the equipment. Depreciation on leased equipment is included in depreciation expense.

Cash and Cash Equivalents

For the purpose of the Statements of Cash Flows, the Company considers cash-on-hand, demand deposits in banks and highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Concentration of Credit Risk

The Company maintained its cash in three financial institutions. The Federal Deposit Insurance Corporation insures up to $250,000 per legal entity per financial institution. At June 30, 2010, our uninsured cash balance was $0.

Shipping and Handling Costs

Shipping and handling costs incurred were approximately $73,000 and  $76,000 for the years ended June 30, 2010, and 2009, respectively, and were included in selling, general and administrative expenses.

Advertising and Marketing

The company records advertising and marketing expenses in the periods in which they are incurred. During the years ended June 30, 2010 and 2009, approximately $385,000 and $466,000, of advertising and marketing costs were included in selling, general and administrative expenses for each respective year.

Deferred Income Taxes

Deferred income taxes are recognized for the expected tax consequences in future years for differences between the tax bases of assets and liabilities and their financial reporting amounts, based upon exacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. The Company accounts for income taxes under Topic 740 - Income Tax in the Accounting Standards Codification. A valuation allowance is used to reduce deferred tax assets to the net amount expected to be recovered in future periods. The estimates for deferred tax assets and the corresponding valuation allowance require us to exercise complex judgments. We periodically review and adjust those estimates based upon the most current information available. We did not have a valuation allowance as of June 30, 2010. Because the recover ability of deferred tax assets is directly dependent upon future operating results, actual recover ability of deferred tax assets may differ materially from our estimates.

Net Income Per Share

The Company computes net income per share in accordance with Accounting Standards Codification Topic 260 - Earnings per Share (Topic 260). Topic 260 requires presentation of both basic and diluted earnings per shares (EPS) on the face of the income statement. Basic EPS is computed by dividing net income available to common shareholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and convertible preferred stock, using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options. Diluted EPS excludes all dilutive potential common shares if their effect is anti-dilutive.

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

Stock Based Compensation

The Company maintains two stock option plans, the 1998 Omnibus Stock Option Plan (the "1998 Option Plan") and the Procyon Corporation 2009 Stock Option Plan (the "2009 Option Plan").  The 1998 Option Plan expired of its own terms on December 5, 2008.  The 2009 Option Plan was approved by the Company's shareholders on December 8, 2009 and will expire on December 8, 2019.

The 1998 Option Plan provided for the granting of equity-based incentive and other awards to employees and directors of the Company, its subsidiaries and selected consultants. The Plan was administered by the Compensation Committee of the Board of Directors. Any employee, directors who are not employees of the Corporation or a subsidiary, and consultants who are not employees or directors of the Corporation were eligible to participate in the Plan. The maximum number of shares of common stock issuable on exercise of options or other awards granted under the Plan was 1,000,000. Non-qualified options granted were to have an exercise price not less than 85% (100% as amended, effective for options granted December 31, 2007) of the fair market value of the underlying shares of common stock. Incentive options were to have an exercise price not less than 100% of the fair market value of the underlying shares of common stock. The term of the options could not be more than ten years. Awards could have been granted in the form of restricted stock. Awards could also have been granted in the form of stock appreciation rights. A stock appreciation right entitled the participant to receive from the Company an amount equal to the positive difference between the fair market value of common stock on the date of exercise of the stock appreciation right and the grant price. No stock appreciation rights have been issued to date.

The 2009 Option Plan provides for the granting of incentive stock options, non-qualified stock options, and stock appreciation rights ("SARs") to eligible officers, directors, employees and consultants of the Company and its subsidiaries.  The 2009 Option Plan is administered by the Compensation Committee.  The Board of Directors has authorized the issuance of 500,000 shares of common stock to underlie the granting of incentive stock options and 500,000 shares of common stock to underlie the granting of non-qualified stock options and SARs under the 2009 Option Plan.  As of June 30, 2010, no stock options or other awards have been granted under the 2009 Option Plan.  The 1,000,000 shares of common stock that have been reserved for the 2009 Option Plan have not been registered under the Securities Act of 1933.

Eligible participants under the 2009 Option Plan must be such full or part-time officers and other employees, non-employee directors and key persons (including consultants and prospective employees) of the Company and its Subsidiaries as are selected from time to time by the Compensation Committee in its sole discretion. Only employees may receive incentive stock options. Employees, non-employee directors and consultants may receive non-qualified stock options or SARs.  No stock options or SARs have been granted under the 2009 Option Plan.

Additional information with respect to the 1998 Option Plan’s stock option activity is as follows:

		Weighted
	Number of	Average
	Shares	Exercise Price

Outstanding at June 30, 2008	300,000	$0.20
Granted	-	-
Exercised	-	-
Expired	-	-
Outstanding at June 30, 2009	300,000	$0.20
Granted		-
Exercised		-
Expired	235,000	$0.21
Outstanding at June 30, 2010	65,000	$0.16
Options exercisable at June 30, 2009	300,000	$0.20
Options exercisable at June 30, 2010	65,000	$0.16

The following table summarizes information about stock options granted under the 1998 Option Plan outstanding at June 30, 2010:

Stock Options Outstanding
		Weighted Average	Weighted
	Number of	Remaining	Weighted
Range of	Shares	Contractual Life	Average
Exercise Prices	Outstanding	in Years	Exercise Price

$0.15 - $0.20	65,000	0.39	$0.16

On June 30, 2010, there were outstanding options granted under the 1998 Option Plan to purchase 65,000 shares of our common stock at exercise prices of $0.16 per share and expiration dates of November 2010. These options were vested at the time of grant. During the year ended June 30, 2010, no options were granted.

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

There were no options granted during fiscal years ended June 30, 2010 and 2009. Had there been options issued during the fiscal years ended June 30, 2010 and 2009, the fair value of the options would have been determined using the Black-Scholes option-pricing model, which values options based on the stock price at the grant date, the expected dividend payments, and the risk-free interest rate over the life of the option.

Equity instruments issued to non-employees in exchange for goods, fees and services are accounted for under the fair value-based method of Accounting Standards Codification Topic 718 - Compensation - Stock Compensation (“Topic 718").

Segment Reporting

In previous years, the Company reported certain financial information on its two operating segments, sale of skin and wound care products and sales of diabetic supplies. As a result of the sale of its diabetic supply segment, it is no longer an operating segment. See note N - DISCONTINUED OPERATIONS for further details.

Subsequent Events

We have evaluated subsequent events through September 17, 2010, which is the date the financial statements were available to be issued.

NOTE B - INVENTORIES

Inventories consisted of the following:

	June 30, 2010	June 30, 2009

Finished Goods	$83,311	$45,217
Raw Materials	104,976	64,281
	$188,287	$109,498

NOTE C - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:
As of June 30, 2010	Owned	Capitalized Leases	Total
Office Equipment	$95,306	$26,928	$122,234
Furniture and Fixtures	20,726		20,726
Software	19,471		19,471
Leasehold improvements	21,612		21,612
Production Equipment	34,118		34,118
Building	474,168		474,168
Land	64,547		64,547
	729,948	26,928	756,876
Less accumulated depreciation	(216,023)	(26,928)	(242,951)
	$513,925	$0	$513,925

As of June 30, 2009	Owned	Capitalized Leases	Total
Office Equipment	$86,731	$26,928	$113,659
Furniture and Fixtures	20,726		20,726
Software	19,471		19,471
Leasehold Improvements	21,614		21,614
Production Equipment	34,118		34,118
Building	474,168		474,168
Land	64,547		64,547
	721,375	26,928	748,303
Less accumulated depreciation	(187,036)	(26,928)	(213,964)
	$534,339	$0	$534,339

NOTE D - RELATED PARTY TRANSACTIONS

Mr. Slowgrove, a director, acted as a consultant to the Company for portions of fiscal 2010, and was paid compensation of $5,500. Our Chief Executive Officer, Regina W. Anderson, guaranteed a loan to us in the amount of $508,000, issued in connection with our purchase of our office building in July 2006, as well as the $250,000 line of credit.

NOTE E  - MORTGAGE PAYABLE

On July 21, 2006, we entered into a mortgage loan, guaranteed by our C.E.O. Regina W. Anderson, for $508,000 with the Bank of America for the purchase of our corporate office building which has a net book value of approximately $480,000. The mortgage loan is due in 11 years and interest is fixed at 7.25%. Interest expense was $32,075 for the fiscal year ended June 30, 2010.

Maturities of long-term debt associated with the mortgage payable are as follows:

Year Ending June 30,
2011	$26,335
2012	28,309
2013	30,431
2014	32,712
2015	35,164
2016 and thereafter	270,751
423,702
Less current portion	26,335
$397,367

NOTE F - LINE OF CREDIT

The Company has a $250,000, due-on-demand line of credit with a financial institution, collateralized by the Company’s inventory of $188,287 and accounts receivable assets of $184,130.  The line of credit is renewable annually in April. The C.E.O. of the Company personally guaranteed the line of credit to the Company. At June 30, 2010, the Company owed $0 on the line of credit.  Interest expense for the year ended June 30, 2010 was $0. The line of credit extends terms of cash advances at a variable rate set equal to the banks prime rate at the time of advance. The interest rate can fluctuate according to the banks changes in its published prime rate.

NOTE G - COMMITMENTS AND CONTINGENCIES

The Company leases certain equipment under various operating leases expiring through year 2011. The minimum lease payments due under the equipment lease agreements for fiscal year ended June 30, 2011 is $9,447. Lease expenses for the fiscal year ended June 30, 2010 were $11,458.

NOTE H - STOCKHOLDERS’ EQUITY

During January 1995, the Company's Board of Directors authorized the issuance of up to 4,000,000 shares of Series A Cumulative Convertible Preferred Stock. The preferred stockholders are entitled to receive, if declared by the board of directors, quarterly dividends at an annual rate of $.10 per share of Series A Cumulative Convertible Preferred Stock per annum. Dividends accrue without interest and are cumulative from the date of issuance of the Series A Cumulative Convertible Preferred Stock and are payable quarterly in arrears in cash or publicly traded common stock when and if declared by the board of directors. As of June 30, 2010, no dividends have been declared. Dividends in arrears on the outstanding preferred shares total $261,281 or approximately $1.31 per share as of June 30, 2010. The preferred stockholders have the right to convert each share of Series A Cumulative Convertible Preferred Stock into one share of the Company's common stock at any time without additional consideration. Each share of Series A Cumulative Convertible Preferred Stock is subject to mandatory conversion into one share of common stock of the Company, effective as of the close of a public offering of the Company's common stock provided, however, that the offering must provide a minimum of $1 million in gross proceeds to the Company and the initial offering price of such common stock must be at least $1 per share. In addition to the rights described above, the holders of the Series A Cumulative Convertible Preferred Stock have voting rights equal to the common stockholders based upon the number of shares of common stock into which the Series A Cumulative Convertible Preferred Stock is convertible. The Company is obligated to reserve an adequate number of shares of its common stock to satisfy the conversion of all of the outstanding Series A Cumulative Convertible Preferred stock.

NOTE I - EARNINGS PER SHARE

As required by Accounting Standards Codification Topic 260 - Earnings per Share (“Topic 260"), the following table sets forth the computation of basic and diluted earnings per share:

	Years Ended June 30,
	2010	2009
Numerator:
Net Income from Continuing Operations	$97,838	$84,058
Net Income (Loss) from Discontinued Operations	$24,935	$(59,383)
Net income	$122,773	$24,675
Adjustment for basic earnings per share:
Dividend requirements on preferred stock	(19,910)	(19,910)
Numerator for basic earnings per share-
Net income available to common s
stockholders	$102,863	$4,765

Effect of dilutive securities:
Numerator for diluted earnings per share-
Net income available to common
stockholder	$102,863	$4,765

Denominator:
Denominator for basic earnings per share-
Weighted-average common shares	8,055,388	8,055,388
Effect of dilutive securities:
Stock options	-	13,195
Dilutive potential common shares	199,100	199,100
Denominator for dilutive earnings per share-
Adjusted weighted-average shares and
assumed conversions	8,254,488	8,267,683

Basic Net Income from Continuing Operations per share	$0.01	$0.01
Basic Net Income (Loss) from Discontinued Operations per share	$0.00	$(0.01)
Basic Net Income per share	$0.01	$0.00

Diluted Net Income from Continuing Operations per share	$0.01	$0.00
Diluted Net Income (Loss) from Discontinued Operations per share	$0.00	$(0.00)
Diluted Net Income per share	$0.01	$0.00

Potential common shares from out of the money options were also excluded from the computation of diluted earnings per share because calculation of the associated potential common shares has an anti-dilutive effect. The following table lists options that were excluded from diluted EPS.

	2010	2009
Out of the money options excluded:

Stock Options with an exercise price of $.2125 per share	65,000	235,000
Total anti dilutive options excluded from EPS	65,000	235,000

NOTE J - INCOME TAXES AND AVAILABLE CARRYFORWARD

As of June 30, 2010, the Company had consolidated income tax net operating loss ("NOL") carryforward for federal income tax purposes of approximately $2,617,000. The NOL will expire in various years ending through the year 2028.The utilization of certain of the loss carryforwards are limited under Section 382 of the Internal Revenue Code.

The components of the provision for income taxes (benefits) are attributable to continuing operations as follows:

	2010	2009
Current
Federal	$-	$-
State	-	-
	$0	$0
Deferred - Continuing Operations
Federal	49,447	45,980
State	9,340	7,871
	$58,787	$53,851

Deferred - Discontinued Operations
Federal	13,593	(30,563)
State	1,451	(5,232)
	$15,044	$(35,795)

Deferred income taxes reflect the net tax effects of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:

	Current	Non-Current

Deferred tax assets:
NOL and contribution carryforwards	$121,767	$862,731
Allowance for doubtful accounts	(376)	-
	121,391	862,731
Deferred tax (liabilities):
Excess of tax over book depreciation	-	(786)
	121,391	861,945

Net deferred tax asset (liability)	$121,391	$861,945

The change in the valuation allowance is as follow:

June 30, 2009	$-
June 30, 2010	-

Decrease in valuation allowance	$-

Management believes it is more likely than not that it will realize the benefit of the NOL carryforward, because of its continuing trend of earnings. Therefore, a valuation allowance is not considered necessary.

Income taxes for the years ended June 30, 2010 and 2009 differ from the amounts computed by applying the effective income tax rates of 37.63% and 37.63%, respectively, to income before income taxes as a result of the following:

	2010	2009

Continuing Operations
Expected provision at US statutory rate	$53,402	$46,889
State income tax net of federal benefit	5,701	5,006
Nondeductibles	2,908	5,200
Change in estimates in available NOL carryforwards	(3,224)	(3,244)

Income tax expense	$58,786	$53,851

Discontinued Operations
Expected provision at US statutory rate	$13,593	$(32,361)
State income tax net of federal benefit	1,451	(3,434)

Income tax expense / (benefit)	$15,044	$(35,795)

The Company’s tax years 2005 through 2008 remain open to examination by taxing jurisdictions.

NOTE K - CONCENTRATION OF SUPPLY RISK

The Company's manufacturing and packaging activities are performed at a production facility owned and operated by a non-affiliated pharmaceutical manufacturer. At the present time, the manufacturer is the major source of the Company’s wound care products. The sudden loss or failure of this manufacturer could significantly impair Amerx’s ability to fulfill customer orders on a short-term basis and therefore, could materially and adversely affect the Company’s operations. However, the Company has maintained a long-term relationship with this manufacturer and does not expect a discontinuance of its wound care products from the manufacturer in the near term.

NOTE L - MAJOR CUSTOMERS

During the year ended June 30, 2010, sales from one customer accounted for approximately 18% of Amerx’s sales. The loss of this single customer would have a material adverse effect on our financial condition or the results of our operations. During the year ended June 30, 2009, one customer accounted for 18% of Amerx’s sales.

NOTE M - RESEARCH AND DEVELOPMENT

Amerx spent approximately $24,300 towards research and development efforts over the past fiscal year. These efforts were directed towards additional studies aimed at expanding existing markets.

NOTE N - DISCONTINUED OPERATIONS

As previously reported in our current report on Form 8-K, filed on August 3, 2009, we entered into an Asset Purchase Agreement, effective July 31, 2009 with Priority Diabetes Supply, Inc., a Florida corporation, doing business as Diabetes Wellness Supply ("Priority Diabetes").  Pursuant to the Agreement, we sold certain "Purchased Assets," as defined in the Agreement, including Sirius' customer list, to Priority Diabetes. Thus, as of July 31, 2009, Sirius no longer offers testing products to diabetic customers.  Management is considering various options for the future direction of Sirius. The sale to date generated  proceeds of $80,000, based on $225 per patient. This was recognized in the first quarter of fiscal 2010. After a hundred and eighty day period, no adjusting payment was made, based on the results of the production of the patient list that was sold. The agreement also contains a non-compete period of two years, prohibiting Sirius from engaging in the business of the sale of diabetic testing supply products.

As a result of the sale, the results of the Sirius subsidiary, which had previously been presented as a separate reporting segment, are included in discontinued operations in the Company’s consolidated financial statements of operations, no other assets or liabilities were sold in this sale. All prior period information has been reclassified to be consistent with the current period presentation.

The following amounts related to the Sirius subsidiary were derived from historical financial information and have been segregated from continuing operations and reported as discontinued operations.

	2010	2009
Revenues	$17,753	$262,056

Cost of Sales	(14,215)	(154,740)

Salaries and Benefits	(6,471)	(139,203)

Selling, General and Administrative	(39,388)	(66,975)

Loss from Operations	(42,321)	(98,861)

Interest Income	2,300	3,684

Gain on Sale of Assets	80,000	-

Income (Loss) from Discontinued Operations	39,979	(95,178)

Income Tax Benefit (Expense)	(15,044)	35,795

Loss from Discontinued Operations, net of income taxes	$24,935	$(59,383)