Form 10-Q
period 2010-09-30
PROCYON CORP
filed 2010-11-12
CIK 812306

SECURITIES & EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

[x] Quarterly Report Under Section 13 or 15 (d) of
the Securities Exchange Act of 1934

For Quarterly Period Ended September 30, 2010

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common stock, no par value; 8,055,388 shares outstanding as of November 10, 2010.

PART I. - FINANCIAL INFORMATION

Item	Page

ITEM 1. FINANCIAL STATEMENTS	3

Index to Financial Statements

Financial Statements:

Consolidated Balance Sheets	3
Consolidated Statements of Operations	4
Consolidated Statements of Cash Flows	5
Notes to Financial Statements	6

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

ITEM 4. CONTROLS AND PROCEDURES	16

PART II. - OTHER INFORMATION

ITEM 5. OTHER INFORMATION	16

ITEM 6. EXHIBITS	17

SIGNATURES	17

PROCYON CORPORATION & SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
September 30, 2010 and June 30, 2010

	(unaudited)	(audited)
ASSETS	September 30,	June 30,
	2010	2010
CURRENT ASSETS
Cash	$817,826	$827,512
Certificates of Deposit, plus accrued interest	104,338	54,028
Accounts Receivable, less allowance for doubtful accounts of $1,000.	177,946	184,130
Inventories	205,006	188,287
Prepaid Expenses	104,070	116,815
Deferred Tax Asset	103,624	121,391
TOTAL CURRENT ASSETS	1,512,810	1,492,163

PROPERTY AND EQUIPMENT, NET	525,077	513,925

OTHER ASSETS
Deposits	792	1,854
Deferred Tax Asset	831,058	861,945
	831,850	863,799

TOTAL ASSETS	$2,869,737	$2,869,887

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts Payable	$141,145	$184,942
Accrued Expenses	106,717	128,006
Current Portion of Mortgage Payable	27,210	26,335
TOTAL CURRENT LIABILITIES	275,072	339,283

LONG TERM LIABILITIES
Mortgage Payable	390,360	397,367
TOTAL LONG TERM LIABILITIES	390,360	397,367

STOCKHOLDERS' EQUITY
Preferred Stock, 496,000,000 shares	-	-
authorized, none issued.
Series A Cumulative Convertible Preferred Stock,	154,950	154,950
no par value; 4,000,000 shares authorized;
199,100 shares issued and outstanding.
Common Stock, no par value, 80,000,000 shares	4,416,676	4,416,676
authorized; 8,055,388 shares issued and outstanding.

Paid-in Capital	6,000	6,000
Accumulated Deficit	(2,373,321)	(2,444,389)
TOTAL STOCKHOLDERS' EQUITY	$2,204,305	2,133,237

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,869,737	$2,869,887

The accompanying notes are an integral part of these financial statements.

PROCYON CORPORATION & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Three Months Ended September 30, 2010 and 2009
	(unaudited)	(unaudited)
	Three Months	Three Months
	Ended	Ended
	Sep. 30, 2010	Sep. 30, 2009

NET SALES	$654,245	$671,816

COST OF SALES	138,646	139,018

GROSS PROFIT	515,599	532,798

OPERATING EXPENSES
Salaries and Benefits	215,875	248,233
Selling, General and Administrative	173,222	205,900
	389,097	454,133

INCOME FROM OPERATIONS	126,502	78,665

OTHER INCOME (EXPENSE)
Interest Expense	(7,734)	(8,250)
Interest Income	954	2,189
	(6,780)	(6,061)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	119,722	72,604

INCOME TAX EXPENSE	(48,654)	(29,291)

NET INCOME FROM CONTINUING OPERATIONS	71,068	43,313

DISCONTINUED OPERATIONS
Income from Operations of Discontinued Component	-	56,576
Provision for Income Tax Expense	-	(21,289)
NET INCOME FROM DISCONTINUED OPERATIONS	-	35,287

NET INCOME	71,068	78,600

Dividend requirements on preferred stock	(4,978)	(4,978)

Basic net income available to common shares	$66,090	$73,622

Basic net income per common share
Continuing Operations	$0.01	$0.01
Discontinued Operations	$-	$0.00
Total Basic Net Income Per Share	$0.01	$0.01

Weighted average number of common shares outstanding	8,055,388	8,055,388

Diluted net income per common share
Continuing Operations	$0.01	$0.01
Discontinued Operations	$-	$0.00
Total Diluted Net Income Per Share	$0.01	$0.01

Weighted average number of common shares outstanding, diluted	8,254,488	8,254,488

The accompanying notes are an integral part of these financial statements.

PROCYON CORPORATION & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ending September 30, 2010 and 2009

	(unaudited)	(unaudited)
	September 30,	September 30,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES

Net Income	$71,068	$78,600
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	7,293	7,108
Deferred Income Taxes	48,654	50,580
Allowance for Doubtful Accounts	-	500
Accrued Interest on Certificates of Deposit	(310)	4,031
Decrease (increase) in:
Accounts Receivable	6,184	3,468
Inventory	(16,719)	(8,721)
Prepaid Expenses	12,745	(34,038)
Other Assets	1,062	-
Increase (decrease) in:
Accounts Payable	(43,797)	13,592
Accrued Expenses	(21,289)	1,128
NET CASH PROVIDED BY OPERATING ACTIVITIES	64,891	116,248

CASH FLOW FROM INVESTING ACTIVITIES

Purchase of Certificate of Deposit	(50,000)	191,645
Purchase of property & equipment	(18,445)	(1,846)
NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES	(68,445)	189,799

CASH FLOW FROM FINANCING ACTIVITIES

Payments on Mortgage Payable	(6,132)	(5,748)
NET CASH USED BY FINANCING ACTIVITIES	(6,132)	(5,748)

NET CHANGE IN CASH	(9,686)	300,299

CASH AT BEGINNING OF PERIOD	827,512	403,030

CASH AT END OF PERIOD	$817,826	$703,329

SUPPLEMENTAL DISCLOSURES

Interest Paid	$7,783	$8,261
Taxes Paid	$-	$-

Non Cash Transaction Disclosure

Marketing Expense paid for by Accounts Receivable	$-	$9,900

The accompanying notes are an integral part of these financial statements.

Notes to Financial Statements

NOTE A - SUMMARY OF ACCOUNTING POLICIES

The interim financial statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) have been condensed or omitted as allowed by such rules and regulations. The Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the Company’s audited financial statements dated June 30, 2010. The results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year.

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

On September 30, 2010, there were outstanding options to purchase 65,000 shares of our common stock at exercise price of $0.16 per share and expiration date of November 2010. These options were vested at the time of grant. During the quarter ended September 30, 2010, no options were granted. Therefore, the adoption of Topic 718 does not have a material impact on our statement of operations for period ending September 30, 2010.

The fair value of a stock option is determined using the Black-Scholes option-pricing model, which values options based on the stock price at the grant date, the expected life of the option, the estimated volatility of the stock, the expected dividend payments, and the risk-free interest rate over the life of the option. There were no options granted during the quarters ended September 30, 2010 and 2009.

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

SUBSEQUENT EVENTS

We have evaluated subsequent events through November 10, 2010, which is the date the financial statements were available to be issued.

NOTE B - INVENTORIES

Inventories consisted of the following:
	September 30,	June 30,
	2010	2010
Finished Goods	$98,184	$83,311
Raw Materials	$106,822	$104,976
	$205,006	$188,287

NOTE C - STOCKHOLDERS’ EQUITY

During January 1995, the Company's Board of Directors authorized the issuance of up to 4,000,000 shares of Series A Cumulative Convertible Preferred Stock (“Series A Preferred Stock”). The preferred stockholders are entitled to receive, as and if declared by the board of directors, quarterly dividends at an annual rate of $.10 per share of Series A Preferred Stock per annum. Dividends will accrue without interest and will be cumulative from the date of issuance of the Series A Preferred Stock and will be payable quarterly in arrears in cash or publicly traded common stock when and if declared by the Board of Directors. As of September 30, 2010, no dividends have been declared. Dividends in arrears on the outstanding preferred shares total $266,259 as of September 30, 2010.

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

The Board of Directors of the Company approved a plan on December 8, 2007 to repurchase shares of Procyon Corporation's outstanding common stock. The repurchase plan authorizes management to repurchase from time to time up to 10% of the total outstanding shares of common stock as of December 8, 2007, subject to applicable SEC regulations and compliance with the Company's trading window policies. The Board's authorization is based on its belief that Procyon's common stock is underpriced at times given the Company's working capital, liquidity, assets, book value and future prospects. The shares may be repurchased from time to time in the open market, through block purchases or in privately negotiated transactions depending upon market conditions and other factors, in accordance with SEC Rule 10b-18. Procyon has no commitment or obligation to purchase all or any portion of the authorized shares. All shares purchased are canceled and returned to the status of authorized but unissued common stock. The plan does not have an expiration date. As of September 30, 2010, no shares of common stock had been repurchased by the Company pursuant to its repurchase plan.

NOTE D - INCOME TAXES AND AVAILABLE CARRYFORWARD

As of September 30, 2010, the Company had consolidated income tax net operating loss ("NOL") carryforward for federal income tax purposes of approximately $2,490,000. The federal NOL will expire in various years ending through the year 2020. The benefits of NOL carryforward for the three months ended September 30, 2010 and 2009 were $48,654 and $50,580, respectively.

The components of the provision for income taxes (benefits) attributable to continuing and discontinued operations are as follows:

	Three Months 9/30/2010	Three Months 9/30/2009
Current
Federal	$0	$0
State	0	0
	$0	$0

Deferred Continuing Operations
Federal	$41,543	$23,952
State	7,111	5,339
	$48,654	$29,291
Deferred - Discontinued Operations
Federal	$-	$19,236
State	-	2,053
	$-	$21,289

Deferred Income Taxes reflect the net tax effects of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

	Current	Non-Current
Deferred Tax Assets
NOL and contribution carryforwards	$104,000	$832,737
Allowance for doubtful acounts	(376)
	103,624	832,737
Deferred Tax Liabilities
Excess of tax over book depreciation	-	(1,679)
	103,624	831,058

Net Deferred Tax Asset	$103,624	$831,058

The Change in valuation allowance is as follows:

June 30, 2010	$-
September 30, 2010	$-
Change in valuation allowance	$-

Management believes it is more likely than not that it will realize the benefit of the NOL carryforward, because of its continuing trend of earnings. Therefore, a valuation allowance in not considered necessary.

Income taxes for the periods ended September 30, 2010 and 2009 differ from the amounts computed by applying the effective income tax rates of 37.63% and 37.63%, respectively, to income taxes as a result of the following:
	Three Months Sep 30, 2010	Three Months Sep 30, 2009
Continuing Operations
Expected provision at US statutory rate	$41,215	$24,521
State income tax net of federal benefit	4,400	2,618
Nondeductible & timing differences	512	2,152
Change in estimates in available NOL carryforwards	2,526	-
Income Tax Expense (Benefit)	$48,654	$29,291
Discontinued Operations
Expected provision at US statutory rate	-	19,236
State income tax net of federal benefit	-	2,053
Income Tax Expense	$-	$21,289

The earliest tax year still subject to examination by a major taxing jurisdiction is fiscal year end June 30, 2007.

NOTE E - MORTGAGE PAYABLE

On July 21, 2006, we entered into a mortgage loan, guaranteed by our C.E.O. Regina W. Anderson, for $508,000 with the Bank of America for the purchase of our corporate office building which has a net book value of approximately $491,000. At the time the mortgage loan was entered into, it was due in 14 years and interest was fixed at 7.25%. Interest expense was $7,734 for the three months ended September 30, 2010. As of September 21, 2010, the interest rate on the mortgage was adjusted to 6.85% for the remainder of the term of the loan.

Maturities of long-term debt associated with the mortgage payable are as follows:

Year Ending June 30,
9 months 2011	$20,232
2012	28,640
2013	30,655
2014	32,833
2015	35,154
2016 and thereafter	270,056
417,570
Less current portion	27,210
$390,360

NOTE F - LINE OF CREDIT

The Company has a $250,000, due-on-demand line of credit with a financial institution, collateralized by the Company’s inventory of $205,006 and accounts receivable assets of $177,946.  The line of credit is renewable annually in April. The C.E.O. of the Company personally guaranteed the line of credit to the Company. At September 30, 2010, the Company owed $0 on the line of credit. The line of credit extends terms of cash advances at a variable rate set equal to the prime rate at the time of advance. The interest rate can fluctuate according to the changes in its published prime rate.

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

NOTE J - DISCONTINUED OPERATIONS

As previously reported, we entered into an Asset Purchase Agreement, effective July 31, 2009, with Priority Diabetes Supply, Inc., a Florida corporation, doing business as Diabetes Wellness Supply ("Priority Diabetes"). Pursuant to the Agreement, we sold certain "Purchased Assets," as defined in the Agreement, including Sirius' customer list, to Priority Diabetes. Thus, as of July 31, 2009, Sirius no longer offers testing products to diabetic customers. Management is considering various options for the future direction of Sirius. The sale to date generated a gain of $80,000, recognized in income (loss) from operations of discontinued components in the statements of operations. The completion of the 180 day price adjustment period resulted in no new payments. The agreement also contains a non-compete period of two years, prohibiting Sirius from engaging in the business of the sale of diabetic testing supply products.

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

	Three Months 9/30/2010	Three Months 9/30/2009
Revenues	$-	$17,753
Cost of Sales	-	13,990
Salaries and Benefits	-	5,951
Selling, General and Administrative	-	21,907
Loss from Operations	-	(24,095)
Interest Income	-	671
Gain on Sale of Disclosed Assets	-	80,000
Income from Discontinued Operations	-	56,576
Income Tax Expense	-	(21,289)
Income from Discontinued Operations, net of income taxes	$-	$35,287

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company's condensed financial statements have been prepared in accordance with standards of the Public Company Accounting Oversight Board (United States), which require the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosures. A summary of those significant accounting policies can be found in the Notes to the Consolidated Financial Statements included in the Company's annual report on form 10-K, for the year ended June 30, 2010, which was filed with the Securities and Exchange Commission on September 28, 2010. The estimates used by management are based upon the Company's historical experiences combined with management’s understanding of current facts and circumstances. Certain of the Company's accounting policies are considered critical as they are both important to the portrayal of the Company's financial condition and the results of its operations and require significant or complex judgments on the part of management. We believe that the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our financial statements.

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

Accounts Receivable Allowance

Accounts receivable allowance reflects a reserve that reduces our customer accounts and receivable to the net amount estimated to be collectible. The valuation of accounts receivable is based upon the credit-worthiness of customers and third-party payers as well as historical collection experience. Allowances for doubtful accounts are recorded as a selling, general and administrative expense for estimated amounts expected to be uncollectible from third-party payers and customers. The Company bases its estimates on its historical collection experience, current trends, credit policy and on the analysis of accounts by aging category. At September 30, 2010 our allowance for doubtful accounts totaled $1,000.

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

Deferred Income Taxes

Deferred income taxes are recognized for the expected tax consequences in future years for differences between the tax bases of assets and liabilities and their financial reporting amounts, based upon exacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. The Company accounts for income taxes under Topic 740 - Income Tax in the Accounting Standards Codification. A valuation allowance is used to reduce deferred tax assets to the net amount expected to be recovered in future periods. The estimates for deferred tax assets and the corresponding valuation allowance require us to exercise complex judgments. We periodically review and adjust those estimates based upon the most current information available. We did not have a valuation allowance as of September 30, 2010. Because the recoverability of deferred tax assets is directly dependent upon future operating results, actual recoverability of deferred tax assets may differ materially from our estimates.

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

FINANCIAL CONDITION

As of September 30, 2010 the Company's principal sources of liquid assets included cash of $817,826, inventories of $205,006, and net accounts receivable of $177,946. The company also has $104,338 in short term Certificate of Deposits. The Company had net working capital of $1,237,738, and long-term debt of $390,360 at September 30, 2010.

During the three months ended September 30, 2010, cash decreased from $827,512 as of June 30, 2010, to $817,826. Operating activities provided cash of $64,891 during the period, consisting primarily of net income of  $71,068. Cash used by investing activities was $68,445 as compared to cash used of $189,799 for the corresponding period in 2009.

The Company recorded a current deferred tax asset of $103,624, and non-current deferred tax asset of $831,058, at September 30, 2010. Because the recoverability of deferred tax assets is directly dependent upon future operating results, actual recoverability of deferred tax assets may differ materially from our estimates.

RESULTS OF OPERATIONS

Comparison of the three months ended September 30, 2010 and 2009.

Net sales during the quarter ended September 30, 2010, were $654,245, as compared to $671,816 in the quarter ended September 30, 2009, a decrease of $17,571, or approximately 3%. Our net sales for the three months ended September 30, 2010 decreased from corresponding prior year period primarily because previous year period sales were higher, due to back orders being filled that were caused by the changes to the Saturated Gauze Dressing  requirements for sterilization, by PDAC (Pricing, Data Analysis and Coding).

Gross profit during the quarter ended September 30, 2010, was $515,599, as compared to $532,798 during the quarter ended September 30, 2009, a decrease of $17,199, or approximately 3%. As a percentage of net sales, gross profit was approximately 79% in the quarter ended September 30, 2010, and approximately 79% in the corresponding quarter in 2009.

Operating expenses during the quarter ended September 30, 2010, were $389,097, consisting of $215,875 in salaries and benefits, and $173,222 in selling, general and administrative expenses. This compares to operating expenses during the quarter ended September 30, 2009, of $454,133, consisting of $248,233 in salaries and benefits, and $205,900 in selling, general and administrative expenses. Expenses for the quarter ended September 30, 2010, decreased by $65,036, or approximately 14% compared to the corresponding quarter in 2009. The decrease in continuing operation expenses was largely attributable to a decrease in selling, general and administrative expenses, as well as a decrease in salaries and benefits. The decrease in salaries and benefits came mostly from turn over the in the sales manager position.

Operating profit increased by $47,837 (approximately 61%) to a profit of $126,502 for the quarter ended September 30, 2010, as compared to $78,665 in the comparable quarter of the prior year. Net profit from continuing operations before income taxes was $119,722 during the quarter ended September 30, 2010, as compared to a net income from continuing operations before income taxes of $72,604 during the quarter ended September 30, 2009, an increase of 64%. The increase in net income from continuing operations before income taxes in three months period was primarily attributable to lowering selling, general and administrative expenses as well as salaries and benefits.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Management of the Company, with the participation of the Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based on that evaluation, management, including the Chief Executive and Chief  Financial Officer, has concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures are not effective in ensuring that all material information relating to the Company required to be disclosed in this report has been made known to management in a timely manner and ensuring that this information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations, because of the identification of certain material weaknesses in our internal control over financial reporting which are identified below, which we view as an integral part of our disclosure controls and procedures.

(b) Changes in Internal Controls Over Financial Reporting

As previously reported, our annual assessment of the internal controls over financial reporting as of June 30, 2010 revealed several deficiencies that we consider to be material weaknesses: (1) inadequate segregation of duties consistent with control objectives; (2) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of GAAP and SEC disclosure requirements; (3) inadequate internal and external control over the calculation of deferred tax assets and liabilities and requisite knowledge to properly compute the deferred tax assets and liabilities; (4) ineffective controls over period end financial disclosure and reporting processes and (5) insufficient board and audit committee composition to provide oversight of the financial statement process.

During the first fiscal quarter of 2011, the Company continued to address changes needed to improve board oversight of the financial statement process. We have instituted some changes in segregation of duties as current staffing permits and improved our process of communication with our Board of Directors. The Company has also made efforts by adopting more internal control policies and procedures.

PART II. OTHER INFORMATION

ITEM 5. Other Information.

Submission of Matters to a vote of Security Holders.

We held our annual meeting for fiscal 2010 on Tuesday, November 9, 2010, at 4:00 p.m. EST. The following matters were considered and approved by the shareholders:

A. The following seven directors were elected to hold office for one-year terms or until their successors are elected and qualified:

	Votes For	Votes Against or Withheld	Total Voted

Regina W. Anderson	4,369,173	109,855	4,479,028
James B. Anderson	4,356,073	122,955	4,479,028
Justice W. Anderson	4,354,173	124,855	4,479,028
Michael T. Foley	4,371,073	107,955	4,479,028
Jeffrey S. Slowgrove	4,356,073	122,955	4,479,028
Fred W. Suggs	4,370,573	108,455	4,479,028
Chester L. Wallack	4,370,573	108,455	4,479,028

B. To ratify appointment of Ferlita, Walsh & Gonzalez, P.A. as our independent certified public accountants for the 2010 fiscal year.

Votes For	4,854,959
Votes Against	163,657
Votes Abstaining	297,475
Total Voted	5,316,091

ITEM 6. EXHIBITS

(A) EXHIBITS

31.1	Certification of Regina W. Anderson pursuant to Exchange Act Rule 13a-14(a)/15d-14(a)
31.2	Certification of James B. Anderson pursuant to Exchange Act Rule 13a-14(a)/15d-14(a)
32.1	Certification Pursuant to 18 U.S.C.§1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

PROCYON CORPORATION

November 12, 2010	By: /s/ REGINA W. ANDERSON
Date	Regina W. Anderson, Chief Executive Officer