Form 10-Q
period 2010-12-31
PROCYON CORP
filed 2011-02-10
CIK 812306

SECURITIES & EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

[x] Quarterly Report Under Section 13 or 15 (d) of
the Securities Exchange Act of 1934

For Quarterly Period Ended December 31, 2010

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common stock, no par value; 8,055,388 shares outstanding as of February 10, 2011.

PART I. - FINANCIAL INFORMATION

PROCYON CORPORATION & SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2010 and June 30, 2010

	(unaudited)	(audited)
ASSETS	December 31,	June 30,
	2010	2010
CURRENT ASSETS
Cash	$815,031	$827,512
Certificates of Deposit, plus accrued interest	104,584	54,028
Accounts Receivable, less allowance for doubtful	254,297	184,130
accounts of $1,000.
Inventories	233,781	188,287
Prepaid Expenses	113,367	116,815
Deferred Tax Asset	104,986	121,391
TOTAL CURRENT ASSETS	1,626,046	1,492,163

PROPERTY AND EQUIPMENT, NET	549,241	513,925

OTHER ASSETS
Deposits	792	1,854
Deferred Tax Asset	781,277	861,945
	782,069	863,799

TOTAL ASSETS	$2,957,356	$2,869,887

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts Payable	$140,684	$184,942
Accrued Expenses	122,436	128,006
Current Portion of Mortgage Payable	27,210	26,335
TOTAL CURRENT LIABILITIES	290,330	339,283

LONG TERM LIABILITIES
Mortgage Payable	383,816	397,367
TOTAL LONG TERM LIABILITIES	383,816	397,367

STOCKHOLDERS' EQUITY
Preferred Stock, 496,000,000 shares	-	-
authorized, none issued.
Series A Cumulative Convertible Preferred Stock,	154,950	154,950
no par value; 4,000,000 shares authorized;
199,100 shares issued and outstanding.
Common Stock, no par value, 80,000,000 shares	4,416,676	4,416,676
authorized; 8,055,388 shares issued and
outstanding.
Paid-in Capital	6,000	6,000
Accumulated Deficit	(2,294,416)	(2,444,389)
TOTAL STOCKHOLDERS' EQUITY	$2,283,210	2,133,237

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,957,356	$2,869,887

The accompanying notes are an integral part of these financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
Three & Six Months Ended December 31, 2010 and 2009
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	Dec. 31, 2010	Dec. 31, 2009	Dec. 31, 2010	Dec. 31, 2009

NET SALES	$744,234	$548,644	$1,398,479	$1,220,460

COST OF SALES	158,324	109,073	296,970	248,091

GROSS PROFIT	585,910	439,571	1,101,509	972,369

OPERATING EXPENSES
Salaries and Benefits	248,551	244,365	464,425	492,599
Selling, General and Administrative	203,681	205,411	376,904	411,311
	452,232	449,776	841,329	903,910

INCOME (LOSS) FROM OPERATIONS	133,678	(10,205)	260,180	68,459

OTHER INCOME (EXPENSE)
Interest Expense	(7,261)	(8,150)	(14,994)	(16,400)
Interest Income	907	1,500	1,860	3,689
	(6,354)	(6,650)	(13,134)	(12,711)

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	127,324	(16,855)	247,046	55,748

INCOME TAX EXPENSE	(48,419)	2,565	(97,073)	(26,725)

NET INCOME (LOSS) FROM CONTINUING OPERATIONS	78,905	(14,290)	149,973	29,023

DISCONTINUED OPERATIONS
Income (Loss) from Operations of Discontinued Component	-	(17,211)	-	39,365
Provision for Income Tax Expense	-	6,477	-	(14,813)
NET INCOME (LOSS) FROM DISCONTINUED OPERATIONS	-	(10,734)	-	24,552

NET INCOME (LOSS)	78,905	(25,024)	149,973	53,575

Dividend requirements on preferred stock	(4,977)	(4,977)	(9,955)	(9,955)

Basic net income (loss) available to common shares	$73,928	$(30,001)	$140,018	$43,620

Basic net income per common share
Continuing Operations	$0.01	$-	$0.02	$-
Discontinued Operations	$-	$-	$-	$-
Total Basic Net Income Per Share	$0.01	$-	$0.02	$-

Weighted average number of common shares outstanding	8,055,388	8,055,388	8,055,388	8,055,388

Diluted net income per common share
Continuing Operations	$0.01	$-	$0.02	$-
Discontinued Operations	$-	$-	$-	$-
Total Diluted Net Income Per Share	$0.01	$-	$0.02	$-

Weighted average number of common shares outstanding, diluted	8,254,488	8,055,388	8,254,488	8,254,488

The accompanying notes are an integral part of these financial statements.

PROCYON CORPORATION & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ending December 31, 2010 and 2009
	(unaudited)	(unaudited)
	December 31,	December 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES

Net Income	$149,973	$53,575
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	15,923	14,498
Deferred Income Taxes	97,073	41,538
Allowance for Doubtful Accounts	-	(3,200)
Accrued Interest on Certificates of Deposit	685	5,971
Decrease (increase) in:
Accounts Receivable	(70,167)	89,920
Inventory	(45,494)	(33,600)
Prepaid Expenses	3,447	7,482
Other Assets	1,062	-
Increase (decrease) in:
Accounts Payable	(44,258)	(3,111)
Accrued Expenses	(5,570)	(21,703)
NET CASH PROVIDED BY OPERATING ACTIVITIES	102,674	151,370

CASH FLOW FROM INVESTING ACTIVITIES

Purchase of Certificate of Deposit	(51,240)	-
Redemption of Certificate of Deposit	-	189,659
Purchase of property & equipment	(51,239)	(8,573)
NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES	(102,479)	181,086

CASH FLOW FROM FINANCING ACTIVITIES

Payments on Mortgage Payable	(12,676)	(11,692)
NET CASH USED BY FINANCING ACTIVITIES	(12,676)	(11,692)

NET CHANGE IN CASH	(12,481)	320,764

CASH AT BEGINNING OF PERIOD	827,512	403,030

CASH AT END OF PERIOD	$815,031	$723,794

SUPPLEMENTAL DISCLOSURES

Interest Paid	$14,976	$16,323
Taxes Paid	$-	$-

Non Cash Transaction Disclosure

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

On December 31, 2010, there were no outstanding options to purchase shares of our common stock. The previously reported 65,000 options outstanding, expired in November 2010. Therefore, the adoption of Topic 718 does not have a material impact on our statement of operations for period ending December 31, 2010.

The fair value of a stock option is determined using the Black-Scholes option-pricing model, which values options based on the stock price at the grant date, the expected life of the option, the estimated volatility of the stock, the expected dividend payments, and the risk-free interest rate over the life of the option. There were no options granted during the quarters ended December 31, 2010 and 2009.

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

EARNINGS PER SHARE

Basic earnings per share (EPS) is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that would occur if dilutive securities and other contracts to issue Common Stock were exercised or converted into Common Stock or resulted in the issuance of Common Stock that then shared in  earnings. We use the treasury stock method to compute potential common shares from stock options and the as-if-converted method to compute potential common shares from Preferred Stock.

For the period ended December 31, 2009, in which net losses occurred, all potential common shares were excluded from diluted EPS because the effect of including such shares would be anti-dilutive.

SUBSEQUENT EVENTS

We have evaluated subsequent events through February 10, 2011, which is the date the financial statements were available to be issued.

NOTE B - INVENTORIES

Inventories consisted of the following:
	December 31,	June 30,
	2010	2010
Finished Goods	$99,049	$83,311

Raw Materials	$134,732	$104,976
	$233,781	$188,287

NOTE C - STOCKHOLDERS’ EQUITY

During January 1995, the Company's Board of Directors authorized the issuance of up to 4,000,000 shares of Series A Cumulative Convertible Preferred Stock (“Series A Preferred Stock”). The preferred stockholders are entitled to receive, as and if declared by the board of directors, quarterly dividends at an annual rate of $.10 per share of Series A Preferred Stock per annum. Dividends will accrue without interest and will be cumulative from the date of issuance of the Series A Preferred Stock and will be payable quarterly in arrears in cash or publicly traded common stock when and if declared by the Board of Directors. As of December 31, 2010, no dividends have been declared. Dividends in arrears on the outstanding preferred shares total $271,236 as of December 31, 2010.

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

The Board of Directors of the Company approved a plan on December 8, 2007 to repurchase shares of Procyon Corporation's outstanding common stock. The repurchase plan authorizes management to repurchase from time to time up to 10% of the total outstanding shares of common stock as of December 8, 2007, subject to applicable SEC regulations and compliance with the Company's trading window policies. The Board's authorization is based on its belief that Procyon's common stock is underpriced at times given the Company's working capital, liquidity, assets, book value and future prospects. The shares may be repurchased from time to time in the open market, through block purchases or in privately negotiated transactions depending upon market conditions and other factors, in accordance with SEC Rule 10b-18. Procyon has no commitment or obligation to purchase all or any portion of the authorized shares. All shares purchased are canceled and returned to the status of authorized but unissued common stock. The plan does not have an expiration date. As of December 31, 2010, no shares of common stock had been repurchased by the Company pursuant to its repurchase plan.

NOTE D - INCOME TAXES AND AVAILABLE CARRYFORWARD

As of December 31, 2010, the Company had consolidated income tax net operating loss ("NOL") carryforward for federal income tax purposes of approximately $2,363,000. The federal NOL will expire in various years ending through the year 2019. The benefits of NOL carryforward for the six months ended December 31, 2010 and 2009 were $97,073 and $41,538, respectively.

The components of the provision for income taxes (benefits) attributable to continuing and discontinued operations are as follows:

	Six Months 12/31/2010	Six Months 12/31/2009
Current

Federal	$0	$0

State	0	0
	$0	$0

Deferred Continuing Operations

Federal	$82,885	$22,819

State	14,188	3,906
	$97,073	$26,725
Deferred - Discontinued Operations

Federal	$-	$12,648

State	-	2,165
	$-	$14,813

Total Income Tax Expense (Benefit)	$97,073	$41,538

Deferred Income Taxes reflect the net tax effects of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

	Current	Non-Current
Deferred Tax Assets
NOL and contribution carryforwards	$105,362	$783,886

Allowance for doubtful accounts	(376)
	104,986	783,886
Deferred Tax Liabilities

Excess of tax over book depreciation	-	(2,609)
	104,986	781,277

Net Deferred Tax Asset (Liability)	$104,986	$781,277

The Change in valuation allowance is as follows:

June 30, 2010	$-
December 31, 2010	$-
Change in valuation allowance	$-

Management believes it is more likely than not that it will realize the benefit of the NOL carryforward, because of its continuing trend of earnings. Therefore, a valuation allowance in not considered necessary.

Income taxes for the periods ended December 31, 2010 and 2009 differ from the amounts computed by applying the effective income tax rates of 37.63%, to income taxes as a result of the following:

	Six Months Dec 31, 2010	Six Months Dec 31, 2009
Continuing Operations

Expected provision at US statutory rate	$82,378	$19,539

State income tax net of federal benefit	8,795	2,086

Nondeductible & timing differences	1,514	3,675

Change in estimates in available NOL carryforwards	4,386	1,425

Income Tax Expense (Benefit)	$97,073	$26,725

Discontinued Operations

Expected provision at US statutory rate	-	13,384

State income tax net of federal benefit	-	1,429

Income Tax Expense (Benefit)	$-	$14,813

The earliest tax year still subject to examination by a major taxing jurisdiction is fiscal year end June 30, 2007.

NOTE E - MORTGAGE PAYABLE

On July 21, 2006, we entered into a mortgage loan, guaranteed by our C.E.O. Regina W. Anderson, for $508,000 with the Bank of America for the purchase of our corporate office building which has a net book value of approximately $480,000. The mortgage loan is due in 14 years and interest is fixed at 7.25%. Interest expense was $14,994 for the six months ended December 31, 2010. As of September 21, 2010, the interest rate on the mortgage was adjusted to 6.85% for the remainder of the term of the loan.

Maturities of long-term debt associated with the mortgage payable are as follows:

Year Ending June 30,

6 months 2011	$13,603

2012	28,640

2013	30,655

2014	32,833

2015	35,154

2016 and thereafter	270,141

411,026

Less current portion	27,210

$383,816

NOTE F - LINE OF CREDIT

The Company has a $250,000, due-on-demand line of credit with a financial institution, collateralized by the Company’s inventory of $233,781 and accounts receivable assets of $254,297.  The line of credit is renewable annually in April. The C.E.O. of the Company personally guaranteed the line of credit to the Company. At December 31, 2010, the Company owed $0 on the line of credit. The line of credit extends terms of cash advances at a variable rate set equal to the prime rate at the time of advance. The interest rate can fluctuate according to the changes in its published prime rate.

NOTE G - RELATED PARTY TRANSACTIONS

Our Chief Executive Officer, Regina W. Anderson, guaranteed a loan for the Company in the amount of $508,000, issued in connection with our purchase of our office building in July 2006, as well as the $250,000 line of credit.

NOTE H - DISCONTINUED OPERATIONS

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

	Six Months 12/31/2010	Six Months 12/31/2009
Revenues	$-	$17,753

Cost of Sales	-	14,215

Salaries and Benefits	-	6,455

Selling, General and Administrative	-	39,036

Loss from Operations	-	(41,953)

Interest Income	-	1,318

Gain on Sale of Disclosed Assets	-	80,000

Income from Discontinued Operations	-	39,365

Income Tax Benefit	-	(14,813)

Income from Discontinued Operations, net of income taxes	$-	$24,552

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Accounts Receivable Allowance

Accounts receivable allowance reflects a reserve that reduces our customer accounts and receivable to the net amount estimated to be collectible. The valuation of accounts receivable is based upon the credit-worthiness of customers and third-party payers as well as historical collection experience. Allowances for doubtful accounts are recorded as a selling, general and administrative expense for estimated amounts expected to be uncollectible from third-party payers and customers. The Company bases its estimates on its historical collection experience, current trends, credit policy and on the analysis of accounts by aging category. At December 31, 2010 our allowance for doubtful accounts totaled $1,000.

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

Deferred Income Taxes

Deferred income taxes are recognized for the expected tax consequences in future years for differences between the tax bases of assets and liabilities and their financial reporting amounts, based upon exacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. The Company accounts for income taxes under Topic 740 - Income Tax in the Accounting Standards Codification. A valuation allowance is used to reduce deferred tax assets to the net amount expected to be recovered in future periods. The estimates for deferred tax assets and the corresponding valuation allowance require us to exercise complex judgments. We periodically review and adjust those estimates based upon the most current information available. We did not have a valuation allowance as of December 31, 2010. Because the recover ability of deferred tax assets is directly dependent upon future operating results, actual recover ability of deferred tax assets may differ materially from our estimates.

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

Recent Developments

Effective July 31, 2009, Sirius entered into an Asset Purchase Agreement with Priority Diabetes Supply, Inc. Under the terms of the Agreement Sirius sold certain “Purchased Assets,” as defined in the Asset Purchase agreement, to Priority Diabetes, consisting primarily of Sirius' list of diabetic customers. As of July 31, 2009, Sirius no longer markets diabetic testing products. Management is considering various alternatives for Sirius' future business operations.

FINANCIAL CONDITION

As of December 31, 2010 the Company's principal sources of liquid assets included cash of $815,031, inventories of $233,781, and net accounts receivable of $254,297. The company also has $104,584 in short term Certificate of Deposits. The Company had net working capital of $1,335,716, and long-term debt of $383,816 at December 31, 2010.

During the six months ended December 31, 2010, cash decreased from $827,512 as of June 30, 2010, to $815,031. Operating activities provided cash of $102,674 during the period, consisting primarily of net income of  $149,973. Cash used by investing activities was $102,479 as compared to cash provided  of $181,086 for the corresponding period in 2009.

The Company recorded a current deferred tax asset of $104,986, and non-current deferred tax asset of $781,277, at December 31, 2010. Because the recoverability of deferred tax assets is directly dependent upon future operating results, actual recoverability of deferred tax assets may differ materially from our estimates.

RESULTS OF OPERATIONS

Comparison of the three and six months ended December 31, 2010 and 2009.

Net sales during the quarter ended December 31, 2010, were $744,234, as compared to $548,644 in the quarter ended December 31, 2009, an increase of $195,590, or approximately 36%. Net sales during the six months ended December 31, 2010, were $1,398,479, as compared to $1,220,460 in the six months ended December 31, 2009, an increase of $178,019, or approximately 15%. We believe that sales for the three and six month periods increased over previous corresponding periods due largely to expansion of our customer base, increases in current market share and an increase in sales from customers purchasing early to avoid the announced price increase the Company implemented effective January 1, 2011.

Gross profit during the quarter ended December 31, 2010, was $585,910, as compared to $439,571 during the quarter ended December 31, 2009, an increase of $146,339, or approximately 33%. As a percentage of net sales, gross profit was approximately 79% in the quarter ended December 31, 2010, and approximately 80% in the corresponding quarter in 2009. Gross profit during the six months ended December 31, 2010, was $1,101,509, as compared to $972,369 during the six months ended December 31, 2009, an increase of $129,140, or approximately 13%. As a percentage of net sales, gross profit was approximately 79% in the six months ended December 31, 2010, and approximately 80% in the corresponding six months in 2009.

Operating expenses during the quarter ended December 31, 2010, were $452,232, consisting of $248,551 in salaries and benefits, and $203,681 in selling, general and administrative expenses. This compares to operating expenses during the quarter ended December 31, 2009, of $449,776, consisting of $244,365 in salaries and benefits, and $205,411 in selling, general and administrative expenses. Expenses for the quarter ended December 31, 2010, increased by $2,456, or approximately 1% compared to the corresponding quarter in 2009.

Operating profit increased by $143,883 to a profit of $133,678 for the quarter ended December 31, 2010, as compared to a loss of $10,205 in the comparable quarter of the prior year. Net profit from continuing operations before income taxes was $127,324 during the quarter ended December 31, 2010, as compared to a net loss from continuing operations before income taxes of $16,855 during the quarter ended December 31, 2009. We believe that the increase in net income from continuing operations before income taxes in three months period was primarily attributable to an increase in market share combined with further market penetration and increased sales from buyers purchasing product before the new pricing structure went into place on January 1, 2011.

ITEM 4.   CONTROLS AND PROCEDURES

(a)    Evaluation of Disclosure Controls and Procedures

Management of the Company, with the participation of the Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based on that evaluation, management, including the Chief Executive and Chief  Financial Officer, has concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures were not effective in ensuring that all material information relating to the Company required to be disclosed in this report has been made known to management in a timely manner and ensuring that this information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations, because of the identification of certain material weaknesses in our internal control over financial reporting which are identified below, which we view as an integral part of our disclosure controls and procedures.

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

During the second fiscal quarter of 2011, the Company continued to address changes needed to improve board oversight of the financial statement process. We have instituted some changes in segregation of duties as current staffing permits and improved our process of communication with our Board of Directors. The Company has also adopted additional internal control policies and procedures. We expect to further address the continuing material weaknesses on an on-going basis.

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

PROCYON CORPORATION

Date: February 10, 2011	By:	/s/ REGINA W. ANDERSON
Regina W. Anderson, Chief Executive Officer