Form 10-Q
period 2011-03-31
PROCYON CORP
filed 2011-05-16
CIK 812306

SECURITIES & EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

[x] Quarterly Report Under Section 13 or 15 (d) of
the Securities Exchange Act of 1934

For Quarterly Period Ended March 31, 2011

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common stock, no par value; 8,055,388 shares outstanding as of May 11, 2011.

PART I. - FINANCIAL INFORMATION

Item	Page

ITEM 1. FINANCIAL STATEMENTS	3

Index to Financial Statements

Financial Statements:

Consolidated Balance Sheets	3
Consolidated Statements of Operations	4
Consolidated Statements of Cash Flows	5
Notes to Financial Statements
6

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS	12

ITEM 4. CONTROLS AND PROCEDURES	15

PART II. - OTHER INFORMATION

ITEM 5. OTHER INFORMATION	16

ITEM 6. EXHIBITS	16

SIGNATURES	17

PROCYON CORPORATION & SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
March 31, 2011 and June 30, 2010

	(unaudited)	(audited)
ASSETS	March 31,	June 30,
	2011	2010
CURRENT ASSETS
Cash	$731,063	$827,512
Certificates of Deposit, plus accrued interest	154,583	54,028
Accounts Receivable, less allowance for doubtful accounts of $1,000.	184,968	184,130
Inventories	242,270	188,287
Prepaid Expenses	161,906	116,815
Deferred Tax Asset	88,497	121,391
TOTAL CURRENT ASSETS	1,563,287	1,492,163

PROPERTY AND EQUIPMENT, NET	539,245	513,925

OTHER ASSETS
Deposits	792	1,854
Deferred Tax Asset	794,925	861,945
	795,717	863,799

TOTAL ASSETS	$2,898,249	$2,869,887

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts Payable	$144,424	$184,942
Accrued Expenses	126,294	128,006
Current Portion of Mortgage Payable	30,956	26,335
TOTAL CURRENT LIABILITIES	301,674	339,283

LONG TERM LIABILITIES
Mortgage Payable	323,013	397,367
TOTAL LONG TERM LIABILITIES	323,013	397,367

STOCKHOLDERS' EQUITY
Preferred Stock, 496,000,000 shares	-	-
authorized, none issued.
Series A Cumulative Convertible Preferred Stock,	154,950	154,950
no par value; 4,000,000 shares authorized;
199,100 shares issued and outstanding.
Common Stock, no par value, 80,000,000 shares	4,416,676	4,416,676
authorized; 8,055,388 shares issued and
outstanding.
Paid-in Capital	6,000	6,000
Accumulated Deficit	(2,304,064)	(2,444,389)
TOTAL STOCKHOLDERS' EQUITY	$2,273,562	2,133,237

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,898,249	$2,869,887

The accompanying notes are an integral part of these financial statements.

PROCYON CORPORATION & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Three & Nine Months Ended March 31, 2011 and 2010
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	Mar. 31, 2011	Mar. 31, 2010	Mar. 31, 2011	Mar. 31, 2010

NET SALES	$581,153	$668,641	$1,979,632	$1,889,101

COST OF SALES	129,277	134,059	426,247	382,150

GROSS PROFIT	451,876	534,582	1,553,385	1,506,951

OPERATING EXPENSES
Salaries and Benefits	236,411	233,757	700,836	726,356
Selling, General and Administrative	216,349	199,673	593,252	610,984
	452,760	433,430	1,294,088	1,337,340

INCOME (LOSS) FROM OPERATIONS	(884)	101,152	259,297	169,611

OTHER INCOME (EXPENSE)
Interest Expense	(6,679)	(7,846)	(21,674)	(24,247)
Interest Income	756	1,572	2,617	5,262
	(5,923)	(6,274)	(19,057)	(18,985)

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(6,807)	94,878	240,240	150,626

INCOME TAX EXPENSE	(2,841)	(35,061)	(99,914)	(61,786)

NET INCOME (LOSS) FROM CONTINUING OPERATIONS	(9,648)	59,817	140,326	88,840

DISCONTINUED OPERATIONS
Income from Operations of Discontinued Component	-	712	-	40,077
Provision for Income Tax Expense	-	(268)	-	(15,081)
NET INCOME FROM DISCONTINUED OPERATIONS	-	444	-	24,996

NET INCOME (LOSS)	(9,648)	60,261	140,326	113,836

Dividend requirements on preferred stock	(4,977)	(4,977)	(14,933)	(14,933)

Basic net income (loss) available to common shares	$(14,625)	$55,284	$125,393	$98,903

Basic net income per common share
Continuing Operations	$(0.00)	$0.01	$0.02	$0.01
Discontinued Operations	$-	$-	$-	$-
Total Basic Net Income Per Share	$(0.00)	$0.01	$0.02	$0.01

Weighted average number of common shares outstanding	8,055,388	8,055,388	8,055,388	8,055,388

Diluted net income per common share
Continuing Operations	$(0.00)	$0.01	$0.02	$0.01
Discontinued Operations	$-	$-	$-	$-
Total Diluted Net Income Per Share	$(0.00)	$0.01	$0.02	$0.01

Weighted average number of common shares outstanding, diluted	8,254,488	8,254,488	8,254,488	8,254,488

The accompanying notes are an integral part of these financial statements.

PROCYON CORPORATION & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ending March 31, 2011 and 2010

	(unaudited)	(unaudited)
	March 31,	March 31,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES

Net Income	$140,326	$113,836
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	25,918	21,973
Deferred Income Taxes	99,914	76,867
Allowance for Doubtful Accounts	-	(3,200)
Accrued Interest on Certificates of Deposit	685	5,407
Decrease (increase) in:
Accounts Receivable	(838)	17,389
Inventory	(53,983)	(26,529)
Prepaid Expenses	(45,092)	8,071
Other Assets	1,062	-
Increase (decrease) in:
Accounts Payable	(40,518)	(35,120)
Accrued Expenses	(1,712)	(8,598)
NET CASH PROVIDED BY OPERATING ACTIVITIES	125,762	170,096

CASH FLOW FROM INVESTING ACTIVITIES

Purchase of Certificate of Deposit	(101,240)	-
Redemption of Certificate of Deposit	-	189,659
Purchase of property & equipment	(51,238)	(8,573)
NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES	(152,478)	181,086

CASH FLOW FROM FINANCING ACTIVITIES

Payments on Mortgage Payable	(69,733)	(17,830)
NET CASH USED BY FINANCING ACTIVITIES	(69,733)	(17,830)

NET CHANGE IN CASH	(96,449)	333,352

CASH AT BEGINNING OF PERIOD	827,512	403,030

CASH AT END OF PERIOD	$731,063	$736,382

SUPPLEMENTAL DISCLOSURES

Interest Paid	$21,654	$24,189
Taxes Paid	$-	$-

Non Cash Transaction Disclosure

Marketing Expense paid for by Accounts Receivable	$-	$9,900

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

STOCK-BASED COMPENSATION

Stock based compensation is accounted for in accordance with Topic 718 - Compensation -Stock Compensation in the Accounting Standards Codification. Pursuant to Topic 718, all share-based payments to employees, including grants of employee stock options, are to be recognized in the statement of operations based upon their fair values. Topic 718 rescinds the acceptance of pro forma disclosure. In December 2009, our shareholders approved the adoption of a new stock option plan, providing the Company a continued means of offering stock-based compensation.

On March 31, 2011, there were no outstanding options to purchase shares of our common stock. The previously reported 65,000 options outstanding, expired in November 2010. Therefore, the adoption of Topic 718 does not have a material impact on our statement of operations for period ending March 31, 2011.

The fair value of a stock option is determined using the Black-Scholes option-pricing model, which values options based on the stock price at the grant date, the expected life of the option, the estimated volatility of the stock, the expected dividend payments, and the risk-free interest rate over the life of the option. There were no options granted during the quarters ended March 31, 2011 and 2010.

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

EARNINGS PER SHARE

Basic earnings per share (EPS) is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that would occur if dilutive securities such as stock options and other contracts to issue Common Stock were exercised or converted into Common Stock or resulted in the issuance of Common Stock that then shared in  earnings. We use the treasury stock method to compute potential common shares from stock options and the as-if-converted method to compute potential common shares from Preferred Stock.

For the three months ended March 31, 2011, in which net losses occurred, all potential common shares were excluded from diluted EPS because the effect of including such shares would be anti-dilutive.

SUBSEQUENT EVENTS

We have evaluated subsequent events through May 12, 2011, which is the date the financial statements were available to be issued.

NOTE B - INVENTORIES

Inventories consisted of the following:
	March 31,	June 30,
	2011	2010

Finished Goods	$130,420	$83,311
Raw Materials	$111,850	$104,976
	$242,270	$188,287

NOTE C - STOCKHOLDERS’ EQUITY

During January 1995, the Company's Board of Directors authorized the issuance of up to 4,000,000 shares of Series A Cumulative Convertible Preferred Stock (“Series A Preferred Stock”). The preferred stockholders are entitled to receive, as and if declared by the board of directors, quarterly dividends at an annual rate of $.10 per share of Series A Preferred Stock per annum. Dividends will accrue without interest and will be cumulative from the date of issuance of the Series A Preferred Stock and will be payable quarterly in arrears in cash or publicly traded common stock when and if declared by the Board of Directors. As of March 31, 2011, no dividends have been declared. Dividends in arrears on the outstanding preferred shares total $276,214 as of March 31, 2011.

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

The Board of Directors of the Company approved a plan on December 8, 2007 to repurchase shares of Procyon Corporation's outstanding common stock. The repurchase plan authorizes management to repurchase from time to time up to 10% of the total outstanding shares of common stock as of December 8, 2007, subject to applicable SEC regulations and compliance with the Company's trading window policies. The Board's authorization is based on its belief that Procyon's common stock is underpriced at times given the Company's working capital, liquidity, assets, book value and future prospects. The shares may be repurchased from time to time in the open market, through block purchases or in privately negotiated transactions depending upon market conditions and other factors, in accordance with SEC Rule 10b-18. Procyon has no commitment or obligation to purchase all or any portion of the authorized shares. All shares purchased are canceled and returned to the status of authorized but unissued common stock. The plan does not have an expiration date. As of March 31, 2011, no shares of common stock had been repurchased by the Company pursuant to its repurchase plan.

NOTE D - INCOME TAXES AND AVAILABLE CARRYFORWARD

As of March 31, 2011, the Company had consolidated income tax net operating loss ("NOL") carryforward for federal income tax purposes of approximately $2,359,000. The federal NOL will expire in various years ending through the year 2019. The benefits of NOL carryforward for the nine months ended March 31, 2011 and 2010 were $99,914 and $76,867, respectively.

The components of the provision for income taxes (benefits) attributable to continuing and discontinued operations are as follows:

	Nine Months 3/31/2011	Nine Months 3/31/2010
Current
Federal	$0	$0
State	0	0
	$0	$0

Deferred Continuing Operations
Federal	$85,311	$52,036
State	14,603	9,750
	$99,914	$61,786
Deferred - Discontinued Operations
Federal	$-	$13,626
State	-	1,455
	$-	$15,081

Total Income Tax Expense	$99,914	$76,867

Deferred Income Taxes reflect the net tax effects of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

		Current	Non-Current
Deferred Tax Assets

	NOL and contribution carryforwards	$88,873	$798,860
	Allowance for doubtful accounts	(376)	-
	Excess of tax over book depreciation	-	(3,935)
		88,497	794,925

Net Deferred Tax Asset		$88,497	$794,925

The Change in valuation allowance is as follows:

June 30, 2010	$-
March 31, 2011	$-
Change in valuation allowance	$-

Management believes it is more likely than not that it will realize the benefit of the NOL carryforward, because of its continuing trend of earnings. Therefore, a valuation allowance in not considered necessary.

Income taxes for the periods ended March 31, 2011 and 2010 differ from the amounts computed by applying the effective income tax rates of 37.63%, to income taxes as a result of the following:

	Nine Months Mar. 31, 2011	Nine Months Mar. 31, 2010
Continuing Operations
Expected provision at US statutory rate	$81,682	$51,213
State income tax net of federal benefit	8,721	5,468
Nondeductible & timing differences	2,474	2,686
Change in estimates in available NOL carryforwards	7,038	2,419
Income Tax Expense	$99,914	$61,786
Discontinued Operations
Expected provision at US statutory rate	$-	13,626
State income tax net of federal benefit	-	1,455
Income Tax Expense	$-	$15,081

The earliest tax year still subject to examination by a major taxing jurisdiction is fiscal year end June 30, 2007.

NOTE E - MORTGAGE PAYABLE

On July 21, 2006, we entered into a mortgage loan, guaranteed by our C.E.O. Regina W. Anderson, for $508,000 with the Bank of America for the purchase of our corporate office building which has a net book value of approximately $483,000. The mortgage loan is due in July 2021 and interest is fixed at 7.25%. Interest expense was $21,674 for the nine months ended March 31, 2011. As of September 21, 2010, the interest rate on the mortgage was adjusted to 6.85% for the remainder of the term of the loan.

Maturities of long-term debt associated with the mortgage payable are as follows:

Year Ending June 30,

3 months 2011	$7,799

2012	31,276

2013	33,312

2014	35,569

2015	38,120

2016 and thereafter	207,893
353,969
Less current portion	30,956
$323,013

NOTE F - LINE OF CREDIT

The Company has a $250,000, due-on-demand line of credit with a financial institution, collateralized by the Company’s inventory of $242,270 and accounts receivable assets of $184,968.  The line of credit is renewable annually in April. The C.E.O. of the Company personally guaranteed the line of credit to the Company. At March 31, 2011, the Company owed $0 on the line of credit. The line of credit extends terms of cash advances at a variable rate set equal to the prime rate at the time of advance. The interest rate can fluctuate according to the changes in its published prime rate.

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

	Nine Months 3/31/2011	Nine Months 3/31/2010

Revenues	$-	$17,753

Cost of Sales	-	14,215

Salaries and Benefits	-	6,470

Selling, General and Administrative	-	38,985

Loss from Operations	-	(41,919)

Interest Income	-	1,996

Gain on Sale of Disclosed Assets	-	80,000

Income from Discontinued Operations	-	40,077

Income Tax Benefit	-	(15,081)

Income from Discontinued Operations, net of income taxes	$-	$24,996

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Accounts Receivable Allowance

Accounts receivable allowance reflects a reserve that reduces our customer accounts and receivable to the net amount estimated to be collectible. The valuation of accounts receivable is based upon the credit-worthiness of customers and third-party payers as well as historical collection experience. Allowances for doubtful accounts are recorded as a selling, general and administrative expense for estimated amounts expected to be uncollectible from third-party payers and customers. The Company bases its estimates on its historical collection experience, current trends, credit policy and on the analysis of accounts by aging category. At March 31, 2011 our allowance for doubtful accounts totaled $1,000.

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

Deferred Income Taxes

Deferred income taxes are recognized for the expected tax consequences in future years for differences between the tax bases of assets and liabilities and their financial reporting amounts, based upon enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. The Company accounts for income taxes under Topic 740 - Income Tax in the Accounting Standards Codification. A valuation allowance is used to reduce deferred tax assets to the net amount expected to be recovered in future periods. The estimates for deferred tax assets and the corresponding valuation allowance require us to exercise complex judgments. We periodically review and adjust those estimates based upon the most current information available. We did not have a valuation allowance as of March 31, 2011. Because the recover ability of deferred tax assets is directly dependent upon future operating results, actual recover ability of deferred tax assets may differ materially from our estimates.

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

Stock Based Compensation

Stock based compensation is accounted for in accordance with Topic 718 - Compensation - Stock Compensation in the Accounting Standards Codification. All share-based payments to employees, including grants of employee stock options, are to be recognized in the statement of operations based upon their fair values. Topic 718 rescinds the acceptance of pro forma disclosure.

Disposition of Assets of Subsidiary

As previously reported, effective July 31, 2009, our wholly-owned subsidiary, Sirius Medical Supply Co. (“Sirius”) entered into an Asset Purchase Agreement with Priority Diabetes Supply, Inc. Under the terms of the Agreement Sirius sold certain “Purchased Assets,” as defined in the Asset Purchase agreement, to Priority Diabetes, consisting primarily of Sirius' list of diabetic customers. As of July 31, 2009, Sirius no longer markets diabetic testing products. Management is considering various alternatives for Sirius' future business operations.

FINANCIAL CONDITION

As of March 31, 2011 the Company's principal sources of liquid assets included cash of $731,063, inventories of $242,270, and net accounts receivable of $184,968. The company also has $154,583 in short term Certificate of Deposits. The Company had net working capital of $1,261,613, and long-term debt of $323,013 at March 31, 2011.

During the nine months ended March 31, 2011, cash decreased from $827,512 as of June 30, 2010, to $731,063. Operating activities provided cash of $125,762 during the period, consisting primarily of net income of  $140,326. Cash used by investing activities was $152,478 as compared to cash provided  of $181,086 for the corresponding period in 2010.

The Company recorded a current deferred tax asset of $88,497, and non-current deferred tax asset of $794,925, at March 31, 2011. Because the recoverability of deferred tax assets is directly dependent upon future operating results, actual recoverability of deferred tax assets may differ materially from our estimates.

RESULTS OF OPERATIONS

Comparison of the three and nine months ended March 31, 2011 and 2010.

Net sales during the quarter ended March 31, 2011, were $581,153, as compared to $668,641 in the quarter ended March 31, 2010, a decrease of $87,488, or approximately 13%. Net sales during the nine months ended March 31, 2011, were $1,979,632, as compared to $1,889,101 in the nine months ended March 31, 2010, an increase of $90,531, or approximately 5%. We believe that sales for the three month period decreased when compared to the previous year, largely due to customers increasing inventory last quarter to delay the January 1st price increase. We believe that sales for the nine month period increased over the previous corresponding period due largely to expansion of our customer base, and our current customers increasing the scope of our products they dispense in their office.

Gross profit during the quarter ended March 31, 2011, was $451,876, as compared to $534,582 during the quarter ended March 31, 2010, a decrease of $82,706, or approximately 15%. As a percentage of net sales, gross profit was approximately 78% in the quarter ended March 31, 2011, and approximately 80% in the corresponding quarter in 2010. Gross profit during the nine months ended March 31, 2011, was $1,553,385, as compared to $1,506,951 during the nine months ended March 31, 2010, an increase of $46,434, or approximately 3%. As a percentage of net sales, gross profit was approximately 78% in the nine months ended March 31, 2011, and approximately 80% in the corresponding nine months in 2010.

Operating expenses during the quarter ended March 31, 2011, were $452,760, consisting of $236,411 in salaries and benefits, and $216,349 in selling, general and administrative expenses. This compares to operating expenses during the quarter ended March 31, 2010, of $433,430, consisting of $233,757 in salaries and benefits, and $199,673 in selling, general and administrative expenses. Expenses for the quarter ended March 31, 2011, increased by $19,330, or approximately 4% compared to the corresponding quarter in 2010.

Operating profit decreased by $102,036 to a loss of $884 for the quarter ended March 31, 2011, as compared to a profit of $101,152 in the comparable quarter of the prior year. Net loss from continuing operations before income taxes was $6,807 during the quarter ended March 31, 2011, as compared to net profit from continuing operations before income taxes of $94,878 during the quarter ended March 31, 2010. We believe that the decrease in net income from continuing operations before income taxes in the three month period was primarily attributable to the reduction of third quarter sales that followed our price increases. Sales in the third quarter were lower as customers increased inventory levels prior to the price increases on January 1, 2011.

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

During fiscal 2011, the Company has continued to address changes needed to improve board oversight of the financial statement process and the deferred tax asset calculation. We have also instituted some changes in segregation of duties as current staffing permits. By the end of the third fiscal quarter we feel we have remedied our deficiencies in the calculation of the deferred tax asset. We expect to further address the continuing material weaknesses on an on-going basis.

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

PROCYON CORPORATION

Date: May 16, 2011	By:	/s/ REGINA W. ANDERSON
Regina W. Anderson, Chief Executive Officer
Title