Form 10-K
period 2011-06-30
PROCYON CORP
filed 2011-09-28
CIK 812306

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2011

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

The aggregate market value of the 3,726,188 shares of Common Stock held by non-affiliates was $782,499 on September 21, 2011 based on the average bid and asked price of $.21 on such date.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

As of September 15, 2011, there were 8,055,388 shares of the issuers Common Stock outstanding.

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

Products

Amerx Health Care Corp.

Amerx sells a proprietary line of advanced skin and wound care products made with Oakin®, proven to promote healing in wound and problematic skin conditions, including the AmeriGel® Hydrogel Wound Dressing, AmeriGel® Hydrogel Saturated Gauze Dressing, Amerigel® Premium Care Lotion, Amerigel® Preventive Barrier Lotion, Amerigel® Wound Wash, and the AmeriGel® Post Op Surgical Kit. The AmeriGel® Hydrogel Wound Dressing and AmeriGel® Hydrogel Saturated Gauze Dressing are formulated to be used as a wound dressing to manage stages I-IV pressure ulcers, stasis ulcers, diabetic skin ulcers, post-surgical incisions, cuts, abrasions, first and second degree burns and skin irritations. The Amerigel® Premium Care Lotion is a therapeutic skin conditioner containing emollients which restore moisture to fragile skin and alleviate problematic skin conditions. The Amerigel® Barrier Lotion provides barrier protection to shield the skin from excess moisture and reduce harmful effects to the skin from friction and chafing. The Amerigel® Saline Wound Wash is a sterile solution used for wound cleansing.

Amerx holds a Medicare reimbursement code for the sterile AmeriGel® Hydrogel Saturated Gauze Dressing and the AmeriGel® Hydrogel Wound Dressing. This reimbursement code, assigned by the Pricing, Data Analysis and Coding contractor for Medicare and Medicaid ("PDAC"), is  on a per pad or per use basis. We believe that this reimbursement code is beneficial to Amerx’s business, allowing customers on Medicare to seek coverage for use of the product.

Amerx spent approximately $2,000 towards research and development efforts over the past fiscal year. These efforts were directed towards additional studies aimed at expanding existing markets.

Each Amerx product is based on proprietary formulations, which we protect as trade secret information. Each product is also registered with the Food and Drug Administration and receives a National Drug Code.

Amerx’s sales increased by 6% during the year ended June 30, 2011 (“fiscal 2011"). In fiscal 2011, Amerx made progress in sales distributed across its entire product line through its marketing focus on the benefits of its proprietary ingredient, Oakin®, contained in its products. The Amerigel® product line continues to gain acceptance within the health care community. Amerx’s website, which can be viewed at www.amerigel.com,  provides general information about Amerx’s products to consumers and health care professionals and is equipped to handle direct sales to the public.

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

We periodically receive inquiries about international market distribution for the AmeriGel® product line . These inquiries have been generated by our advertising, market presence and web sites (www.amerxhc.com and www.amerigel.com). We respond to and pursue all such inquiries, while complying with applicable international regulatory guidelines. To date, and in fiscal 2011, our international sales of Amerx products have been immaterial to our financial condition and the results of our operations.

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

In fiscal 2011, Amerx generated all of our gross revenues of approximately $2,702,000.

Significant Customers

During fiscal 2011, sales from two customers accounted for approximately 18% and 11%, respectively of Amerx’s sales. The loss of either of these customers could materially and adversely affect our financial condition and the results of our operations. The Company has been able to maintain relationships with its distributors and has been able to establish relationships with new distributors each year.

Manufacturing

During fiscal 2011, the majority of manufacturing of Amerx’s products was completed by a non-affiliated manufacturing facility. This company has also performed research and development for Amerx in the past and we expect that it will perform research and development activities for Amerx in the future on an as needed basis. Amerx does not have a written contract with this manufacturer and there are no minimum purchase requirements. In fiscal 2011, Amerx used a second facility based in Dallas, TX, to manufacture the AmeriGel® Saline Wound Wash. If necessary, this manufacturer could aid in manufacturing other AmeriGel® products. Amerx believes there are additional companies that could manufacture Amerx’s products according to its specifications, if necessary. The Company’s manufacturing and packaging activities are performed at a production facility owned and operated by a non-affiliated pharmaceutical manufacturer. The sudden loss or failure of our primary manufacturer could significantly impair Amerx’s ability to fulfill customer orders on a short-term basis and therefore, could materially and adversely affect the Company’s operations. However, we have maintained a long-term relationship with this manufacturer and do not expect any interruption in its production of Amerigel® products in the near term. In addition, the current and projected use of the second manufacturer would help alleviate most short term delays.

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

A single manufacturer furnishes one proprietary ingredient contained in the Amerigel® products. Amerx does not have a written contract with this supplier and management believes that, if necessary, an alternative supplier could be secured within a reasonable period of time. The manufacturer generally provides other raw materials and ingredients and we believe there are numerous other sources for these materials and ingredients. However, there can be no assurance that Amerx would be able to timely secure an alternative supplier and the failure to replace this supplier in a timely manner could materially harm Amerx’s operations. We believe that we have a good working relationship with this supplier and do not anticipate any disruption of supplies.

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

Order Placement and Backlog

There was no material backlog in orders placed in fiscal 2011 year.

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

Employees

As of September 1, 2011, the Company and its subsidiaries employ a total of 11 full time employees, consisting of 4 management employees, 3 sales-related employees and 4 administrative employees. One employee works under Procyon, ten employees work under the Amerx subsidiary.

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

Fiscal 2011	HIGH	LOW
First Quarter	$.15	$.10
Second Quarter	$.17	$.11
Third Quarter	$.27	$.12
Fourth Quarter	$.19	$.15

Fiscal 2010
First Quarter	$.17	$.09
Second Quarter	$.15	$.12
Third Quarter	$.25	$.12
Fourth Quarter	$.21	$.10

As of September 15, 2011, there were approximately 131 record holders of the Company’s Common Stock. On September 16, 2011, the closing bid price of the Company’s common stock was $.21 and the closing ask price was $.21. On September 6, 2011, the last date on which a sale occurred, the last reported sale price was $.21.

Holders of Common Stock are entitled to receive such dividends if declared by the Company’s Board of Directors. We have not declared any dividends on our Common Stock and have no current plans to declare a dividend in the immediate future.

Holders of the Series A Cumulative Convertible Preferred Stock (the “Preferred Stock”) are entitled to receive, if declared by the Board of Directors, quarterly dividends at an annual rate of $.10 per share. Dividends accrue without interest, from the date of issuance, and are payable in arrears in cash or common stock, when and if declared by the Board of Directors. No dividends had been declared or paid at June 30, 2011, and dividends, if ever declared, in arrears at such date total $281,191.

Holders of the Preferred Stock have the right to convert their shares of Preferred Stock into an equal number of shares of Common Stock of the Company. In addition, every holder of preferred stock is entitled to that number of votes equal to the number of shares of common stock into which the preferred stock is convertible. Such preferred shares will automatically convert into one share of Common Stock at the close of a public offering of Common Stock by the Company provided the Company receives gross proceeds of at least $1,000,000, and the initial offering price of the Common Stock sold in such offering is equal to or in excess of $1 per share. During fiscal 2011, no holders of  Preferred Stock voluntarily converted their Preferred shares into shares of Common Stock.

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

Equity Compensation Plan Information

The following table contains information regarding Procyon’s equity compensation plans as of June 30, 2011. The Company maintains two equity compensation plans. The first plan is the 1998 Omnibus Stock Option plan (the “1998 Option Plan”). The 1998 Option Plan was approved by the shareholders of Procyon in 1998, was amended in December 2007, and expired by its own terms in December 2008. The second plan is the Procyon Corporation 2009 Stock Option Plan (the "2009 Option Plan"), which was approved by our shareholders in December 2009.  However, no stock options have been issued under the 2009 Option Plan.

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

Our business in general is subject to certain risks including but not limited to the following:

-we may not be able to produce or obtain, or may have to obtain at excessive prices, the raw materials and finished goods we need;
-we may not be able to use any tax loss carryforwards before they expire;
-the vendors on whom we rely for manufacturing certain products may go out of business, fail to meet demand or provide shipments on an untimely basis;
-competitive pressures may require us to lower our prices on certain products, thereby adversely affecting operational results;
-we may not be able to obtain, or obtain at uneconomic expense and protracted time, the regulatory approval of new products;
-consumers or distributors may not favorably receive our new or existing products;-we may not be able to obtain adequate financing to fund our operations or expansion;
-a relatively small group of products may represent a significant portion of our net revenues or net earnings from time to time; if the volume or pricing of any of these products declines, it could have a material adverse effect on our business, financial position and results of operations;
-we could experience reduced revenues and profits if Medicare or other government programs change, delay or deny reimbursement claims;
-the loss of senior management or other key personnel, or our inability to attract and retain additional senior management or other key personnel, could adversely affect our ability to execute our business plan;
-we could become subject to new unanticipated governmental regulations or fail to comply with regulations applicable to our products, which could materially and adversely affect our business, financial position and results of operations; and
-legislative or regulatory programs that may influence prices of prescription drugs could have a material adverse effect on our business;
-the demand for our products may decrease because of various factors, such as adverse business conditions and a sluggish U.S. economy;
-we may experience an increase in the number and magnitude of delinquent or uncollectable customer accounts during periods of economic downturn.

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

At June 30, 2011, our allowance for doubtful accounts totaled $1,000.

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

Deferred Income Taxes

Deferred income taxes are recognized for the expected tax consequences in future years for differences between the tax bases of assets and liabilities and their financial reporting amounts, based upon exacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. The Company accounts for income taxes under Topic 740 - Income Tax in the Accounting Standards Codification. A valuation allowance is used to reduce deferred tax assets to the net amount expected to be recovered in future periods. The estimates for deferred tax assets and the corresponding valuation allowance require us to exercise complex judgments. We periodically review and adjust those estimates based upon the most current information available. We did not have a valuation allowance as of June 30, 2011. Because the recover ability of deferred tax assets is directly dependent upon future operating results, actual recover ability of deferred tax assets may differ materially from our estimates.

Revenue Recognition

The Company recognizes revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin Topic 13, “Revenue Recognition”, which requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the seller’s price to the buyer is fixed or determinable; and, (4) collectibility is reasonably assured. We recognize revenue related to product sales upon the shipment of such orders to customers, provided that the risk of loss has passed to the customer and we have received and verified any written documentation required to bill Medicare, other third-party payers and customers. We record revenue at the amounts expected to be collected from Medicare, other third-party payers and directly from customers. We delay recognizing revenue for shipments where the Company has not received the required documentation, until the period when such documentation is received.

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

 During fiscal 2009 and up through July 31, 2009, Sirius marketed and distributed diabetic supplies via mail order primarily to Medicare patients.As previously reported, effective July 31, 2009, Sirius entered into an Asset Purchase Agreement with Priority Diabetes Supply, Inc. Under the terms of the Agreement Sirius sold certain “Purchased Assets,” as defined in the Asset Purchase agreement, to Priority Diabetes. As of August 1, 2009, Sirius no longer markets diabetic testing products.  Management is considering various alternatives for Sirius' future business operations.

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

Sirius, after selling its “Purchased Assets,” as defined in the Asset Purchase agreement, effective July 31, 2009, is in the process of considering various alternatives for the continuation of its business.  Pursuant to the terms of the Asset Purchase Agreement, Sirius was not involved in the diabetic testing supply business for the last two years.

Results of Operations

Comparison of Fiscal 2011 and 2010.

As previously reported, we entered into an Asset Purchase Agreement, effective July 31, 2009 with Priority Diabetes Supply, Inc., a Florida corporation, doing business as Diabetes Wellness Supply ("Priority Diabetes").  Pursuant to the Agreement, we sold certain "Purchased Assets," as defined in the Agreement, including Sirius' customer list, to Priority Diabetes. Terms of the sale stipulate that, Sirius no longer offers testing products to diabetic customers.  Management is considering other options for Sirius to conduct business in the future. The results of operations for fiscal 2011 and 2010 are being reported to reflect continuing operations for Procyon and Amerx, with discontinued operation of Sirius.

Net sales during fiscal 2011 were approximately $2,702,000 as compared to approximately $2,547,000 in fiscal 2010, an increase of approximately $155,000, or 6%. Increases were seen in quarterly sales for three of the four quarters when compared to the same quarters of the previous year resulting in an overall sales increase of 6%. Managing marketing costs have positively impacted net income from continuing operations. Amerx hopes to capture more of the health care market in fiscal 2012, as well as increase the penetration of new markets including government contracts and international markets.

Cost of sales increased to approximately $597,000 in fiscal 2011, as compared to approximately $543,000 in fiscal 2010, or approximately 10%. Cost of sales in fiscal 2011, as a percentage of net sales, increased by approximately 1% over the previous year. Amerx’s costs have increased with increases coming from ingredient and packaging costs and general manufacturing cost.

Gross profit increased to approximately $2,105,000 during fiscal 2011, as compared to approximately $2,005,000 during fiscal 2010; an increase of about $101,000, or 5%. As a percentage of net sales, gross profit was 78% in fiscal 2011, as compared to 79% in fiscal 2010. A product price increase was implemented in January of 2011 to offset increases in material, packaging and labor cost involved with manufacturing.

Operating expenses during fiscal 2011 were approximately $1,770,000, consisting of approximately $951,000 in salaries and benefits and $819,000 in selling, general and administrative expenses. This represents an decrease in expenses of approximately $53,000 in fiscal 2011, as compared to expenses in fiscal 2010. Operating expenses in fiscal 2010 consisted of approximately $982,000 in salaries and benefits and approximately $841,000 in selling, general and administrative expenses. Selling, general and administrative expenses decreased, including decreases in marketing, legal, consulting fees and accounting fees. As a percentage of net sales, operating expenses during fiscal 2011 decreased to 65% as compared to 72% during fiscal 2010; as net sales increased approximately $155,000 for the year on an approximately $53,000 decrease in expenses.

Income from operations increased to approximately $335,000 in 2011, as compared to approximately $182,000 in fiscal 2010. Net income (after dividend requirements for Preferred Shares) was approximately $173,000 during fiscal 2011, compared to a net income of approximately $103,000 during fiscal 2010. The Company also recorded approximately $118,000 of income tax expense in arriving at net income available to common shares in fiscal 2011.

As of June 30, 2011, the Company had deferred tax asset of $865,258, consisting primarily of the tax benefit of net operating loss carryforward. Management believes it is more likely than not that it will realize the benefit of the NOL carryforward, because of its continuing trend of earnings. Therefore, a valuation allowance is not considered necessary.

Liquidity and Capital Resources

Historically, we have financed our operations through a combination of revenues from operations, shareholder loans, and the public sales of equity. As of June 30, 2011, our principal sources of liquidity included inventories of approximately $205,000, net accounts receivable of approximately $311,000, cash of approximately $721,000, and certificates of deposit of approximately $155,000. We had working capital of approximately $1,380,000 at June 30, 2011.

Operating activities provided cash of approximately $129,000 during fiscal 2011, and approximately $267,000 during fiscal 2010, consisting primarily of net income of approximately $193,000 in fiscal 2011 and $122,000 in fiscal 2010. Cash used from investing activities during fiscal 2011 was approximately $158,000 as compared to cash provided in fiscal  2010 of approximately $181,000, respectively. This was primarily due to the purchase of Certificates of Deposit in the amount of $101,376. Cash used by financing activities during fiscal 2011 was approximately $77,000, and $24,000 during fiscal 2010.

During fiscal 2011, no holders of  Preferred Stock converted their shares to Common Stock.

Commitments of Capital Expenditures

At June 30, 2011, the Company had no commitments for capital expenditures.

Impact of Inflation and Changing Prices

The past two years have seen difficult economic times for business become even more challenging for smaller reporting companies due to inflation and costs associated with increased regulatory compliance requirements for reporting.  Inflation increased costs in raw materials, manufacturing/processing, transportation, utilities, insurance.

Operational expenses decreased in both salaries and benefits (3% in 2011) and selling, general and administrative (3% in 2010) expenses.

Off-Balance Sheet Arrangements

During fiscal years 2011 and 2010, we did not have any relationships or arrangements with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated financial statements as of June 30, 2011, and 2010 were audited by Ferlita, Walsh & Gonzalez, P.A., the Company’s independent auditors, as indicated in their report included appearing at page F-1.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2011.  In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework, Guidance for Smaller Public Companies. Our assessment based on those criteria concludes that, as of June 30, 2011, the Company’s internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with  Generally Accepted Accounting Principles “(GAAP”) rules as more fully described below.  This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses. During fiscal 2011, management worked on addressing these material weaknesses with the guidance of outside consultants. At the close of the fiscal year, management believes the majority of identified weaknesses have been substantially improved. Further remedies will be implemented in fiscal 2012.

The matters involving internal controls and procedures that the Company’s management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board in fiscal 2011 were: 1) inadequate segregation of duties consistent with control objectives; (2) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of GAAP and SEC disclosure requirements;(3) ineffective controls over period end financial disclosure and reporting processes and (4) insufficient board and audit committee composition to provide oversight of the financial statement process.

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

Attestation report of the registered public accounting firm. This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to Item 308(b) of Regulation S-K.

Changes in internal control.  As previously reported, our annual assessment of the internal controls over financial reporting as of June 30, 2010 revealed several deficiencies that we considered to be material weaknesses: (1) inadequate segregation of duties consistent with control objectives; (2) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of GAAP and SEC disclosure requirements; (3) inadequate internal and external control over the calculation of deferred tax assets and liabilities and requisite knowledge to properly compute the deferred tax assets and liabilities; (4) ineffective controls over period end financial disclosure and reporting processes and (5) insufficient board and audit committee composition to provide oversight of the financial statement process.

During fiscal 2011, the Company has continued to address changes needed to improve board oversight of the financial statement process and the deferred tax asset calculation. We have also instituted some changes in segregation of duties as current staffing permits. By the end of the third fiscal quarter we believe we have remedied our deficiencies in the calculation of the deferred tax asset such that it no longer is a material weakness. We expect to further address the continuing material weaknesses on an on-going basis.

PART III

ITEM 10.        DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers
		Capacities in	Director
NAME	Age	Which Served	Since

Regina W. Anderson	64	Chief Executive Officer, and	2005
		Chairman of the Board
Chester L. Wallack	70	Director	1995
Fred W. Suggs, Jr.	64	Director	1995
Jeffery S. Slowgrove	54	Director	1999
James B. Anderson	41	Director,Chief Financial Officer;
		President, Sirius Medical Supply, Inc.	2006
Justice W. Anderson	34	Director, Vice President - Sales and
		Marketing; President, Amerx Health Care
		Corp.	2006
Michael T. Foley	73	Director	2006

* Mr. Crane resigned as Director and member of the Ethics Committee on July 14, 2009.

Regina Anderson. Ms. Anderson has served as  Chairman of  the Board of Directors since September 2005, and as our Chief Executive Officer since November  2005. Ms. Anderson has 30 years experience in the medical field and 24 years of management experience.  Ms. Anderson worked at Health South Rehabilitation Hospital for ten years as Outpatient Director, in charge of the main outpatient center plus four satellite offices.  As Outpatient Director, she was responsible for budgets involving over thirty thousand outpatient visits per year;  marketing  of multiple outpatient specialty programs; and staffing with thirty employees reporting directly to her. Prior to her work at HealthSouth. Regina was Vice-President of Operations at Stuffit Direct Marketing Company from 1980 through 1989. Regina received her Masters Degree from Kansas State University in 1970.

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

Compliance with Section 16(a) of the Exchange Act

Under the securities laws of the United States, our directors, executive officers, and any persons holding more than ten percent of our Common Stock are required to report their initial ownership of the Company’s Common Stock and any subsequent changes in that ownership to the Securities and Exchange Commission and the Company.  Specific due dates for these reports have been established and we are required to disclose any failure to file, or late filing, of such reports.  Based solely on our review of the reports and amendments thereto furnished to the Company and written representations that all reports that were required to be filed in fiscal 2011, our officers, directors and beneficial owners of more than ten percent of its Common Stock complied with all Section 16(a) filing requirements.

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

In fiscal 2011, the Board of Directors held eleven formal meetings. A majority of directors attended each meeting in person or by telephone. The Compensation Committee held one meeting during fiscal 2011. The Audit Committee held two meetings during fiscal 2011.

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

Summary Compensation Table.  The following table sets forth compensation information  for the two fiscal years ended June 30, 2011 and 2010 of the Company’s Chief Executive Officer and the President of our subsidiary, Amerx Health Care Corp. (the “Named Executive Officers”). Elements of compensation for our Named Executive Officers include salary, discretionary cash bonuses  and other prerequisites and benefits. We do not have a pension plan, do not pay non-equity incentive plan based compensation and do not offer non-qualified deferred compensation arrangements. We also did not grant stock awards in fiscal year 2011  As a result, columns related to these items have been omitted from the table below.

				All Other
Name and Principal Position	Year	Salary($)	Bonus ($)	Conpensation ($)		Total ($)

Regina W. Anderson,	2011	$158,776	$-0-	$-0-		$158,776
President, Chief Executive	2010	$158,778	$-0-	-0-		$158,778
Justice W. Anderson,	2011	$40,397	$-0-	$154,205	(1)	$194,602
President (Amerx Health	2010	$40,399	$-0-	$146,016	(1)	$186,415
Care Corp.)
James B. Anderson,	2011	$101,663	$-0-	$-0-		$101,663
Chief Financial, Vice Pres.	2010	$98,997	$-0-	$-0-		$98,997
of Operations (Amerx
Health Care Corp.)

(1)  Consists solely of commissions on sales from Amerx Health Care Corp.

Outstanding Equity Awards at 2011 Fiscal Year End

The Named Executive Officers held no outstanding stock options at June 30, 2011. The options previously held by James B. Anderson and Justice W. Anderson, as previously reported, expired by their terms in November 2010.

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

The maximum number of shares of Common Stock reserved and available for Awards under the 1998 Option Plan was 1,000,000. The are no outstanding options remaining from the 1998 Option Plan.

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

The Board of Directors has authorized the issuance of 500,000 shares of common stock to underlie the granting of Incentive Stock Options and 500,000 shares of common stock to underlie the granting of Non-Qualified Stock Options and SARs under the 2009 Option Plan.  As of June 30, 2011, no stock options or other Awards have been granted under the 2009 Option Plan.  The 1,000,000 shares of common stock that have been reserved for the 2009 Option Plan have not been registered under the Securities Act of 1933. We have no present plans to register such shares.

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

The following table sets forth certain information regarding beneficial ownership of our Common Stock as of September 2, 2011 by (I) each person known by the Company to own beneficially more than 5% of the outstanding Common Stock, (ii) each director or director nominee, and (iii) all executive officers and directors as a group.  Each person has sole voting and sole investment or dispositive power with respect to the shares shown except as noted.  As to the Company's preferred stock, as of September 2, 2011, no officer or director of the company owned any preferred shares. In addition, no individual shareholder beneficially owned more than 5% of the Company's preferred shares.

	Common Shareholdings on September 2,2011

	Number of		Percent of
Name and Address(5)	Shares		Class

Regina W. Anderson	77,500		1.0
Chester L. Wallack (l)	60,000		*
Fred W. Suggs (l)	100,000		1.2
Jeffery S. Slowgrove	476,200		5.9
James B. Anderson	81,000	(5)	1.0
Justice W. Anderson(4)	3,423,500		42.5
Michael T. Foley (2)	205,000		2.5
All directors and officers
as a group (seven persons)	4,423,200		55.0%
RMS Limited Partnership, 50 W. Liberty St,	1,600,000
Suite 650, Reno, NV 89501
*Less than 1%

(1)	Member of the Compensation Committee.
(2)	Member of the Audit Committee.
(3)	Except as noted above, the address for all persons listed is 1300 S. Highland Ave, Clearwater, Florida 33756
(4)	Mr. Anderson beneficially owns 3,350,500 shares of common stock as Trustee of the John C. Anderson Trust in accordance with Mr. Anderson's will. He also owns of record 73,000 shares of common stock.
(5)	Includes 10,000 shares in joint name with his wife.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Other than transactions described below, since July 1, 2009, there has not been, nor is there currently proposed, any transaction or series of similar transactions to which we were or will be a party:

●	in which the amount involved exceeds $120,000; and,
●
in which any director, nominee for director, executive officer, shareholder which beneficially owns five percent or more of our common stock or any member of their immediate family members, had or will have a direct or indirect material interest.

 Regina W. Anderson, our Chairman and Chief Executive Officer, personally guaranteed the loan we secured from Bank of America, N.A., in the amount of $508,000, to purchase our office building in July 2006 as well as the $250,000 line of credit.  Mr. Slowgrove, a director, acted as a consultant to the Company at a total compensation to him of approximately $5,500, and $0, respectively for the fiscal years ended June 30, 2010 and 2011.

Director Independence

We have determined that the following directors are independent within applicable NASDAQ rules: Messrs. Wallack, Suggs, Crane (who resigned in July 2009), Slowgrove and Foley.  We considered the fact that Mr. Slowgrove acted as a consultant to the Company for portions of fiscal 2010, at a total compensation to him of $5,500, Mr. Slowgrove did not provide any consulting in fiscal 2011. Regina, James and Justice Anderson are not independent as they are executive officers of the Company and its subsidiaries.  Accordingly, our Board of Directors is composed of a majority of independent directors.  Our Compensation Committee and Audit Committee are composed entirely of independent directors pursuant to applicable NASDAQ rules.  In addition, Mr. Foley, also meets the definition of independence under SEC Rule 10A-3.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees. In fiscal 2011, the Company paid to its independent accountants $46,798 in fees related directly to the audit and review of the Company’s financial statements. In fiscal 2010, the Company paid to its independent accountants $44,537 in fees related directly to the audit and review of the Company’s financial statements.

Audit-Related Fees. The Company’s independent accountants performed no other audit-related services for the Company during fiscal 2010 and 2011, other than the audit services described above.

Tax Fees: In fiscal 2011, the Company paid to its independent accountants $1,450 in fees related directly to tax preparations. In fiscal 2010, the Company paid to its independent accountants $1,700 in fees related directly to tax preparations.

All Other Fees: The Company’s independent accountants performed no other services for the Company during fiscal 2010 and 2011, other than the audit and tax services described above.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)           Exhibits

1.  The financial statements filed herewith are lised in the Index to Financial Statements included in Item 7.

Exhibit No.	Document

* 3.1	Articles of Incorporation
+ 3.1.1	Articles of Amendment to Articles of Incorporation
* 3.2	Bylaws
+ 4.1	Designation of Series A Preferred Stock
# 10.1	1998 Omnibus Stock Option Plan
&10.15	Procyon Corporation 2009 Stock Option Plan
- 10.2	Office Lease dated September 23, 2003
/ 10.3	Promissory Note dated July 21, 2006
/ 10.4	Mortgage dated July 21, 2006
+ 10.5	Loan and Security Agreement, dated as of January 1, 1995, by and between the Company and Amerx Health Care Corp., including Promissory Notes issued there under
o 10.6	Agreement and Plan of Exchange, dated January 31, 1996, by and between the Company and Amerx.
**10.7	Asset Purchase Agreement between Sirius Medical Supply, Inc. and Priority Diabetes Supply, Inc., effective July 31, 2009.
++14.1	Code of Ethics for Senior Financial Officers.

x 31.1	Certification of Regina W. Anderson pursuant to Exchange Act Rule 13a-14(a)/15d-14(a)
x 31.2	Certification of James B. Anderson pursuant to Exchange Act Rule 13a-14(a)/15d-14(a)
x 32.1	Certification Pursuant to 18 U.S.C. § 1350, as Adopted Pursuant to Section906 of the Sarbanes-Oxley Act Of 2002

*	Incorporated by reference to the Company’s Registration Statement on Form S-1, S.E.C. File No.33-13273.
+	Incorporated by reference to the Company’s Form 10-KSB for the fiscal year ended June 30, 1995.
o	Incorporated by reference to the Company’s Form 8-K filed on or about February 2, 1996.
#	Incorporated by reference to the Company’s Schedule 14A filed on or about November 17, 1998.
/	Incorporated by reference to the Company’s Form 8-K filed on or about August 8, 2006.
-	Incorporated by reference to the Company’s Form 10-QSB for the period ending September 30, 2003.
++	Incorporated by reference to the Company’s Schedule 14A filed on or about October 15, 2004.
**	Incorporated by reference to the Company’s Form 8-K filed on or about August 3, 2009.
x	Filed herewith.
&	Incorporated by reference to the Company’s Schedule 14A filed on or about November 9, 2009.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

PROCYON CORPORATION

By: /s/ Regina W. Anderson
Regina W. Anderson, Chief Executive Officer

Date: September 28, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the registrant and in the capacities and on the dates indicated have signed this report below.

Signature	Title	Date

/s/ Regina W. Anderson	Chief Executive Officer,	September 28, 2011
Regina W. Anderson	President

/s/ James B. Anderson	Chief Financial Officer,	September 28, 2011
James B. Anderson	President (Sirius) and Director

/s/ Justice W. Anderson	President (Amerx) and Director	September 28, 2011
Justice W. Anderson
/s/ Michael T. Foley	Director	September 28, 2011
Michael T. Foley

/s/ Jeffery S. Slowgrove	Director	September 28, 2011
Jeffery S. Slowgrove

/s/ Fred W. Suggs, Jr.	Director	September 28, 2011
Fred W. Suggs, Jr.

/s/ Chester L. Wallack	Director	September 28, 2011
Chester L. Wallack

EXHIBIT INDEX

Exhibit No.	Item No.	Item No.

* 3.1	Articles of Incorporation	3
+ 3.1.1	Articles of Amendment to Articles of Incorporation	3
* 3.2	Bylaws	3
+ 4.1	Designation of Series A Preferred Stock	4
# 10.1	1998 Omnibus Stock Option Plan
&10.15	Procyon Corporation 2009 Stock Option Plan
- 10.2	Office Lease dated September 23, 2003
/ 10.3	Promissory Note dated July 21, 2006
/ 10.4	Mortgage dated July 21, 2006
+ 10.5	Loan and Security Agreement, dated as of January 1, 1995, by
	and between the Company and Amerx Health Care Corp.,
	including Promissory Notes issued there under.	10
o 10.6	Agreement and Plan of Exchange, dated January 31, 1996, by
	and between the Company and Amerx.
** 10.7	Asset Purchase Agreement between Sirius Medical Supply, Inc. and Priority Diabetes Supply, Inc., effective July 31, 2009.
++14.1	Code of Ethics for Senior Financial Officers.
x 31.1	Certification of Regina W. Anderson pursuant to Exchange Act
	Rule 13a-14(a)/15d-14(a)	31
x 31.2	Certification of James B. Anderson pursuant to Exchange Act
	Rule 13a-14(a)/15d-14(a)	31
x 32.1	Certification Pursuant to 18 U.S.C. § 1350, as Adopted Pursuant
	to Section 906 of the Sarbanes-Oxley Act Of 2002	32

*	Incorporated by reference to the Company’s Registration Statement on Form S-1, S.E.C. File No. 33-13273.
+	Incorporated by reference to the Company’s Form 10-KSB for the fiscal year ended June 30, 1995.
o	Incorporated by reference to the Company’s Form 8-K filed on or about February 2, 1996.
#	Incorporated by reference to the Company’s Schedule 14A filed on or about November 17, 1998.
/	Incorporated by reference to the Company's Form 8-K filed on or about August 8, 1006.
-	Incorporated by reference to the Company's Form 10-QSB for the period ending September 30, 2003.
++	Incorporated by reference to the Company's Schedule 14A filed on or about October 15, 2004.
**	Incorporated by reference to the Company's Form 8-K filed on or about August 3, 2009.
x	Filed herewith.
&	Incorporated by reference to the Company's Schedule 14A filed on or about November 9, 2009.

PROCYON CORPORATION AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
Years Ended June 30, 2011 and 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders of
Procyon Corporation and Subsidiaries

We have audited the accompanying consolidated balance sheets of Procyon Corporation and Subsidiaries as of June 30, 2011 and 2010 and the related statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended June 30, 2011. Procyon Corporation and Subsidiaries’ management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Procyon Corporation and Subsidiaries as of June 30, 2011 and 2010 and the results of its operations and its cash flows for each of the years in the two-year period ended June 30, 2011, in conformity with accounting principles generally accepted in the United States of America.

FERLITA, WALSH & GONZALEZ, P.A.
Certified Public Accountants
Tampa, Florida

September 22, 2011

PROCYON CORPORATION & SUBSIDIARIES CONSOLIDATED BALANCE SHEETS
June 30, 2011 and 2010

	2011	2010
ASSETS

CURRENT ASSETS
Cash	$721,054	$827,512
Certificate of Deposits, and accrued interest	155,142	54,028
Accounts receivable, less allowance for doubtful
accounts of $1,000.	311,493	184,130
Inventories	204,733	188,287
Prepaid expenses	147,449	116,815
Other Receivable	8,762	-
Deferred tax asset	140,577	121,391
TOTAL CURRENT ASSETS	1,689,210	1,492,163

PROPERTY AND EQUIPMENT, NET	535,040	513,925

OTHER ASSETS
Deposits	792	1,854
Deferred tax asset	724,681	861,945
	725,473	863,799

TOTAL ASSETS	$2,949,723	$2,869,887

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts Payable	$130,453	$184,942
Accrued Expenses and Other	146,753	128,006
Current Portion of Mortgage Payable	32,211	26,335
TOTAL CURRENT LIABILITIES	309,417	339,283

LONG-TERM LIABILITIES
Mortgage Payable	314,173	397,367
TOTAL LONG TERM LIABILITIES	314,173	397,367

STOCKHOLDERS' EQUITY
Preferred stock, 496,000,000 shares authorized,
none issued	-	-
Series A Cumulative Convertible Preferred stock,
no par value; 4,000,000 shares authorized; 199,100
shares issued and outstanding	154,950	154,950
Common stock, no par value, 80,000,000 shares
authorized; 8,055,388 shares issued and outstanding	4,416,676	4,416,676
Paid-in Capital	6,000	6,000
Accumulated deficit	(2,251,493)	(2,444,389)
TOTAL STOCKHOLDERS' EQUITY	2,326,133	2,133,237

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,949,723	$2,869,887

The accompanying notes are an integral part of these financial statements.

F - 2

PROCYON CORPORATION & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended June 30, 2011 and 2010

	2011	2010

NET SALES	$2,701,996	$2,547,365

COST OF SALES	596,892	542,793

GROSS PROFIT	2,105,104	2,004,572

OPERATING EXPENSES

Salaries and Benefits	951,169	981,870
Selling, General and Administrative	818,610	840,666
	1,769,779	1,822,536

INCOME FROM OPERATIONS	335,325	182,036

OTHER INCOME (EXPENSE)
Interest Income	2,726	6,664
Other Expense	(16)	-
Interest Expense	(27,633)	(32,075)
	(24,923)	(25,411)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	310,402	156,625

INCOME TAX (EXPENSE)	(117,863)	(58,787)

NET INCOME FROM CONTINUING OPERATIONS	192,539	97,838

DISCONTINUED OPERATIONS
Income from Operations of Discontinued Component	573	39,979
Provision for Income Tax (Expense)	(216)	(15,044)
NET INCOME FROM DISCONTINUED OPERATIONS	357	24,935

NET INCOME	192,896	122,773

Dividend requirements on preferred stock	(19,910)	(19,910)

Basic net income available to common shares	$172,986	$102,863

Basic net income per common share
Continuing Operations	$0.02	$0.01
Discontinued Operations	$-	$-
Total Basic Net Income Per Share	$0.02	$0.01

Weighted average number of common shares outstanding	8,055,388	8,055,388

Diluted net income per common share
Continuing Operations	$0.02	$0.01
Discontinued Operations	$-	$-
Total Diluted Net Income Per Share	$0.02	$0.01

Weighted average number of common shares	8,254,488	8,254,488
outstanding, diluted

The accompanying notes are an integral part of these financial statements.

F - 3

PROCYON CORPORATION & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Years Ended June 30, 2011 and 2010

	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, June 30, 2009	199,100	$154,950	8,052,388	$4,416,676	$6,000	$(2,567,162)	$2,010,464

Net Income	-	-	-	-		122,773	122,773

Balance, June 30, 2010	199,100	$154,950	8,052,388	$4,416,676	$6,000	$(2,444,389)	$2,133,237

Net income	-	-	-	-	-	192,896	192,896

Balance, June 30, 2011	199,100	$154,950	8,052,388	$4,416,676	$6,000	$(2,251,493)	$2,326,133

The accompanying notes are an integral part of these financial statements.

PROCYON CORPORATION & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended 2011 and 2010

	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES

Net Income	$192,896	$122,773
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	35,738	28,987
Deferred Income Taxes	118,078	73,831
Allowance for Doubtful Accounts	-	(3,200)
Accrued Interest on Certificates of Deposit	262	5,109
Decrease (increase) in:
Accounts Receivable	(127,363)	31,796
Other Receivables	(8,762)	-
Inventory	(16,446)	(78,789)
Prepaid Expenses	(30,634)	37,294
Other Assets	1,062	721
Increase (decrease) in:
Accounts Payable	(54,489)	49,875
Accrued Expenses	18,747	(1,091)
NET CASH PROVIDED BY OPERATING ACTIVITIES	129,089	267,306

CASH FLOW FROM INVESTING ACTIVITIES

Purchase of Certificates of Deposit	(101,376)	-
Redemption of Certificate of Deposit	-	189,659
Purchase of property & equipment	(56,853)	(8,573)
NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES	(158,229)	181,086

CASH FLOW FROM FINANCING ACTIVITIES

Payments on Mortgage Payable	(77,318)	(23,910)
NET CASH USED BY FINANCING ACTIVITIES	(77,318)	(23,910)

NET CHANGE IN CASH	(106,458)	424,482

CASH AT BEGINNING OF PERIOD	827,512	403,030

CASH AT END OF PERIOD	$721,054	$827,512

SUPPLEMENTAL DISCLOSURES

Interest Paid	$27,808	$32,115
Taxes Paid	$-	$-

Non Cash Transaction Disclosure

Accounts Payable for Marketing Expense paid for by relieving Accounts Receivable	$-	$9,900

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

Revenue Recognition

The Company recognizes revenue in accordance with S.E.C. Staff Accounting Bulletin Topic 13 - Revenue Recognition which requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the seller’s price to the buyer is fixed or determinable; and, (4) collectibility is reasonably assured.

The Company recognizes revenue related to product sales to customers who have placed orders upon shipment of such orders. The Company records revenue at the amounts expected to be collected directly from customers. Revenue recognition is delayed for product for product shipments for which the Company has not yet received the proper written forms, until the documents are collected and verified.

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

The valuation of accounts receivable is based upon the credit-worthiness of customers as well as historical collection experience. Estimating the credit worthiness of customers and recover ability of customer accounts requires us to exercise considerable judgment. Allowances for doubtful accounts are recorded as a selling, general and administrative expense for estimated amounts expected to be uncollectible from third-party payers and customers. The Company bases its estimates on its historical collection and write-off experience, current trends, credit policy, and on analysis of accounts receivable by aging category. As of June 30, 2011, accounts receivable allowance was $1,000, or approximately less then 1% of gross accounts receivable.

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

Concentration of Credit Risk

The Company maintains its cash at various financial institutions. Through December 31, 2012, all noninterest-bearing transaction accounts are fully insured by the Federal Deposit Insurance Corporation, regardless of the balance of the account, at all insured institutions. At June 30, 2011, our uninsured cash balance was $0.

Shipping and Handling Costs

Shipping and handling costs incurred were approximately $60,000 and  $73,000 for the years ended June 30, 2011, and 2010, respectively, and were included in selling, general and administrative expenses.

Advertising and Marketing

The company records advertising and marketing expenses in the periods in which they are incurred. During the years ended June 30, 2011 and 2010, approximately $386,000 and $385,000, of advertising and marketing costs were included in selling, general and administrative expenses for each respective year.

Deferred Income Taxes

Deferred income taxes are recognized for the expected tax consequences in future years for differences between the tax bases of assets and liabilities and their financial reporting amounts, based upon exacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. The Company accounts for income taxes under Topic 740 - Income Tax in the Accounting Standards Codification. A valuation allowance is used to reduce deferred tax assets to the net amount expected to be recovered in future periods. The estimates for deferred tax assets and the corresponding valuation allowance require us to exercise complex judgments. We periodically review and adjust those estimates based upon the most current information available. We did not have a valuation allowance as of June 30, 2011. Because the recover ability of deferred tax assets is directly dependent upon future operating results, actual recover ability of deferred tax assets may differ materially from our estimates.

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

The 2009 Option Plan provides for the granting of incentive stock options, non-qualified stock options, and stock appreciation rights ("SARs") to eligible officers, directors, employees and consultants of the Company and its subsidiaries.  The 2009 Option Plan is administered by the Compensation Committee.  The Board of Directors has authorized the issuance of 500,000 shares of common stock to underlie the granting of incentive stock options and 500,000 shares of common stock to underlie the granting of non-qualified stock options and SARs under the 2009 Option Plan.  As of June 30, 2011, no stock options or other awards have been granted under the 2009 Option Plan.  The 1,000,000 shares of common stock that have been reserved for the 2009 Option Plan have not been registered under the Securities Act of 1933.

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

Additional information with respect to the 1998 Option Plan’s stock option activity is as follows:

		Weighted
	Number of	Average
	Shares	Exercise Price
Outstanding at June 30, 2009	300,000	$0.20
Granted	-	-
Exercised	-	-
Expired	235,000	$0.21
Outstanding at June 30, 2010	65,000	$0.16
Granted	-	-
Exercised	-	-
Expired	65,000	$0.16
Outstanding at June 30, 2011	-	$-
Options exercisable at June 30, 2010	65,000	$0.16
Options exercisable at June 30, 2011	-	$-

On June 30, 2011, there were no outstanding options granted under the 1998 Option Plan. During the year ended June 30, 2011, no options were granted.

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

There were no options granted during fiscal years ended June 30, 2011 and 2010. Had there been options issued during the fiscal years ended June 30, 2011 and 2010, the fair value of the options would have been determined using the Black-Scholes option-pricing model, which values options based on the stock price at the grant date, the expected dividend payments, and the risk-free interest rate over the life of the option.

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

Subsequent Events

We have evaluated subsequent events through September 22, 2011, which is the date the financial statements were available to be issued.

NOTE B - INVENTORIES

Inventories consisted of the following:

	June 30, 2011	June 30, 2010

Finished Goods	$116,576	$83,311
Raw Materials	88,157	104,976
	$204,733	$188,287

NOTE C - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:
As of June 30, 2011	Owned	Capitalized Leases	Total

Office Equipment	$106,821	$14,031	$120,852
Furniture and Fixtures	20,726		20,726
Software	19,471		19,471
Leasehold improvements	21,612		21,612
Production Equipment	43,131		34,118
Building	474,168		474,168
Land	64,547		64,547
	750,476	14,031	764,507
Less accumulated depreciation	(215,436)	(14,031)	(229,467)
	$535,040	$0	$535,040

As of June 30, 2010	Owned	Capitalized Leases	Total

Office Equipment	$95,306	$26,928	$122,234
Furniture and Fixtures	20,726		20,726
Software	19,471		19,471
Leasehold Improvements	21,612		21,612
Production Equipment	34,118		34,118
Building	474,168		474,168
Land	64,547		64,547
	729,948	26,928	756,876
Less accumulated depreciation	(216,023)	(26,928)	(242,951)
	$513,925	$0	$513,925

NOTE D - RELATED PARTY TRANSACTIONS

Mr. Slowgrove, a director, acted as a consultant to the Company for portions of fiscal 2010, and was paid compensation of $5,500, and was not paid compensation in fiscal 2011. Our Chief Executive Officer, Regina W. Anderson, guaranteed a loan to us in the amount of $508,000, issued in connection with our purchase of our office building in July 2006, as well as the $250,000 line of credit.

NOTE E  - MORTGAGE PAYABLE

On July 21, 2006, we entered into a mortgage loan, guaranteed by our C.E.O. Regina W. Anderson, for $508,000 with the Bank of America for the purchase of our corporate office building which has a net book value of approximately $474,000. The mortgage loan is due in 10 years and interest is fixed at 6.85%. Interest expense was $27,633 and $32,075for the fiscal years ended June 30, 2011, and 2010, respectively.

Maturities of long-term debt associated with the mortgage payable are as follows:

Year Ending June 30,

2012	$32,211
2013	34,488
2014	36,926
2015	39,536
2016	42,331
2017 and thereafter	160,892
346,384
Less current portion	32,211
$314,173

NOTE F - LINE OF CREDIT

The Company has a $250,000, due-on-demand line of credit with a financial institution, collateralized by the Company’s inventory of $204,733 and net accounts receivable assets of $311,493.  The line of credit is renewable annually in April. The C.E.O. of the Company personally guaranteed the line of credit to the Company. At June 30, 2011, and 2010, respectively the Company owed $0 on the line of credit.  Interest expense for the years ended June 30, 2011 and 2010 was $0 for both years. The line of credit extends terms of cash advances at a variable rate set equal to the banks prime rate at the time of advance. The interest rate can fluctuate according to the banks changes in its published prime rate.

NOTE G - COMMITMENTS AND CONTINGENCIES

The Company leases certain equipment under various operating leases expiring through year 2011. Lease expenses for the fiscal years ended June 30, 2011 and 2010 were $9,991 and $11,458, respectively. The minimum lease payments due under the equipment lease agreements for fiscal years ended June 30, are as follows:

2012	$10,612
2013	10,612
2014	10,612
2015	10,612
2016	5,306
$47,754

NOTE H - STOCKHOLDERS’ EQUITY

During January 1995, the Company's Board of Directors authorized the issuance of up to 4,000,000 shares of Series A Cumulative Convertible Preferred Stock. The preferred stockholders are entitled to receive, if declared by the board of directors, quarterly dividends at an annual rate of $.10 per share of Series A Cumulative Convertible Preferred Stock per annum. Dividends accrue without interest and are cumulative from the date of issuance of the Series A Cumulative Convertible Preferred Stock and are payable quarterly in arrears in cash or publicly traded common stock when and if declared by the board of directors. As of June 30, 2011, no dividends have been declared. Dividends in arrears on the outstanding preferred shares total $281,191 or approximately $1.41 per share as of June 30, 2011. The preferred stockholders have the right to convert each share of Series A Cumulative Convertible Preferred Stock into one share of the Company's common stock at any time without additional consideration. Each share of Series A Cumulative Convertible Preferred Stock is subject to mandatory conversion into one share of common stock of the Company, effective as of the close of a public offering of the Company's common stock provided, however, that the offering must provide a minimum of $1 million in gross proceeds to the Company and the initial offering price of such common stock must be at least $1 per share. In addition to the rights described above, the holders of the Series A Cumulative Convertible Preferred Stock have voting rights equal to the common stockholders based upon the number of shares of common stock into which the Series A Cumulative Convertible Preferred Stock is convertible. The Company is obligated to reserve an adequate number of shares of its common stock to satisfy the conversion of all of the outstanding Series A Cumulative Convertible Preferred stock.

NOTE I - EARNINGS PER SHARE

As required by Accounting Standards Codification Topic 260 - Earnings per Share (“Topic 260"), the following table sets forth the computation of basic and diluted earnings per share:

	Years Ended June 30,
	2011	2010
Numerator:
Net Income from Continuing Operations	$192,539	$97,838
Net Income (Loss) from Discontinued Operations	$357	$24,935
Net income	$192,896	$122,773
Adjustment for basic earnings per share:
Dividend requirements on preferred stock	(19,910)	(19,910)
Numerator for basic earnings per share-
Net income available to common
stockholders	$172,986	$102,863

Effect of dilutive securities:
Numerator for diluted earnings per share-
Net income available to common
stockholder	$172,986	$102,863

Denominator:
Denominator for asic earnings per share-
Weighted-average common shares	8,055,388	8,055,388
Effect of dilutive securities:
Stock options	-	-

Dilutive potential common shares	199,100	199,100
Denominator for dilutive earnings per share-
Adjusted weighted-average shares and
assumed conversions	8,254,488	8,254,488

Basic Net Income from Continuing Operations per share	$0.02	$0.01
Basic Net Income (Loss) from Discontinued Operations per share	$0.00	$0.00
Basic Net Income per share	$0.02	$0.01

Diluted Net Income from Continuing Operations per share	$0.02	$0.01
Diluted Net Income (Loss) from Discontinued Operations per share	$0.00	$0.00
Diluted Net Income per share	$0.02	$0.01

Potential common shares from out of the money options were also excluded from the computation of diluted earnings per share because calculation of the associated potential common shares has an anti-dilutive effect. The following table lists options that were excluded from diluted EPS.

	2011	2010
Out of the money options excluded:

Stock Options with an exercise price of $.2125 per share	-	65,000
Total anti dilutive options excluded from EPS	-	65,000

NOTE J - INCOME TAXES AND AVAILABLE CARRYFORWARD

As of June 30, 2011, the Company had consolidated income tax net operating loss ("NOL") carryforward for federal income tax purposes of approximately $2,335,000. The NOL will expire in various years ending through the year 2022.The utilization of certain of the loss carryforwards are limited under Section 382 of the Internal Revenue Code. The benefits of the NOL carryforward for the years ended June 30, 2011 and 2010 were $118,079 and $73,831, respectively.

The components of the provision for income taxes (benefits) are attributable to continuing operations as follows:

	2011	2010
Current
Federal	$-	$-
State	-	-
	$0	$0

Deferred - Continuing Operations
Federal	100.625	40.447
State	17,238	9,340
	$117,863	$58,787

Deferred - Discontinued Operations
Federal	195	13,593
State	21	1,451
	$216	$15,044

Deferred income taxes reflect the net tax effects of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:

	Current	Non-Current
Deferred tax assets:
NOL and contribution carryforwards	$140,953	$737,839
Allowance for doubtful accounts	(376)	-
	140,577	737,839
Deferred tax (liabilities):
Excess of tax over book depreciation	-	(13,158)
	140,577	724,681
Net deferred tax asset (liability)	$140,577	$724,681

The change in the valuation allowance is as follow:

	June 30, 2010	$-
	June 30, 2011	-

Decrease in valuation allowance		$-

Management believes it is more likely than not that it will realize the benefit of the NOL carryforward, because of its continuing trend of earnings. Therefore, a valuation allowance is not considered necessary.

Income taxes for the years ended June 30, 2011 and 2010 differ from the amounts computed by applying the effective income tax rates of 37.63%, to income before income taxes as a result of the following:

	2011	2010
Continuing Operations
Expected provision at US statutory rate	$105,536	$53,402
State income tax net of federal benefit	11,268	5,701
Nondeductibles	3,858	2,901
Change in estimates in available NOL carryforwards	(2,799)	(3,244)

Income tax expense	$117,863	$58,786

Discontinued Operations
Expected provision at US statutory rate	$195	$13,593
State income tax net of federal benefit	21	1,451

Income tax expense	$216	$15,044

The earliest tax year still subject to examination by taxing jurisdictions is fiscal year June 30, 2008.

NOTE K - CONCENTRATION OF SUPPLY RISK

The Company's manufacturing and packaging activities are performed at a production facility owned and operated by a non-affiliated pharmaceutical manufacturer. At the present time, the manufacturer is the major source of the Company’s wound care products. The sudden loss or failure of this manufacturer could significantly impair Amerx’s ability to fulfill customer orders on a short-term basis and therefore, could materially and adversely affect the Company’s operations. However, the Company has maintained a long-term relationship with this manufacturer and does not expect a discontinuance of its wound care products from the manufacturer in the near term. The Company has also opened relationships with other manufactures to address supply risk.

NOTE L - MAJOR CUSTOMERS

During the year ended June 30, 2011, sales from two customers accounted for approximately 18% and 11% respectively of Amerx’s sales. The loss of either of these customers would have a material adverse effect on our financial condition or the results of our operations. During the year ended June 30, 2010, one customer accounted for 18% of Amerx’s sales.

NOTE M - RESEARCH AND DEVELOPMENT

Amerx spent approximately $2,000 in fiscal year end June 30, 2011, and approximately $24,000 in fiscal 2010, respectively,  towards research and development efforts. These efforts were directed towards additional studies aimed at expanding existing markets.

NOTE N - DISCONTINUED OPERATIONS

As previously reported in our current report on Form 8-K, filed on August 3, 2009, we entered into an Asset Purchase Agreement, effective July 31, 2009 with Priority Diabetes Supply, Inc., a Florida corporation, doing business as Diabetes Wellness Supply ("Priority Diabetes").  Pursuant to the Agreement, we sold certain "Purchased Assets," as defined in the Agreement, including Sirius' customer list, to Priority Diabetes. Thus, as of July 31, 2009, Sirius no longer offers testing products to diabetic customers.  Management is considering various options for the future direction of Sirius. The sale to date generated  proceeds of $80,000, based on $225 per patient. This was recognized in the first quarter of fiscal 2010. After a hundred and eighty day period, no adjusting payment was made. The agreement also contains a non-compete period of two years, prohibiting Sirius from engaging in the business of the sale of diabetic testing supply products.

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

	2011	2010

Revenues	$-	$17,753
Cost of Sales	-	(14,215)
Salaries and Benefits	-	(6,471)
Selling, General and Administrative	-	(39,388)
Loss from Operations	-	(42,321)
Interest Income	-	2,300
Gain on Sale of Assets		80,000
Income from Discontinued Operations	-	39,979
Income Tax (Expense)	-	(15,044)
Income from Discontinued Operations, net of income taxes	$-	$24,935