Form 10-Q
period 2011-09-30
PROCYON CORP
filed 2011-11-14
CIK 812306

SECURITIES & EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

[x] Quarterly Report Under Section 13 or 15 (d) of
the Securities Exchange Act of 1934

For Quarterly Period Ended September 30, 2011

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

Yes [ ] No [ X ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common stock, no par value; 8,055,388 shares outstanding as of October 24, 2011.

PART I. - FINANCIAL INFORMATION

PROCYON CORPORATION & SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
September 30, 2011 and June 30, 2011

	(unaudited)	(audited)
ASSETS	September 30,	June 30,
	2011	2011
CURRENT ASSETS
Cash	$765,554	$721,054
Certificates of Deposit, plus accrued interest	155,380	155,142
Accounts Receivable, less allowance for doubtful	179,476	311,493
accounts of $1,000
Inventories	302,724	204,733
Prepaid Expenses	89,545	147,449
Other Receivable	—	8,762
Deferred Tax Asset	116,790	140,577
TOTAL CURRENT ASSETS	1,609,469	1,689,210

PROPERTY AND EQUIPMENT, NET	527,481	535,040

OTHER ASSETS
Deposits	792	792
Deferred Tax Asset	743,081	724,681
	743,873	725,473

TOTAL ASSETS	$2,880,823	$2,949,723

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts Payable	$140,905	$130,453
Accrued Expenses	126,873	146,753
Current Portion of Mortgage Payable	36,320	32,211
TOTAL CURRENT LIABILITIES	304,098	309,417

LONG TERM LIABILITIES
Mortgage Payable	251,764	314,173
TOTAL LONG TERM LIABILITIES	251,764	314,173

STOCKHOLDERS' EQUITY
Preferred Stock, 496,000,000 shares	—	—
authorized, none issued
Series A Cumulative Convertible Preferred Stock,	154,950	154,950
no par value; 4,000,000 shares authorized;
199,100 shares issued and outstanding
Common Stock, no par value, 80,000,000 shares	4,416,676	4,416,676
authorized; 8,055,388 shares issued and
outstanding
Paid-in Capital	6,000	6,000
Accumulated Deficit	(2,252,665)	(2,251,493)
TOTAL STOCKHOLDERS' EQUITY	$2,324,961	2,326,133

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,880,823	$2,949,723

 The accompanying notes are an integral part of these financial statements.

PROCYON CORPORATION & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Three Months Ended September 30, 2011 and 2010
	(unaudited)	(unaudited)
	Three Months	Three Months
	Ended	Ended
	Sep. 30, 2011	Sep. 30, 2010

NET SALES	$589,447	$654,245

COST OF SALES	127,771	138,646

GROSS PROFIT	461,676	515,599

OPERATING EXPENSES
Salaries and Benefits	232,911	215,875
Selling, General and Administrative	220,124	173,222
	453,035	389,097

INCOME FROM OPERATIONS	8,641	126,502

OTHER INCOME (EXPENSE)
Interest Expense	(5,336)	(7,734)
Interest Income	910	954
	(4,426)	(6,780)

INCOME BEFORE INCOME TAXES	4,215	119,722

INCOME TAX EXPENSE	(5,387)	(48,654)

NET INCOME(LOSS)	(1,172)	71,068

Dividend requirements on preferred stock	(4,978)	(4,978)

Basic net income(loss) available to common shares	$(6,150)	$66,090

Basic net income(loss) per common share	$(0.00)	$0.01

Weighted average number of common shares outstanding	8,055,388	8,055,388

Diluted net income(loss) per common share	$(0.00)	$0.01

Weighted average number of common shares outstanding, diluted	8,254,488	8,254,488

 The accompanying notes are an integral part of these financial statements.

PROCYON CORPORATION & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ending September 30, 2011 and 2010

	(unaudited)	(unaudited)
	September 30,	September 30,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES

Net Income (loss)	$(1,172)	$71,068
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	9,152	7,293
Deferred Income Taxes	5,387	48,654
Accrued Interest on Certificates of Deposit	(237)	(310)
Decrease (increase) in:
Accounts Receivable	132,017	6,184
Other Receivables	8,762
Inventory	(97,991)	(16,719)
Prepaid Expenses	57,903	12,745
Other Assets	—	1,062
Increase (decrease) in:
Accounts Payable	10,452	(43,797)
Accrued Expenses	(19,880)	(21,289)
NET CASH PROVIDED BY OPERATING ACTIVITIES	104,393	64,891

CASH FLOW FROM INVESTING ACTIVITIES

Purchase of Certificate of Deposit	—	(50,000)
Purchase of property & equipment	(1,593)	(18,445)
NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES	(1,593)	(68,445)

CASH FLOW FROM FINANCING ACTIVITIES

Payments on Mortgage Payable	(58,300)	(6,132)
NET CASH USED BY FINANCING ACTIVITIES	(58,300)	(6,132)

NET CHANGE IN CASH	44,500	(9,686)

CASH AT BEGINNING OF PERIOD	721,054	827,512

CASH AT END OF PERIOD	$765,554	$817,826

SUPPLEMENTAL DISCLOSURES

Interest Paid	$5,436	$7,783
Taxes Paid	$—	$—

 The accompanying notes are an integral part of these financial statements.

Notes to Financial Statements

NOTE A - SUMMARY OF ACCOUNTING POLICIES

The interim financial statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) have been condensed or omitted as allowed by such rules and regulations. The Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the Company’s audited financial statements dated June 30, 2011. The results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year.

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

On September 30, 2011, there were no outstanding options to purchase shares of our common stock. The previously reported 65,000 options outstanding, expired in November 2010. Therefore, the adoption of Topic 718 does not have a material impact on our statement of operations for period ending September 30, 2011.

The fair value of a stock option is determined using the Black-Scholes option-pricing model, which values options based on the stock price at the grant date, the expected life of the option, the estimated volatility of the stock, the expected dividend payments, and the risk-free interest rate over the life of the option. There were no options granted during the quarters ended September 30, 2011 and 2010.

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

For the three months ended September 30, 2011, in which net losses occurred, all potential common shares were excluded from diluted EPS because the effect of including such shares would be anti-dilutive.

SUBSEQUENT EVENTS

We have evaluated subsequent events through November 1, 2011, which is the date the financial statements were available to be issued.

NOTE B - INVENTORIES

Inventories consisted of the following:
	September 30,	June 30,
	2011	2011
Finished Goods	$200,283	$116,576
Raw Materials	$102,441	$88,157
	$302,724	$204,733

NOTE C - STOCKHOLDERS’ EQUITY

During January 1995, the Company's Board of Directors authorized the issuance of up to 4,000,000 shares of Series A Cumulative Convertible Preferred Stock (“Series A Preferred Stock”). The preferred stockholders are entitled to receive, as and if declared by the board of directors, quarterly dividends at an annual rate of $.10 per share of Series A Preferred Stock per annum. Dividends will accrue without interest and will be cumulative from the date of issuance of the Series A Preferred Stock and will be payable quarterly in arrears in cash or publicly traded common stock when and if declared by the Board of Directors. As of September 30, 2011, no dividends have been declared. Dividends in arrears on the outstanding preferred shares total $286,169 as of September 30, 2011.

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

 The Board of Directors of the Company approved a plan on December 8, 2007 to repurchase shares of Procyon Corporation's outstanding common stock. The repurchase plan authorizes management to repurchase from time to time up to 10% of the total outstanding shares of common stock as of December 8, 2007, subject to applicable SEC regulations and compliance with the Company's trading window policies. The Board's authorization is based on its belief that Procyon's common stock is underpriced at times given the Company's working capital, liquidity, assets, book value and future prospects. The shares may be repurchased from time to time in the open market, through block purchases or in privately negotiated transactions depending upon market conditions and other factors, in accordance with SEC Rule 10b-18. Procyon has no commitment or obligation to purchase all or any portion of the authorized shares. All shares purchased are canceled and returned to the status of authorized but unissued common stock. The plan does not have an expiration date. As of September 30, 2011, no shares of common stock had been repurchased by the Company pursuant to its repurchase plan.

NOTE D - INCOME TAXES AND AVAILABLE CARRYFORWARD

As of September 30, 2011, the Company had consolidated income tax net operating loss ("NOL") carryforward for federal income tax purposes of approximately $2,319,000. The NOL will expire in various years ending through the year 2022. The utilization of certain of the loss carryforwards are limited under Section 382 of the Internal Revenue Code.

The components of the provision for income tax expense (benefits) attributable to continuing and discontinued operations are as follows:

	Three Months 9/30/2011	Three Months 9/30/2010
Current
Federal	$0	$0
State	0	0
	$0	$0
Deferred
Federal	$4,600	$41,543
State	787	7,111
	$5,387	$48,654
Total Income Tax Expense	$5,387	$48,654

Deferred income taxes reflect the net tax effects of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

	Current	Non-Current
Deferred tax assets
NOL and contribution carryforwards	$117,166	$755,399
Allowance for doubtful accounts	(376)	—
	116,790	755,399
Deferred tax (liabilities)
Excess of tax over book depreciation	—	(12,319)
	116,790	743,081

Net deferred tax asset (liability)	$116,790	$743,081

 The Change in valuation allowance is as follows:

June 30, 2011	$—
September 30, 2011	$—
Change in valuation allowance	$—

Management believes it is more likely than not that it will realize the benefit of the NOL carryforward, because of its continuing trend of earnings. Therefore, a valuation allowance in not considered necessary.

Income taxes for the periods ended September 30, 2011 and 2010 differ from the amounts computed by applying the effective income tax rates of 37.63%, to income taxes as a result of the following:

	Three Months Sep. 30, 2011	Three Months Sep. 30, 2010
Expected provision at US statutory rate	$1,433	$41,215
State income tax net of federal benefit	153	4,400
Nondeductible Expense	858	512
Change in estimates in available NOL carryforwards	2,943	2,527
Income Tax Expense	$5,387	$48,654

The earliest tax year still subject to examination by a major taxing jurisdiction is fiscal year end June 30, 2007.

NOTE E - MORTGAGE PAYABLE

On July 21, 2006, we entered into a mortgage loan, guaranteed by our C.E.O. Regina W. Anderson, for $508,000 with the Bank of America for the purchase of our corporate office building which has a net book value of approximately $475,000. The mortgage loan is due in July 2021 and interest is fixed at 7.25%. Interest expense was $5,336 for the three months ended September 30, 2011. As of September 21, 2010, the interest rate on the mortgage was adjusted to 6.85% for the remainder of the term of the loan.

Maturities of long-term debt associated with the mortgage payable are as follows:

Year Ending June 30,
9 months 2012	$27,006
2013	38,229
2014	40,932
2015	43,825
2016	46,924
2017 and thereafter	91,168
288,084
Less current portion	36,320
$251,764

NOTE F - LINE OF CREDIT

The Company has a $250,000, due-on-demand line of credit with a financial institution, collateralized by the Company’s inventory of $302,724 and accounts receivable assets of $179,476. The line of credit is renewable annually in April. The C.E.O. of the Company personally guaranteed the line of credit to the Company. At September 30, 2011, the Company owed $0 on the line of credit. The line of credit extends terms of cash advances at a variable rate set equal to the prime rate at the time of advance. The interest rate can fluctuate according to the changes in its published prime rate.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company's condensed financial statements have been prepared in accordance with standards of the Public Company Accounting Oversight Board (United States), which require the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosures. A summary of those significant accounting policies can be found in the Notes to the Consolidated Financial Statements included in the Company's annual report on form 10-K, for the year ended June 30, 2011, which was filed with the Securities and Exchange Commission on September 28, 2011. The estimates used by management are based upon the Company's historical experiences combined with management’s understanding of current facts and circumstances. Certain of the Company's accounting policies are considered critical as they are both important to the portrayal of the Company's financial condition and the results of its operations and require significant or complex judgments on the part of management. We believe that the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our financial statements.

Accounts Receivable Allowance

Accounts receivable allowance reflects a reserve that reduces our customer accounts and receivable to the net amount estimated to be collectible. The valuation of accounts receivable is based upon the credit-worthiness of customers and third-party payers as well as historical collection experience. Allowances for doubtful accounts are recorded as a selling, general and administrative expense for estimated amounts expected to be uncollectible from third-party payers and customers. The Company bases its estimates on its historical collection experience, current trends, credit policy and on the analysis of accounts by aging category. At September 30, 2011 our allowance for doubtful accounts totaled $1,000.

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

Deferred Income Taxes

Deferred income taxes are recognized for the expected tax consequences in future years for differences between the tax bases of assets and liabilities and their financial reporting amounts, based upon enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. The Company accounts for income taxes under Topic 740 - Income Tax in the Accounting Standards Codification. A valuation allowance is used to reduce deferred tax assets to the net amount expected to be recovered in future periods. The estimates for deferred tax assets and the corresponding valuation allowance require us to exercise complex judgments. We periodically review and adjust those estimates based upon the most current information available. We did not have a valuation allowance as of September 30, 2011. Because the recover ability of deferred tax assets is directly dependent upon future operating results, actual recover ability of deferred tax assets may differ materially from our estimates.

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

FINANCIAL CONDITION

As of September 30, 2011 the Company's principal sources of liquid assets included cash of $765,554, inventories of $302,724, and net accounts receivable of $179,476. The company also has $155,380 in short term Certificate of Deposits. The Company had net working capital of $1,305,371, and long-term debt of $251,764 at September 30, 2011.

During the three months ended September 30, 2011, cash increased from $721,054 as of June 30, 2011, to $765,554. Operating activities provided cash of $104,393 during the period, consisting primarily of collection of accounts receivable of $132,017. Cash used by investing activities was $1,593 as compared to $68,445 for the corresponding period in 2010.

The Company recorded a current deferred tax asset of $116,790, and non-current deferred tax asset of $743,081, at September 30, 2011. Because the recoverability of deferred tax assets is directly dependent upon future operating results, actual recoverability of deferred tax assets may differ materially from our estimates.

RESULTS OF OPERATIONS

Comparison of the three months ended September 30, 2011 and 2010.

Net sales during the quarter ended September 30, 2011, were $589,447, as compared to $654,245 in the quarter ended September 30, 2010, a decrease of $64,798, or approximately 10%. We believe that sales for the current three month period decreased when compared to the previous year, primarily due to timing differences with large distributor orders.

Gross profit during the quarter ended September 30, 2011, was $461,676, as compared to $515,599 during the quarter ended September 30, 2010, a decrease of $53,923, or approximately 10%. As a percentage of net sales, gross profit was approximately 78% in the quarter ended September 30, 2011, and approximately 79% in the corresponding quarter in 2010.

Operating expenses during the quarter ended September 30, 2011, were $453,035, consisting of $232,911 in salaries and benefits, and $220,124 in selling, general and administrative expenses. This compares to operating expenses during the quarter ended September 30, 2010, of $389,097, consisting of $215,875 in salaries and benefits, and $173,222 in selling, general and administrative expenses. Expenses for the quarter ended September 30, 2011, increased by $63,938, or approximately 16% compared to the corresponding quarter in 2010. The increase in expenses were directly attributable to two areas. In salaries and benefits increases were seen this year over last, as last year’s numbers did not include a sales manager for Amerx, as the position was vacant. Also increasing this year’s expenses was a significant increase in marketing expenses including but not limited to trade show expenses.

Operating profit decreased by $117,861 to a $8,641 for the quarter ended September 30, 2011, as compared to a profit of $126,502 in the comparable quarter of the prior year. Net Income from operations before income taxes was $4,215 during the quarter ended September 30, 2011, as compared to net income before income taxes of $119,722 during the quarter ended September 30, 2010. We believe that the decrease in net income before income taxes in the three month period was primarily attributable to the reduction of first quarter sales effected by timing differences with our large distributors.

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

(b) Changes in Internal Controls Over Financial Reporting

As previously reported, our annual assessment of the internal controls over financial reporting as of June 30, 2011 revealed several deficiencies that we consider to be material weaknesses: (1) inadequate segregation of duties consistent with control objectives; (2) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of GAAP and SEC disclosure requirements; (3) ineffective controls over period end financial disclosure and reporting processes and (4) insufficient board and audit committee composition to provide oversight of the financial statement process.

During fiscal 2012, the Company has continued to address changes needed to improve board oversight of the financial statement process and the deferred tax asset calculation. We have also instituted some changes in segregation of duties as current staffing permits. We feel we have remedied our previously reported deficiency in the calculation of the deferred tax asset such that it no longer is a material weakness. We expect to further address the continuing material weaknesses on an on-going basis.

PART II. OTHER INFORMATION

ITEM 5. Other Information.

None.

ITEM 6. EXHIBITS

(A) EXHIBITS

31.1	Certification of Regina W. Anderson pursuant to Exchange Act Rule 13a-14(a)/15d-14(a)
31.2	Certification of James B. Anderson pursuant to Exchange Act Rule 13a-14(a)/15d-14(a)
32.1	Certification Pursuant to 18 U.S.C.§1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002
101.1*	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) the Notes to Condensed Consolidated Financial Statements

* Furnished, not filed

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

PROCYON CORPORATION
November 14, 2011	By:/s/ REGINA W. ANDERSON
Date	Regina W. Anderson, Chief Executive Officer