Form 10-Q
period 2011-12-31
PROCYON CORP
filed 2012-02-14
CIK 812306

SECURITIES & EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

[x] Quarterly Report Under Section 13 or 15 (d) of
the Securities Exchange Act of 1934

For Quarterly Period Ended December 31, 2011

[  ] Transition Report Under Section 13 or 18(d) of the Exchange Act

Commission File Number: 0-17449

PROCYON CORPORATION

(Exact Name of Small Business Issuer as specified in its charter)

COLORADO	59-3280822
(State of Incorporation)	Identification(IRS Employer

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

Yes   X    No ____

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer _____	Accelerated filer ___________
Non-accelerated filer (Do not check if a smaller reporting company)__	Smaller reporting company X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ] No [ X ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common stock, no par value; 8,055,388 shares outstanding as of February 14, 2012.

PART I. - FINANCIAL INFORMATION

PROCYON CORPORATION & SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2011 and June 30, 2011

	(unaudited)	(audited)
ASSETS	December 31,	June 30,
	2011	2011
CURRENT ASSETS
Cash	$783,158	$721,054
Certificates of Deposit, plus accrued interest	155,548	155,142
Accounts Receivable, less allowance for doubtful	137,337	311,493
accounts of $1,000
Inventories	269,773	204,733
Prepaid Expenses	131,379	147,449
Other Receivable	—	8,762
Deferred Tax Asset	128,069	140,577
TOTAL CURRENT ASSETS	1,605,264	1,689,210

PROPERTY AND EQUIPMENT, NET	518,764	535,040

OTHER ASSETS
Deposits	792	792
Deferred Tax Asset	706,212	724,681
	707,004	725,473

TOTAL ASSETS	$2,831,032	$2,949,723

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts Payable	$113,083	$130,453
Accrued Expenses	122,395	146,753
Current Portion of Mortgage Payable	40,480	32,211
TOTAL CURRENT LIABILITIES	275,958	309,417

LONG TERM LIABILITIES
Mortgage Payable	188,595	314,173
TOTAL LONG TERM LIABILITIES	188,595	314,173

STOCKHOLDERS' EQUITY
Preferred Stock, 496,000,000 shares	—	—
authorized, none issued
Series A Cumulative Convertible Preferred Stock,	154,950	154,950
no par value; 4,000,000 shares authorized;
199,100 shares issued and outstanding
Common Stock, no par value, 80,000,000 shares	4,416,676	4,416,676
authorized; 8,055,388 shares issued and
outstanding
Paid-in Capital	6,000	6,000
Accumulated Deficit	(2,211,147)	(2,251,493)
TOTAL STOCKHOLDERS' EQUITY	$2,366,479	2,326,133

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,831,032	$2,949,723

 The accompanying notes are an integral part of these financial statements.

PROCYON CORPORATION & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Three and Six Months Ended December 31, 2011 and 2010

	(unaudited)	(unaudited)	(unaudited)	(unaudited)
	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	Dec. 31, 2011	Dec. 31, 2010	Dec. 31, 2011	Dec. 31, 2010

NET SALES	$610,158	$744,234	$1,199,606	$1,398,479

COST OF SALES	130,610	158,324	258,381	296,970

GROSS PROFIT	479,548	585,910	941,225	1,101,509

OPERATING EXPENSES
Salaries and Benefits	223,787	248,551	456,698	464,425
Selling, General and Administrative	184,915	203,681	405,039	376,904
	408,702	452,232	861,737	841,329

INCOME FROM OPERATIONS	70,846	133,678	79,488	260,180

OTHER INCOME (EXPENSE)
Interest Expense	(4,235)	(7,261)	(9,571)	(14,994)
Interest Income	574	907	1,406	1,860
	(3,661)	(6,354)	(8,165)	(13,134)

INCOME BEFORE INCOME TAXES	67,185	127,324	71,323	247,046

INCOME TAX EXPENSE	(25,590)	(48,419)	(30,977)	(97,073)

NET INCOME	41,595	78,905	40,346	149,973

Dividend requirements on preferred stock	(4,978)	(4,977)	(9,955)	(9,955)

Basic net income available to common shares	$36,617	$73,928	$30,391	$140,018

Basic net income per common share	$0.00	$0.01	$0.00	$0.02

Weighted average number of common shares outstanding	8,055,388	8,055,388	8,055,388	8,055,388

Diluted net income per common share	$0.00	$0.01	$0.00	$0.02

Weighted average number of common shares outstanding, diluted	8,254,488	8,254,488	8,254,488	8,254,488

The accompanying notes are an integral part of these financial statements.

PROCYON CORPORATION & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ending December 31, 2011 and 2010

	(unaudited)	(unaudited)
	December 31,	December 31,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES

Net Income (loss)	$40,346	$149,973
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	17,869	15,923
Deferred Income Taxes	30,977	97,073
Accrued Interest on Certificates of Deposit	(406)	685
Decrease (increase) in:
Accounts Receivable	174,156	(70,167)
Other Receivables	8,762	—
Inventory	(65,040)	(45,494)
Prepaid Expenses	16,070	3,447
Other Assets	—	1,062
Increase (decrease) in:
Accounts Payable	(17,370)	(44,258)
Accrued Expenses	(24,358)	(5,570)
NET CASH PROVIDED BY OPERATING ACTIVITIES	181,006	102,674

CASH FLOW FROM INVESTING ACTIVITIES

Purchase of Certificate of Deposit	—	(51,240)
Purchase of property & equipment	(1,593)	(51,239)
NET CASH USED BY INVESTING ACTIVITIES	(1,593)	(102,479)

CASH FLOW FROM FINANCING ACTIVITIES

Payments on Mortgage Payable	(117,309)	(12,676)
NET CASH USED BY FINANCING ACTIVITIES	(117,309)	(12,676)

NET CHANGE IN CASH	62,104	(12,481)

CASH AT BEGINNING OF PERIOD	721,054	827,512

CASH AT END OF PERIOD	$783,158	$815,031

SUPPLEMENTAL DISCLOSURES

Interest Paid	$10,164	$14,976
Taxes Paid	$—	$—

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

On December 31, 2011, there were no outstanding options to purchase shares of our common stock. The previously reported 65,000 options outstanding, expired in November 2010. Therefore, the adoption of Topic 718 does not have a material impact on our statement of operations for period ending December 31, 2011.

The fair value of a stock option is determined using the Black-Scholes option-pricing model, which values options based on the stock price at the grant date, the expected life of the option, the estimated volatility of the stock, the expected dividend payments, and the risk-free interest rate over the life of the option. There were no options granted during the quarters ended December 31, 2011 and 2010.

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

SUBSEQUENT EVENTS

We have evaluated subsequent events through February 2, 2012, which is the date the financial statements were available to be issued.

NOTE B - INVENTORIES

Inventories consisted of the following:
	December 31,	June 30,
	2011	2011
Finished Goods	$183,404	$116,576
Raw Materials	$86,369	$88,157
	$269,773	$204,733

NOTE C - STOCKHOLDERS’ EQUITY

During January 1995, the Company's Board of Directors authorized the issuance of up to 4,000,000 shares of Series A Cumulative Convertible Preferred Stock (“Series A Preferred Stock”). The preferred stockholders are entitled to receive, as and if declared by the board of directors, quarterly dividends at an annual rate of $.10 per share of Series A Preferred Stock per annum. Dividends will accrue without interest and will be cumulative from the date of issuance of the Series A Preferred Stock and will be payable quarterly in arrears in cash or publicly traded common stock when and if declared by the Board of Directors. As of December 31, 2011, no dividends have been declared. Dividends in arrears on the outstanding preferred shares total $291,147 as of December 31, 2011.

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

The Board of Directors of the Company approved a plan on December 8, 2007 to repurchase shares of Procyon Corporation's outstanding common stock. The repurchase plan authorizes management to repurchase from time to time up to 10% of the total outstanding shares of common stock as of December 8, 2007, subject to applicable SEC regulations and compliance with the Company's trading window policies. The Board's authorization is based on its belief that Procyon's common stock is underpriced at times given the Company's working capital, liquidity, assets, book value and future prospects. The shares may be repurchased from time to time in the open market, through block purchases or in privately negotiated transactions depending upon market conditions and other factors, in accordance with SEC Rule 10b-18. Procyon has no commitment or obligation to purchase all or any portion of the authorized shares. All shares purchased are canceled and returned to the status of authorized but unissued common stock. The plan does not have an expiration date. As of December 31, 2011, no shares of common stock had been repurchased by the Company pursuant to its repurchase plan.

NOTE D - INCOME TAXES AND AVAILABLE CARRYFORWARD

As of December 31, 2011, the Company had consolidated income tax net operating loss ("NOL") carryforward for federal income tax purposes of approximately $2,247,000. The NOL will expire in various years ending through the year 2022. The utilization of certain of the loss carryforwards are limited under Section 382 of the Internal Revenue Code.

The components of the provision for income tax expense (benefits) attributable to continuing and discontinued operations are as follows:

	Six Months 12/31/2011	Six Months 12/31/2010
Current
Federal	$0	$0
State	0	0
	$0	$0

Deferred
Federal	$26,449	$82,885
State	4,528	14,188
	$30,977	$97,073

Total Income Tax Expense	$30,977	$97,073

Deferred income taxes reflect the net tax effects of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

	Current	Non-Current
Deferred tax assets
NOL and contribution carryforwards	$128,445	$717,106
Allowance for doubtful accounts	(376)	—
	128,069	717,106
Deferred tax (liabilities)
Excess of tax over book depreciation	—	(10,894)
	128,069	706,212
Net deferred tax asset (liability)	$128,069	$706,212

The Change in valuation allowance is as follows:

June 30, 2011	$—
December 31, 2011	$—
Change in valuation allowance	$—

Management believes it is more likely than not that it will realize the benefit of the NOL carryforward, because of its continuing trend of earnings. Therefore, a valuation allowance in not considered necessary.

Income taxes for the periods ended December 31, 2011 and 2010 differ from the amounts computed by applying the effective income tax rates of 37.63%, to income taxes as a result of the following:

	Six Months Dec. 31, 2011	Six Months Dec. 31, 2010
Expected provision at US statutory rate	$24,135	$82,378
State income tax net of federal benefit	2,577	8,795
Nondeductible Expense	1,419	1,514
Change in estimates in available NOL carryforwards	2,846	4,386
Income Tax Expense	$30,977	$97,073

The earliest tax year still subject to examination by a major taxing jurisdiction is fiscal year end June 30, 2009.

NOTE E - MORTGAGE PAYABLE

On July 21, 2006, we entered into a mortgage loan, guaranteed by our C.E.O. Regina W. Anderson, for $508,000 with the Bank of America for the purchase of our corporate office building which has a net book value of approximately $470,000. The mortgage loan is due in July 2021 and interest is fixed at 7.25%. Interest expense was $9,571 for the six months ended December 31, 2011. As of September 21, 2010, the interest rate on the mortgage was adjusted to 6.85% for the remainder of the term of the loan.

Maturities of long-term debt associated with the mortgage payable are as follows:

Year Ending June 30,
6 months 2012	$19,895
2013	41,887
2014	44,848
2015	48,018
2016	51,413
2017 and thereafter	23,014
229,075
Less current portion	40,480
$188,595

NOTE F - LINE OF CREDIT

The Company has a $250,000, due-on-demand line of credit with a financial institution, collateralized by the Company’s inventory of $269,773 and net accounts receivable assets of $137,337. The line of credit is renewable annually in April. The C.E.O. of the Company personally guaranteed the line of credit to the Company. At December 31, 2011, the Company owed $0 on the line of credit. The line of credit extends terms of cash advances at a variable rate set equal to the prime rate at the time of advance. The interest rate can fluctuate according to the changes in its published prime rate.

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

Accounts Receivable Allowance

Accounts receivable allowance reflects a reserve that reduces our customer accounts and receivable to the net amount estimated to be collectible. The valuation of accounts receivable is based upon the credit-worthiness of customers and third-party payers as well as historical collection experience. Allowances for doubtful accounts are recorded as a selling, general and administrative expense for estimated amounts expected to be uncollectible from third-party payers and customers. The Company bases its estimates on its historical collection experience, current trends, credit policy and on the analysis of accounts by aging category. At December 31, 2011 our allowance for doubtful accounts totaled $1,000.

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

Deferred Income Taxes

Deferred income taxes are recognized for the expected tax consequences in future years for differences between the tax bases of assets and liabilities and their financial reporting amounts, based upon enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. The Company accounts for income taxes under Topic 740 - Income Tax in the Accounting Standards Codification. A valuation allowance is used to reduce deferred tax assets to the net amount expected to be recovered in future periods. The estimates for deferred tax assets and the corresponding valuation allowance require us to exercise complex judgments. We periodically review and adjust those estimates based upon the most current information available. We did not have a valuation allowance as of December 31, 2011. Because the recover ability of deferred tax assets is directly dependent upon future operating results, actual recover ability of deferred tax assets may differ materially from our estimates.

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

FINANCIAL CONDITION

As of December 31, 2011 the Company's principal sources of liquid assets included cash of $783,158, inventories of $269,773, and net accounts receivable of $137,337. The company also has $155,548 in short term Certificate of Deposits. The Company had net working capital of $1,329,306, and long-term debt of $188,595 at December 31, 2011.

During the six months ended December 31, 2011, cash increased from $721,054 as of June 30, 2011, to $783,158. Operating activities provided cash of $181,006 during the period, consisting primarily of collection of accounts receivable of $174,156. Cash used by investing activities was $1,593 as compared to cash used of $102,479 for the corresponding period in 2010.

The Company recorded a current deferred tax asset of $128,069, and non-current deferred tax asset of $706,212, at December 31, 2011. Because the recoverability of deferred tax assets is directly dependent upon future operating results, actual recoverability of deferred tax assets may differ materially from our estimates.

RESULTS OF OPERATIONS

Comparison of the three and six months ended December 31, 2011 and 2010.

Net sales during the quarter ended December 31, 2011, were $610,158, as compared to $744,234 in the quarter ended December 31, 2010, a decrease of $134,076, or approximately 18%. We believe that sales for the current three month period decreased when compared to the previous year, primarily due to the effects of the price increase that was instituted January 1, 2011, increasing sales significantly in the prior period. Net sales during the six months ended December 31, 2011, were $1,199,606, as compared to $1,398,479 in the prior period end December 31, 2010, a decrease of $198,873, or approximately 14%. Again, we believe the price increase had a significant impact on the prior year period.

Gross profit during the quarter ended December 31, 2011, was $479,548, as compared to $585,910 during the quarter ended December 31, 2010, a decrease of $106,362, or approximately 18%. As a percentage of net sales, gross profit was approximately 79% in the quarter ended December 31, 2011, and approximately 79% in the corresponding quarter in 2010. Gross profit during the six months ended December 31, 2011, was $941,225, as compared to $1,101,509 during the six months ended December 31, 2010, a decrease of $160,284, or approximately 15%. As a percentage of net sales, gross profit was approximately 78% in the period ended December 31, 2011, and approximately 79% in the corresponding period in 2010.

Operating expenses during the quarter ended December 31, 2011 were $408,702, consisting of $223,787 in salaries and benefits, and $184,915 in selling, general and administrative expenses. This compares to operating expenses during the quarter ended December 31, 2010 of $452,232, consisting of $248,551 in salaries and benefits, and $203,681 in selling, general and administrative expenses. Expenses for the quarter ended December 31, 2011 decreased by $43,530, or approximately 10%, compared to the corresponding quarter in 2010. The decrease in expenses were directly attributable to salaries and benefits decreases seen this year over last, due to less commission being paid on significantly lower sales. Reduced selling, general and administrative expenses were attributable to reduced expenses in marketing, specifically trade shows. The reduction comes largely from the change in schedule of the trade shows this year, when compared to the previous year, not a reduction in the number of shows attended. Operating expenses during the period ended December 31, 2011 were $861,737, consisting of $456,698 in salaries and benefits, and $405,039 in selling, general and administrative expenses. This compares to operating expenses during the period ended December 31, 2010 of $841,329, consisting of $464,425 in salaries and benefits, and $376,904 in selling, general and administrative expenses. Expenses for the period ended December 31, 2011 increased by $20,408, or approximately 2%, compared to the corresponding quarter in 2010. The decrease in expenses attributable to salaries and benefits seen this year over last, was primarily due to less commission being paid on significantly lower sales. Increased selling, general and administrative expenses were attributable to increased overall marketing, and professional fees.

Operating profit decreased by $62,832 to a $70,846 for the quarter ended December 31, 2011, as compared to a profit of $133,678 in the comparable quarter of the prior year. Net Income from operations before income taxes was $67,185 during the quarter ended December 31, 2011, as compared to net income before income taxes of $127,324 during the quarter ended December 31, 2010. We believe that the decrease in net income before income taxes in the three month period was primarily attributable to the reduction in sales effected by the prior year price increases. Operating profit decreased by $180,692 to a $79,488 for the six months ended December 31, 2011, as compared to a profit of $260,180 in the comparable period of the prior year. Net Income from operations before income taxes was $71,323 during the six months ended December 31, 2011, as compared to net income before income taxes of $247,046 during the period ended December 31, 2010. We believe that the decrease in net income before income taxes in the six month period was primarily attributable to the reduction in sales effected by the prior year price increases.

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

PART II. OTHER INFORMATION

ITEM 5. Other information

(A)	Submission of Matters to a Vote of Security Holders.

We held our annual meeting for fiscal 2012 on Tuesday, December 13, 2011, at 4:00 p.m. EST. The following matters were considered and approved by the shareholders:

The following seven directors were elected to hold office for one-year terms or until their successors are elected and qualified:

	Votes For	Votes Against or Withheld	Total Voted
Regina W. Anderson	4,215,030	1,698,622	5,913,652

James B. Anderson	4,215,030	1,698,622	5,913,652

Justice W. Anderson	4,215,030	1,698,622	5,913,652

Michael T. Foley	4,215,030	1,698,622	5,913,652

Jeffrey S. Slowgrove	4,215,030	1,698,622	5,913,652

Fred W. Suggs	4,215,030	1,698,622	5,913,652

Chester L. Wallack	4,215,030	1,698,622	5,913,652

B. To ratify appointment of Ferlita, Walsh & Gonzalez, P.A. as our independent certified public accountants for the 2012 fiscal year.

Votes For	6,914,375
Votes Against	5,628
Votes Abstaining	422,117
Total Voted	7,342,120

Subsequent to the tabulation of votes for nominees for the Board of Directors at our Annual Shareholder's Meeting on December 13, 2011, with votes in sufficient number having been voted in favor of the appointment of Jeffery S. Slowgrove for service on the Board of Directors, Mr. Slowgrove withdrew his acceptance to serve on the Board of Directors, citing potential time restraints and obligations to his other business dealings. The Board of Directors currently consists of six directors.

ITEM 6. EXHIBITS

(A) EXHIBITS

31.1	Certification of Regina W. Anderson pursuant to Exchange Act Rule 13a-14(a)/15d-14(a)
31.2	Certification of James B. Anderson pursuant to Exchange Act Rule 13a-14(a)/15d-14(a)
32.1	Certification Pursuant to 18 U.S.C.§1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002
101.1*	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2011, formatted in XBRL (Extensible Business Reporting Language): (I) the Condensed Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) the Notes to Condensed Consolidated Financial Statements

*Furnished, not filed

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

PROCYON CORPORATION
February 14, 2012	By:/s/ REGINA W. ANDERSON
Date	Regina W. Anderson, Chief Executive Officer