Form 10-Q
period 2012-03-31
PROCYON CORP
filed 2012-05-09
CIK 812306

SECURITIES & EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

[x] Quarterly Report Under Section 13 or 15 (d) of
the Securities Exchange Act of 1934

For Quarterly Period Ended March 31, 2012

[ ] Transition Report Under Section 13 or 18(d) of the Exchange Act

Commission File Number: 0-17449

PROCYON CORPORATION

(Exact Name of Small Business Issuer as specified in its charter)

COLORADO	59-3280822
(State of Incorporation)	(IRS Employer Identification Number)

1300 S. Highland Ave. Clearwater, FL 33756

(Address of Principal Offices)

(727) 447-2998

(Issuer’s Telephone Number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

YES ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer (Do not check if a smaller reporting company) ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common stock, no par value; 8,060,388 shares outstanding as of May 14, 2012.

PART I. - FINANCIAL INFORMATION

PROCYON CORPORATION & SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
March 31, 2012 and June 30, 2011

	(unaudited)	(audited)
	March 31,	June 30,
ASSETS	2012	2011

CURRENT ASSETS
Cash	$735,318	$721,054
Certificates of Deposit, plus accrued interest	155,650	155,142
Accounts Receivable, less allowance for doubtful	285,458	311,493
accounts of $1,000
Inventories	232,875	204,733
Prepaid Expenses	172,390	147,449
Other Receivable	—	8,762
Deferred Tax Asset	142,550	140,577
TOTAL CURRENT ASSETS	1,724,241	1,689,210

PROPERTY AND EQUIPMENT, NET	510,908	535,040

OTHER ASSETS
Deposits	792	792
Deferred Tax Asset	633,948	724,681
	634,740	725,473

TOTAL ASSETS	$2,869,889	$2,949,723

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts Payable	$92,926	$130,453
Accrued Expenses	148,699	146,753
Current Portion of Mortgage Payable	44,712	32,211
TOTAL CURRENT LIABILITIES	286,337	309,417

LONG TERM LIABILITIES
Mortgage Payable	124,538	314,173
TOTAL LONG TERM LIABILITIES	124,538	314,173

STOCKHOLDERS' EQUITY
Preferred Stock, 496,000,000 shares	—	—
authorized, none issued
Series A Cumulative Convertible Preferred Stock,	149,950	154,950
no par value; 4,000,000 shares authorized;
194,100 shares issued and outstanding
Common Stock, no par value, 80,000,000 shares	4,421,676	4,416,676
authorized; 8,060,388 shares issued and
outstanding
Paid-in Capital	6,000	6,000
Accumulated Deficit	(2,118,612)	(2,251,493)
TOTAL STOCKHOLDERS' EQUITY	$2,459,014	$2,326,133

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,869,889	$2,949,723

The accompanying notes are an integral part of these financial statements

3

PROCYON CORPORATION & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Three and Nine Months Ended March 31, 2012 and 2011

	(unaudited)	(unaudited)	(unaudited)	(unaudited)
	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	Mar. 31, 2012	Mar. 31, 2011	Mar. 31, 2012	Mar. 31, 2011

NET SALES	$821,567	$581,153	$2,021,173	$1,979,632
COST OF SALES	189,766	129,277	448,147	426,247
GROSS PROFIT	631,801	451,876	1,573,026	1,553,385
OPERATING EXPENSES
Salaries and Benefits	259,618	236,411	716,316	700,836
Selling, General and Administrative	218,221	216,349	623,261	593,252
	477,839	452,760	1,339,577	1,294,088
INCOME (LOSS) FROM OPERATIONS	153,962	(884)	233,449	259,297
OTHER INCOME (EXPENSE)
Interest Expense	(4,234)	(6,679)	(13,805)	(21,674)
Interest Income	591	756	1,997	2,617
	(3,643)	(5,923)	(11,808)	(19,057)
INCOME (LOSS) BEFORE INCOME TAXES	150,319	(6,807)	221,641	240,240
INCOME TAX EXPENSE	(57,783)	(2,841)	(88,760)	(99,914)
NET INCOME	92,536	(9,648)	132,881	140,326
Dividend requirements on preferred stock	2,898	(4,977)	(7,058)	(14,933)
Basic net income available to common shares	$95,434	$(14,625)	$125,823	$125,393
Basic net income per common share	$0.01	$(0.00)	$0.02	$0.02
Weighted average number of common shares outstanding	8,056,406	8,055,388	8,055,775	8,055,388
Diluted net income per common share	$0.01	$(0.00)	$0.02	$0.02
Weighted average number of common shares outstanding, diluted	8,254,488	8,254,488	8,254,488	8,254,488

The accompanying notes are an integral part of these financial statements

4

PROCYON CORPORATION & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ending March 31, 2012 and 2011
	(unaudited)	(unaudited)
	March 31,	March 31,
	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES

Net Income	$132,881	$140,326
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	25,725	25,918
Deferred Income Taxes	88,760	99,914
Accrued Interest on Certificates of Deposit	(508)	685
Decrease (increase) in:
Accounts Receivable	26,035	(838)
Other Receivables	8,762	—
Inventory	(28,142)	(53,983)
Prepaid Expenses	(24,941)	(45,092)
Other Assets	—	1,062
Increase (decrease) in:
Accounts Payable	(37,527)	(40,518)
Accrued Expenses	1,946	(1,712)
NET CASH PROVIDED BY OPERATING ACTIVITIES	192,991	125,762

CASH FLOW FROM INVESTING ACTIVITIES

Purchase of Certificate of Deposit	—	(101,240)
Purchase of property & equipment	(1,593)	(51,238)
NET CASH USED BY INVESTING ACTIVITIES	(1,593)	(152,478)

CASH FLOW FROM FINANCING ACTIVITIES

Payments on Mortgage Payable	(177,134)	(69,733)
NET CASH USED BY FINANCING ACTIVITIES	(177,134)	(69,733)

NET CHANGE IN CASH	14,264	(96,449)

CASH AT BEGINNING OF PERIOD	721,054	827,512

CASH AT END OF PERIOD	$735,318	$731,063

SUPPLEMENTAL DISCLOSURES

Interest Paid	$14,076	$21,654
Taxes Paid	$—	$—

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

On March 31, 2012, there were no outstanding options to purchase shares of our common stock. Therefore, the adoption of Topic 718 does not have a material impact on our statement of operations for period ending March 31, 2012.

The fair value of a stock option is determined using the Black-Scholes option-pricing model, which values options based on the stock price at the grant date, the expected life of the option, the estimated volatility of the stock, the expected dividend payments, and the risk-free interest rate over the life of the option. There were no options granted during the quarters ended March 31, 2012 and 2011.

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

NOTE B - INVENTORIES

Inventories consisted of the following:
	March 31,	June 30,
	2012	2011
Finished Goods	$87,806	$116,576
Raw Materials	$145,069	$88,157
	$232,875	$204,733

NOTE C - STOCKHOLDERS’ EQUITY

During January 1995, the Company's Board of Directors authorized the issuance of up to 4,000,000 shares of Series A Cumulative Convertible Preferred Stock (“Series A Preferred Stock”). The preferred stockholders are entitled to receive, as and if declared by the board of directors, quarterly dividends at an annual rate of $.10 per share of Series A Preferred Stock per annum. Dividends will accrue without interest and will be cumulative from the date of issuance of the Series A Preferred Stock and will be payable quarterly in arrears in cash or publicly traded common stock when and if declared by the Board of Directors. As of March 31, 2012, no dividends have been declared. Dividends in arrears on the outstanding preferred shares total $288,249 as of March 31, 2012.

Holders of the Preferred Stock have the right to convert their shares of Preferred Stock into an equal number of shares of Common Stock of the Company. In addition, Preferred Stock holders have the right to vote the number of shares into which their shares are convertible into Common Stock. Such preferred shares will automatically convert into one share of Common Stock at the close of a public offering of Common Stock by the Company provided the Company receives gross proceeds of at least $1,000,000, and the initial offering price of the Common Stock sold in such offering is equal to or in excess of $1 per share. The Company is obligated to reserve an adequate number of shares of its common stock to satisfy the conversion of all the outstanding Series A Preferred Stock. There were 5,000 shares converted during the reporting period.

The Board of Directors of the Company approved a plan on December 8, 2007 to repurchase shares of Procyon Corporation's outstanding common stock. The repurchase plan authorizes management to repurchase from time to time up to 10% of the total outstanding shares of common stock as of December 8, 2007, subject to applicable SEC regulations and compliance with the Company's trading window policies. The Board's authorization is based on its belief that Procyon's common stock is underpriced at times given the Company's working capital, liquidity, assets, book value and future prospects. The shares may be repurchased from time to time in the open market, through block purchases or in privately negotiated transactions depending upon market conditions and other factors, in accordance with SEC Rule 10b-18. Procyon has no commitment or obligation to purchase all or any portion of the authorized shares. All shares purchased are canceled and returned to the status of authorized but unissued common stock. The plan does not have an expiration date. As of March 31, 2012, no shares of common stock had been repurchased by the Company pursuant to its repurchase plan.

NOTE D - INCOME TAXES AND AVAILABLE CARRYFORWARD

As of March 31, 2012, the Company had consolidated income tax net operating loss ("NOL") carryforward for federal income tax purposes of approximately $2,090,000. The NOL will expire in various years ending through the year 2022. The utilization of certain of the loss carryforwards are limited under Section 382 of the Internal Revenue Code.

The components of the provision for income tax expense (benefits) attributable to continuing and discontinued operations are as follows:

	Nine Months 03/31/2012	Nine Months 03/31/2011
Current
Federal	$0	$0
State	0	0
	$0	$0

Deferred
Federal	$75,787	$85,311
State	12,973	14,603
	$88,760	$99,914

Total Income Tax Expense	$88,760	$99,914

Deferred income taxes reflect the net tax effects of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

	Current	Non-Current
Deferred tax assets
NOL and contribution carryforwards	$142,927	$643,436
Allowance for doubtful accounts	(377)	—
	142,550	643,436
Deferred tax (liabilities)
Excess of tax over book depreciation	—	(9,488)
	142,550	633,948

Net deferred tax asset (liability)	$142,550	$633,948

The Change in valuation allowance is as follows:

June 30, 2011	$—
March 31, 2012	$—
Change in valuation allowance	$—

Management believes it is more likely than not that it will realize the benefit of the NOL carryforward, because of its continuing trend of earnings. Therefore, a valuation allowance is not considered necessary.

Income taxes for the periods ended March 31, 2012 and 2011 differ from the amounts computed by applying the effective income tax rates of 37.63%, to income taxes as a result of the following:

	Nine Months Mar 31, 2012	Nine months Mar. 31, 2011
Expected provision at US statutory rate	$75,638	$81,682
State income tax net of federal benefit	8,075	8,721
Nondeductible Expense	2,328	2,474
Change in estimates in available NOL carryforwards	2,719	7,038
Income Tax Expense	$88,760	$99,914

The earliest tax year still subject to examination by a major taxing jurisdiction is fiscal year end June 30, 2009.

NOTE E - MORTGAGE PAYABLE

On July 21, 2006, we entered into a mortgage loan, guaranteed by our C.E.O. Regina W. Anderson, for $508,000 with the Bank of America for the purchase of our corporate office building which has a net book value of approximately $466,000. The mortgage loan is due in July 2021 with interest fixed at 7.25%. Interest expense was $13,805 for the nine months ended March 31, 2012. As of September 21, 2010, the interest rate on the mortgage was adjusted to 6.85% for the remainder of the term of the loan.

Maturities of long-term debt associated with the mortgage payable are as follows:

Year Ending June 30,

3 months 2012	$10,893
2013	45,482
2014	48,698
2015	52,140
2016 and thereafter	12,037
169,250
44,712
Less current portion	$124,538

NOTE F - LINE OF CREDIT

The Company has a $250,000, due-on-demand line of credit with a financial institution, collateralized by the Company’s inventory of $232,875 and net accounts receivable assets of $285,458. The line of credit is renewable annually in April. The C.E.O. of the Company personally guaranteed the line of credit to the Company. At March 31, 2012, the Company owed $0 on the line of credit. The line of credit extends terms of cash advances at a variable rate set equal to the prime rate at the time of advance. The interest rate can fluctuate according to the changes in its published prime rate.

NOTE G - RELATED PARTY TRANSACTIONS

Our Chief Executive Officer, Regina W. Anderson, guaranteed a loan for the Company in the amount of $508,000, issued in connection with our purchase of our office building in July 2006, as well as the $250,000 line of credit.

NOTE H - SUBSEQUENT EVENTS

We have evaluated subsequent events through May 3, 2012, which is the date the financial statements were available to be issued.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

General

You should read the following discussion and analysis in conjunction with the unaudited Condensed Financial Statements and Notes thereto appearing elsewhere in this report.

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

Accounts Receivable Allowance

Accounts receivable allowance reflects a reserve that reduces our customer accounts and receivable to the net amount estimated to be collectible. The valuation of accounts receivable is based upon the credit-worthiness of customers and third-party payers as well as historical collection experience. Allowances for doubtful accounts are recorded as a selling, general and administrative expense for estimated amounts expected to be uncollectible from third-party payers and customers. The Company bases its estimates on its historical collection experience, current trends, credit policy and on the analysis of accounts by aging category. At March 31, 2012 our allowance for doubtful accounts totaled $1,000.

Advertising and Marketing

The Company uses several forms of advertising, including sponsorships to agencies who represent the professionals in their respective fields. The Company expenses these sponsorships over the term of the advertising arrangements on a straight line basis. Other forms of advertising used by the Company include professional journal advertisements and mailing campaigns. These forms of advertising are expensed when incurred.

Deferred Income Taxes

Deferred income taxes are recognized for the expected tax consequences in future years for differences between the tax bases of assets and liabilities and their financial reporting amounts, based upon enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. The Company accounts for income taxes under Topic 740 - Income Tax in the Accounting Standards Codification. A valuation allowance is used to reduce deferred tax assets to the net amount expected to be recovered in future periods. The estimates for deferred tax assets and the corresponding valuation allowance require us to exercise complex judgments. We periodically review and adjust those estimates based upon the most current information available. We did not have a valuation allowance as of March 31, 2012. Because the recover ability of deferred tax assets is directly dependent upon future operating results, actual recover ability of deferred tax assets may differ materially from our estimates.

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

FINANCIAL CONDITION

As of March 31, 2012 the Company's principal sources of liquid assets included cash of $735,318, inventories of $232,875, and net accounts receivable of $285,458. The company also has $155,650 in short term Certificate of Deposits. The Company had net working capital of $1,437,904, and long-term debt of $124,538 at March 31, 2012.

During the nine months ended March 31, 2012, cash increased from $721,054 as of June 30, 2011, to $735,318. Operating activities provided cash of $192,991 during the period, consisting primarily of net income of $132,881. Cash used by investing activities was $1,593 as compared to cash used of $152,478 for the corresponding period in 2011.

The Company recorded a current deferred tax asset of $142,550, and non-current deferred tax asset of $633,948, at March 31, 2012. Because the recoverability of deferred tax assets is directly dependent upon future operating results, actual recoverability of deferred tax assets may differ materially from our estimates.

RESULTS OF OPERATIONS

Comparison of the three and nine months ended March 31, 2012 and 2011.

Net sales during the quarter ended March 31, 2012, were $821,567, as compared to $581,153 in the quarter ended March 31, 2011, an increase of $240,414, or approximately 41%. We believe that sales for the current three month period increased when compared to the previous year, primarily due to the effects of the price increase that was instituted January 1, 2011, decreasing sales significantly in the same quarter of 2011. Net sales during the nine months ended March 31, 2012, were $2,021,173, as compared to $1,979,632 in the prior period end March 31, 2011, an increase of $41,541, or approximately 2%. This increase was due to growth within existing markets.

Gross profit during the quarter ended March 31, 2012, was $631,801, as compared to $451,876 during the quarter ended March 31, 2011, an increase of $179,925, or approximately 40%. As a percentage of net sales, gross profit was approximately 77% in the quarter ended March 31, 2012, and approximately 78% in the corresponding quarter in 2011. Gross profit during the nine months ended March 31, 2012, was $1,573,026, as compared to $1,553,385 during the nine months ended March 31, 2011, an increase of $19,641, or approximately 1%. As a percentage of net sales, gross profit was approximately 78% in the nine months ended March 31, 2012, and approximately 78% in the corresponding period in 2011.

Operating expenses during the quarter ended March 31, 2012 were $477,839, consisting of $259,618 in salaries and benefits, and $218,221 in selling, general and administrative expenses. This compares to operating expenses during the quarter ended March 31, 2011 of $452,760, consisting of $236,411 in salaries and benefits, and $216,349 in selling, general and administrative expenses. Expenses for the quarter ended March 31, 2012 increased by $25,079, or approximately 6%, compared to the corresponding quarter in 2011. Salary and benefits increased secondary to increased commissions paid on higher product sales, salary adjustments, additional staffing and increased health insurance cost. Operating expenses during the nine months ended March 31, 2012 were $1,339,577, consisting of $716,316 in salaries and benefits, and $623,261 in selling, general and administrative expenses. This compares to operating expenses during the nine months ended March 31, 2011 of $1,294,088, consisting of $700,836 in salaries and benefits, and $593,252 in selling, general and administrative expenses. Expenses for the nine months ended March 31, 2012 increased by $45,488, or approximately 4%, compared to the corresponding period in 2011. The increase in expenses attributable to salaries and benefits seen this year over last was primarily due to salary adjustments, additional staffing and increased health insurance cost. Marketing expenses increased secondary to expanded trade show marketing cost and advertising sponsorships. Legal fees increased secondary to product development and trademark registration maintenance.

Operating profit increased by $154,846 to $153,962 for the quarter ended March 31, 2012, as compared to a loss of $884 in the comparable quarter of the prior year. Net Income from operations before income taxes was $150,319 during the quarter ended March 31, 2012, as compared to net loss before income taxes of $6,807 during the quarter ended March 31, 2011. We believe that the increase in net income before income taxes in the three month period was primarily attributable to the increase in sales affected by the prior year price increases. Operating profit decreased by $25,847 to $233,450 for the nine months ended March 31, 2011, as compared to a profit of $259,297 in the comparable period of the prior year. Net Income from operations before income taxes was $221,642 during the nine months ended March 31, 2012, as compared to net income before income taxes of $240,240 during the period ended March 31, 2011. We believe that the decrease in net income before income taxes in the nine month period was primarily attributable to the increases in Selling, General and Administrative.

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

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS

(A) EXHIBITS

31.1	Certification of Regina W. Anderson pursuant to Exchange Act Rule 13a-14(a)/15d-14(a)
31.2	Certification of James B. Anderson pursuant to Exchange Act Rule 13a-14(a)/15d-14(a)
32.1	Certification Pursuant to 18 U.S.C.§1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002
101.1*	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL (Extensible Business Reporting Language): (I) the Condensed Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) the Notes to Condensed Consolidated Financial Statements

* Furnished, not filed

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

PROCYON CORPORATION
May 9, 2012	By:/s/ REGINA W. ANDERSON
Date	Regina W. Anderson, Chief Executive Officer