Form 10-K
period 2012-06-30
PROCYON CORP
filed 2012-09-28
CIK 812306

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[x]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2012

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

The aggregate market value of the 3,726,188 shares of Common Stock held by non-affiliates was $819,761 on September 7, 2012 based on the average bid and asked price of $.22 on such date.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

As of September 17, 2012, there were 8,060,388 shares of the issuers Common Stock outstanding.

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

Amerx spent approximately $200 towards research and development efforts over the past fiscal year. These efforts were directed towards additional studies aimed at expanding existing markets.

Each Amerx product is based on proprietary formulations which we protect as trade secret information and with registered trademarks. Each product is also registered with the Food and Drug Administration and receives a National Drug Code.

Amerx’s sales increased by 4% during the year ended June 30, 2012 (“fiscal 2012"). In fiscal 2012, Amerx made progress in sales distributed across its entire product line through its marketing focus on the benefits of its proprietary ingredient, Oakin®, contained in its products. The Amerigel® product line continues to gain acceptance within the health care community. Amerx’s website, which can be viewed at www.amerigel.com, provides general information about Amerx’s products to consumers and health care providers and is equipped to handle direct sales to the public.

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

We periodically receive inquiries about international market distribution for the AmeriGel® product line. These inquiries have been generated by our advertising, market presence and web sites (www.amerxhc.com and www.amerigel.com). We respond to and pursue all such inquiries, while complying with applicable international regulatory guidelines. To date, and in fiscal 2012, our international sales of Amerx products have been immaterial to our financial condition and the results of our operations.

Sirius distributed its products directly to consumers by mail order. We had attracted and retained customers through our marketing efforts, which included participating in trade shows, physician education, and customer referral. While the diabetic market contains over 26 million diabetics in the U.S., changes in reimbursement and the re-emergence of competitive bidding influenced management’s decision to focus on the Amerx subsidiary.

In fiscal 2012, Amerx generated all of our gross revenues of approximately $2,801,000.

Significant Customers

During fiscal 2012, sales from two customers accounted for approximately 19% and 11%, respectively of Amerx’s sales. The loss of either of these customers could materially and adversely affect our financial condition and the results of our operations. The Company has been able to maintain relationships with its distributors and has been able to establish relationships with new distributors each year.

Manufacturing

During fiscal 2012, the majority of manufacturing of Amerx’s products was completed by a non-affiliated manufacturing facility. This company has also performed research and development for Amerx in the past and we expect that it will perform research and development activities for Amerx in the future on an as needed basis. Amerx does not have a written contract with this manufacturer and there are no minimum purchase requirements. In fiscal 2012, Amerx used a second facility based in Statesville, NC, to manufacture the AmeriGel® Saline Wound Wash. Amerx believes there are additional companies that could manufacture Amerx’s products according to its specifications, if necessary. The Company’s manufacturing and packaging activities are performed at a production facility owned and operated by a non-affiliated pharmaceutical manufacturer. The sudden loss or failure of our primary manufacturer could significantly impair Amerx’s ability to fulfill customer orders on a short-term basis and therefore, could materially and adversely affect the Company’s operations. However, we have maintained a long-term relationship with this manufacturer and do not expect any interruption in its production of Amerigel® products in the near term.

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

Order Placement and Backlog

There was no material backlog in orders placed in fiscal 2012 year.

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

We believe that we are in compliance with all applicable laws and regulations relating to our operations in all material respects. Compliance with the various provisions of national, state and local laws and regulations has had a material adverse effect upon the capital expenditures, earnings, financial position, liquidity and competitive position of the Company. We have incurred and will continue to incur substantial cost in order to remain compliant with the latest regulations promulgated by the SEC, including those regulations promulgated pursuant to the Sarbanes Oxley Act of 2002.

Employees

As of September 1, 2012, the Company and its subsidiary employ a total of 13 full time employees and 1 part time employee. Consisting of 5 management employees, 4 sales-related employees and 5 administrative employees. One employee works under Procyon, thirteen employees work under the Amerx subsidiary.

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

Fiscal 2012	HIGH	LOW
First Quarter	$.23	$.16
Second Quarter	$.23	$.10
Third Quarter	$.29	$.12
Fourth Quarter	$.21	$.14

Fiscal 2011
First Quarter	$.15	$.10
Second Quarter	$.17	$.11
Third Quarter	$.27	$.12
Fourth Quarter	$.19	$.15

As of September 15, 2012, there were approximately 130 record holders of the Company’s Common Stock. On September 16, 2012, the closing bid price of the Company’s common stock was $.22 and the closing ask price was $.22. On September 7, 2012, the last date on which a sale occurred, the last reported sale price was $.22.

Holders of Common Stock are entitled to receive such dividends if declared by the Company’s Board of Directors. We have not declared any dividends on our Common Stock and have no current plans to declare a dividend in the immediate future.

Holders of the Series A Cumulative Convertible Preferred Stock (the “Preferred Stock”) are entitled to receive, if declared by the Board of Directors, quarterly dividends at an annual rate of $.10 per share. Dividends accrue without interest, from the date of issuance, and are payable in arrears in cash or common stock, when and if declared by the Board of Directors. No dividends had been declared or paid at June 30, 2012, and dividends, if ever declared, in arrears at such date total $293,101.

Holders of the Preferred Stock have the right to convert their shares of Preferred Stock into an equal number of shares of Common Stock of the Company. In addition, every holder of preferred stock is entitled to that number of votes equal to the number of shares of common stock into which the preferred stock is convertible. Such preferred shares will automatically convert into one share of Common Stock at the close of a public offering of Common Stock by the Company provided the Company receives gross proceeds of at least $1,000,000, and the initial offering price of the Common Stock sold in such offering is equal to or in excess of $1 per share. During fiscal 2012, holders of 5,000 shares of Preferred Stock voluntarily converted their Preferred shares into shares of Common Stock.

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

Equity Compensation Plan Information

The following table contains information regarding Procyon’s equity compensation plans as of June 30, 2012. The Company maintains one equity compensation plan, Procyon Corporation 2009 Stock Option Plan (the "2009 Option Plan"), which was approved by our shareholders in December 2009. However, no stock options have been issued under the 2009 Option Plan. Our 1998 Omnibus Stock Option plan (the “1998 Option Plan”) expired by its own terms in December 2008. No additional options may be issued under the 1998 Option Plan.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders: 2009 Option Plan	-	-	500,000 shares of Common Stock for Non-Qualified Stock Options and Stock Appreciation Rights and 500,000 shares of Common Stock for Incentive Stock Options
Equity compensation plans not approved by security holders	-	-
Total	-	-	500,000 shares of Common Stock for Non-Qualified Stock Options and Stock Appreciation Rights and 500,000 shares of Common Stock for Incentive Stock Options

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

-consumers or distributors may not favorably receive our new or existing products;

-we may not be able to obtain adequate financing to fund our operations or expansion;

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

-we may experience an increase in the number and magnitude of delinquent or uncollectible customer accounts during periods of economic downturn.

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

At June 30, 2012, our allowance for doubtful accounts totaled $1,000.

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

Deferred Income Taxes

Deferred income taxes are recognized for the expected tax consequences in future years for differences between the tax bases of assets and liabilities and their financial reporting amounts, based upon exacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. The Company accounts for income taxes under Topic 740 - Income Tax in the Accounting Standards Codification. A valuation allowance is used to reduce deferred tax assets to the net amount expected to be recovered in future periods. The estimates for deferred tax assets and the corresponding valuation allowance require us to exercise complex judgments. We periodically review and adjust those estimates based upon the most current information available. We did not have a valuation allowance as of June 30, 2012. Because the recoverability of deferred tax assets is directly dependent upon future operating results, actual recoverability of deferred tax assets may differ materially from our estimates.

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

During fiscal 2009 and up through July 31, 2009, Sirius marketed and distributed diabetic supplies via mail order primarily to Medicare patients. As previously reported, effective July 31, 2009, Sirius entered into an Asset Purchase Agreement with Priority Diabetes Supply, Inc. Under the terms of the Agreement Sirius sold certain “Purchased Assets,” as defined in the Asset Purchase agreement, to Priority Diabetes. As of August 1, 2009, Sirius no longer markets diabetic testing products. Management is considering various alternatives for Sirius' future business operations.

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

Results of Operations

Comparison of Fiscal 2012 and 2011.

During fiscal 2012 and 2011, our results of operations related solely to the operations of Amerx. Net sales during fiscal 2012 were approximately $2,801,000 as compared to approximately $2,702,000 in fiscal 2011, an increase of approximately $99,000, or 4%. Increases were seen in quarterly sales for two of the four quarters when compared to the same quarters of the previous year resulting in an overall sales increase of 4%. Managing marketing costs has positively impacted net income from operations. Amerx hopes to capture more of the health care market in fiscal 2013, as well as increase the penetration of new markets including government contracts and international markets.

Cost of sales increased to approximately $702,000 in fiscal 2012, as compared to approximately $597,000 in fiscal 2011, or approximately 18%. Cost of sales in fiscal 2012, as a percentage of net sales, increased by approximately 3% over the previous year. Amerx’s costs have increased with increases coming from ingredient and packaging costs and general manufacturing cost.

Gross profit decreased to approximately $2,099,000 during fiscal 2012, as compared to approximately $2,105,000 during fiscal 2011, a decrease of about $6,000, or less than 1%. As a percentage of net sales, gross profit was 75% in fiscal 2012, as compared to 78% in fiscal 2011.

Operating expenses during fiscal 2012 were approximately $1,868,000, consisting of approximately $983,000 in salaries and benefits and $885,000 in selling, general and administrative expenses. This represents an increase in expenses of approximately $98,000 in fiscal 2012, as compared to expenses in fiscal 2011. Operating expenses in fiscal 2011 consisted of approximately $951,000 in salaries and benefits and approximately $819,000 in selling, general and administrative expenses. Selling, general and administrative expenses increased, including increases in marketing, legal, consulting fees and accounting fees. As a percentage of net sales, operating expenses during fiscal 2012 increased to 67% as compared to 65% during fiscal 2011, as net sales increased approximately $99,000 for the year on an approximately $98,000 increase in expenses.

Income from operations decreased to approximately $231,000 in 2012, as compared to approximately $335,000 in fiscal 2011. Net income (after dividend requirements for Preferred Shares) was approximately $109,000 during fiscal 2012, compared to a net income of approximately $173,000 during fiscal 2011. The Company also recorded approximately $89,000 of income tax expense in arriving at net income available to common shares in fiscal 2012.

As of June 30, 2012, the Company had deferred tax asset of $776,632, consisting primarily of the tax benefit of net operating loss carryforward. Management believes it is more likely than not that it will realize the benefit of the NOL carryforward, because of its continuing trend of earnings. Therefore, a valuation allowance is not considered necessary.

Liquidity and Capital Resources

Historically, we have financed our operations through revenues from operations. As of June 30, 2012, our principal sources of liquidity included inventories of approximately $195,000, net accounts receivable of approximately $215,000, cash of approximately $907,000, and certificates of deposit of approximately $156,000. We had working capital of approximately $1,322,000 at June 30, 2012.

Operating activities provided cash of approximately $431,000 during fiscal 2012, and approximately $129,000 during fiscal 2011, consisting primarily of net income of approximately $128,000 in fiscal 2012 and $193,000 in fiscal 2011. Cash used by investing activities during fiscal 2012 was approximately $7,000 as compared to cash used in fiscal 2011 of approximately $158,000, respectively. Cash used by financing activities during fiscal 2012 was approximately $238,000, and $77,000 during fiscal 2011.

During fiscal 2012, holders of 5,000 shares of Preferred Stock converted their shares to Common Stock.

Commitments of Capital Expenditures

At June 30, 2012, the Company had no commitments for capital expenditures.

Impact of Inflation and Changing Prices

The past two years have seen difficult economic times for business become even more challenging for smaller reporting companies due to inflation and costs associated with increased regulatory compliance requirements for reporting. Inflation increased costs in raw materials, manufacturing/processing, transportation, utilities, insurance.

Operational expenses increased in both salaries and benefits (3% in 2012) and selling, general and administrative (8% in 2012) expenses.

Off-Balance Sheet Arrangements

During fiscal years 2012 and 2011, we did not have any relationships or arrangements with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated financial statements as of June 30, 2012, and 2011 were audited by Ferlita, Walsh & Gonzalez, P.A., the Company’s independent auditors, as indicated in their report included appearing at page F-1.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2012. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework, Guidance for Smaller Public Companies. Our assessment based on those criteria concludes that, as of June 30, 2012, the Company’s internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with Generally Accepted Accounting Principles “(GAAP”) rules as more fully described below. This was due to a deficiency that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be a material weakness. During fiscal 2012, management worked on addressing the previously reported and existing material weaknesses with the guidance of outside consultants. At the close of the fiscal year, management believes the majority of the previously identified weaknesses have been substantially improved. The one remaining deficiency will be remedied with growth of the company in the future.

The matter involving internal controls and procedures that the Company’s management considers to be a material weakness under the standards of the Public Company Accounting Oversight Board in fiscal 2012 is inadequate segregation of duties consistent with control objectives. Management believes that this material weakness did not have an adverse effect on the Company’s financial results reported herein.

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

(b) Attestation report of the independent registered public accounting firm. This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s independent registered public accounting firm pursuant to Item 308(b) of Regulation S-K.

(c) Changes in internal control over financial reporting. The Company has eliminated all material weaknesses with the exception of the Segregation of Duties weakness. The Company will not be able to eliminate this weakness until such time as growth in the numbers of employees allows for this to happen. As the Company grows this will be addressed.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors* and Executive Officers

		Capacities in	Director
NAME	Age	Which Served	Since

Regina W. Anderson	65	Chief Executive Officer, and	2005
		Chairman of the Board
Chester L. Wallack	71	Director	1995
Fred W. Suggs, Jr.	65	Director	1995
James B. Anderson	42	Director, Chief Financial Officer;
		Vice President - Operations, Amerx
		Health Care Corp.	2006
Justice W. Anderson	35	Director, President; Vice President -
		Marketing, Amerx Health Care Corp.	2006
Michael T. Foley	74	Director	2006
George O. Borak	51	Vice President - Sales, Amerx Health Care Corp.

* Mr. Jeffrey Slowgrove resigned as Director on December 13, 2011.

Regina Anderson. Ms. Anderson has served as Chairman of the Board of Directors since September 2005, and as our Chief Executive Officer since November 2005. Ms. Anderson has 31 years experience in the medical field and 25 years of management experience. Ms. Anderson worked at Health South Rehabilitation Hospital for ten years as Outpatient Director, in charge of the main outpatient center plus four satellite offices. As Outpatient Director, she was responsible for budgets involving over thirty thousand outpatient visits per year; marketing of multiple outpatient specialty programs; and staffing with thirty employees reporting directly to her. Prior to her work at HealthSouth. Regina was Vice-President of Operations at Stuffit Direct Marketing Company from 1980 through 1989. Regina received her Masters Degree from Kansas State University in 1970.

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

Fred W. Suggs, Jr. Mr. Suggs has served on our Board of Directors since 1995. He is a member of the Compensation committee and the sole member of the Ethics committee. He has been a practicing attorney since 1975. He is a partner in the Greenville, South Carolina office of Ogletree, Deakins, Nash, Smoak & Stewart, specializing in labor and employment law. He has been certified as a specialist in labor and unemployment law by the South Carolina Supreme Court and is a frequent lecturer on labor and employment law issues. Mr. Suggs graduated from Kansas State University with a B.S. degree and he received his J.D. degree from the University of Alabama.

James B. Anderson. Mr. Anderson, a Director since 2006, has served as our Chief Financial Officer since June 2005. In addition, from September 22, 2005, until that position was filled by Regina Anderson on November 1, 2005, Mr. Anderson served as Interim Chief Executive Officer. On June 28, 2005, Mr. Anderson was appointed to serve as the President of Sirius Medical Supply, Inc. Since 1993, Mr. Anderson has been involved with Amerx Health Care Corporation as its Chief Information Officer until 2005, when he was appoint VP of Operations. In 1996, Mr. Anderson became involved with Procyon Corporation after its merger and has since performed the duties of Vice President of Operations. Prior to Mr. Anderson’s work with the Company, he was involved with importing and exporting to Russia and Direct Mail Marketing. He received a B.S. from the University of South Florida. Mr. Anderson is the son of John C. Anderson, our late President, Chief Executive Officer and Chairman of the Board, the son of Regina Anderson, the Company’s Chairman of the Board and Chief Executive Officer, and the brother of Justice W. Anderson, our Vice President of Sales & Marketing and the President of Amerx Health Care Corporation.

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

Jeffery Slowgrove. Mr Slowgrove has served as a director from 1999 until his resignation in December 2011. Since 1998, Mr. Slowgrove has been the President of JSS Management Consulting, Inc., a consulting firm in Palm Harbor, Florida, providing funding for start up organizations and advice on the business and management issues facing companies during early rapid growth and expansion phases. He co-founded IMR Global Corp. in 1988 and has served as a director since its inception. From 1988 to 1998, he also served as Treasurer of IMR Global Corp., which is a public company providing applications software-outsourcing solutions for the information technology departments of large businesses. He received a B.B.A. from the University of Michigan.

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

George O. Borak. George O. Borak Mr. Borak joined Amerx Health Care in June of 2012. Mr. Borak has 33 years of experience in the medical field and 22 years in sales management. Most recently, he was Vice President of Sales and Marketing for Darco International where his duties included managing Sales, Marketing, Customer Service, OEM and International Sales. Prior to that he was in sales and sales management for several orthopedic companies. Mr. Borak earned his Bachelors of Science degree in Marketing Management from Youngstown State University in 1983, while working as a clinician in the Emergency and Orthopedic Departments of a local hospital.

Compliance with Section 16(a) of the Exchange Act

Under the securities laws of the United States, our directors, executive officers, and any persons holding more than ten percent of our Common Stock are required to report their initial ownership of the Company’s Common Stock and any subsequent changes in that ownership to the Securities and Exchange Commission and the Company. Specific due dates for these reports have been established and we are required to disclose any failure to file, or late filing, of such reports. Based solely on our review of the reports and amendments thereto furnished to the Company and written representations that all reports that were required to be filed in fiscal 2012, our officers, directors and beneficial owners of more than ten percent of its Common Stock complied with all Section 16(a) filing requirements.

Committees of the Board

The Board of Directors has delegated certain of its authority to an Audit Committee, Compensation Committee and an Ethics Committee.

The Compensation Committee is composed of Messrs. Wallack (Chairman) and Suggs. No member of the Compensation Committee is a former or current officer or employee of the Company.

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

In fiscal 2012, the Board of Directors held eleven formal meetings. A majority of directors attended each meeting in person or by telephone. The Compensation Committee held four meetings during fiscal 2012. The Audit Committee held three meetings during fiscal 2012.

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

ITEM 11. EXECUTIVE COMPENSATION.

Summary Compensation Table. The following table sets forth compensation information for the two fiscal years ended June 30, 2012 and 2011 of the Company’s Chief Executive Officer, Chief Financial Officer and the President of our subsidiary, Amerx Health Care Corp. (the “Named Executive Officers”). Elements of compensation for our Named Executive Officers include salary, discretionary cash bonuses and other prerequisites and benefits. We do not have a pension plan, do not pay non-equity incentive plan based compensation and do not offer non-qualified deferred compensation arrangements. We also did not grant stock awards in fiscal year 2012 As a result, columns related to these items have been omitted from the table below.

All Other

Name and Principal Position Year Salary($) Bonus($) Compensation($) Total($)

				All Other
Name and Principal Position	Year	Salary($)	Bonus($)	Compensation($)		Total($)

Regina W. Anderson,	2012	$158,777	$-0-	$-0-		$158.777
President, Chief Executive	2011	$158,776	$-0-	-0-		$158.776
Justice W. Anderson,	2012	$40,398	$-0-	$160,252	(1)	$200,650
President (Amerx Health	2011	$40,397	$-0-	$154,205	(1)	$194,602
Care Corp.)
James B. Anderson,	2012	$115,003	$5,000	$-0-		$120,003
Chief Financial, Vice Pres.	2011	$101,663	$-0-	$-0-		$101,663
of Operations (Amerx
Health Care Corp.)

(1) Consists solely of commissions on sales from Amerx Health Care Corp.

Outstanding Equity Awards at 2012 Fiscal Year End

The Named Executive Officers held no outstanding stock options at June 30, 2012. The options previously held by James B. Anderson and Justice W. Anderson, as previously reported, expired by their terms in November 2010.

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

Stock Option Plan

The Company maintains the Procyon Corporation 2009 Stock Option Plan.

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

The Board of Directors has authorized the issuance of 500,000 shares of common stock to underlie the granting of Incentive Stock Options and 500,000 shares of common stock to underlie the granting of Non-Qualified Stock Options and SARs under the 2009 Option Plan. As of June 30, 2012, no stock options or other Awards have been granted under the 2009 Option Plan. The 1,000,000 shares of common stock that have been reserved for the 2009 Option Plan have not been registered under the Securities Act of 1933. We have no present plans to register such shares.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS, MANAGEMENT AND RELATED

STOCKHOLDER MATTERS.

The following table sets forth certain information regarding beneficial ownership of our Common Stock as of September 2, 2012 by (I) each person known by the Company to own beneficially more than 5% of the outstanding Common Stock, (ii) each director or director nominee, and (iii) all executive officers and directors as a group. Each person has sole voting and sole investment or dispositive power with respect to the shares shown except as noted. As to the Company's preferred stock, as of September 2, 2012 no officer or director of the company owned any preferred shares. In addition, no individual shareholder beneficially owned more than 5% of the Company's preferred shares.

	Common
	Shareholdings
	on
	September 2, 2012

	Number of		Percent of
Name and Address(3)	Shares		Class

Regina W. Anderson	78,050		1.0
Chester L. Wallack (l)	60,000		*
Fred W. Suggs (l)	100,000		1.2
James B. Anderson	81,000	(5)	1.0
Justice W. Anderson(4)	3,423,500		42.5
Michael T. Foley(2)	222,945	(6)	2.8
George O. Borak	0		*
All directors and officers
as a group (seven persons)	3,947,560		49.0%
Jeffery S. Slowgrove(7)	476,200		5.9
RMS Limited Partnership, 50 W. Liberty St,	1,600,000		19.9%
Suite 650, Reno, NV 89501

*Less than 1%

(1)	Member of the Compensation Committee.
(2)	Member of the Audit Committee.
(3)	Except as noted above, the address for all persons listed is 1300 S. Highland Ave, Clearwater, Florida 33756
(4)	Mr. Anderson beneficially owns 3,350,500 shares of common stock as Trustee of the John C. Anderson Trust in accordance with Mr. Anderson's will. He also owns of record 73,000 shares of common stock.
(5)	Includes 10,000 shares in joint name with his wife.
(6)	Includes 17,945 shares of common stock owned of record by Mr. Foley’s wife’s trust, of which shares Mr. Foley disclaims beneficial ownership.
(7)	Mr. Slowgrove resigned as a director in December 2011.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Other than transactions described below, since July 1, 2011, there has not been, nor is there currently proposed, any transaction or series of similar transactions to which we were or will be a party:

•	in which the amount involved exceeds $120,000; and,
•	in which any director, nominee for director, executive officer, shareholder which beneficially owns five percent or more of our common stock or any member of their immediate family members, had or will have a direct or indirect material interest.

Regina W. Anderson, our Chairman and Chief Executive Officer, personally guaranteed the loan we secured from Bank of America, N.A., in the amount of $508,000, to purchase our office building in July 2006 as well as the $250,000 line of credit. Mr. Slowgrove, a director who resigned in December 2011, acted as a consultant to the Company at no compensation to him for the fiscal years ended June 30, 2011 and 2012.

Director Independence

We have determined that the following directors are independent within applicable NASDAQ rules: Messrs. Wallack, Suggs, Slowgrove (who resigned in December 2011) and Foley. Mr. Slowgrove did not provide any consulting in fiscal 2012. Regina, James and Justice Anderson are not independent as they are executive officers of the Company and its subsidiaries. Accordingly, our Board of Directors is composed of a majority of independent directors. Our Compensation Committee and Audit Committee are composed entirely of independent directors pursuant to applicable NASDAQ rules. In addition, Mr. Foley, also meets the definition of independence under SEC Rule 10A-3.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees. In fiscal 2012, the Company paid to its independent accountants $43,568 in fees related directly to the audit and review of the Company’s financial statements. In fiscal 2011, the Company paid to its independent accountants $46,798 in fees related directly to the audit and review of the Company’s financial statements.

Audit-Related Fees. The Company’s independent accountants performed no other audit-related services for the Company during fiscal 2011 and 2012, other than the audit services described above.

Tax Fees: In fiscal 2012, the Company paid to its independent accountants $1,850 in fees related directly to tax preparations. In fiscal 2011, the Company paid to its independent accountants $1,450 in fees related directly to tax preparations.

All Other Fees: The Company’s independent accountants performed no other services for the Company during fiscal 2011 and 2012, other than the audit and tax services described above.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) Exhibits

1.	The financial statements filed herewith are listed in the Index to Financial Statements included in Item 7.

Exhibit No.	Document

* 3.1	Articles of Incorporation
+ 3.1.1	Articles of Amendment to Articles of Incorporation
* 3.2	Bylaws
+ 4.1	Designation of Series A Preferred Stock
&10.1	Procyon Corporation 2009 Stock Option Plan
- 10.2	Office Lease dated September 23, 2003
/ 10.3	Promissory Note dated July 21, 2006
/ 10.4	Mortgage dated July 21, 2006
+10.5	Loan and Security Agreement, dated as of January 1, 1995, by and between the Company and Amerx Health Care Corp., including Promissory Notes issued there under.
o 10.6	Agreement and Plan of Exchange, dated January 31, 1996, by and between the Company and Amerx.
**10.7	Asset Purchase Agreement between Sirius Medical Supply, Inc. and Priority Diabetes Supply, Inc., effective July 31, 2009.
#10.8	Job Offer - Salary & Benefit Statements between Amerx Health Care Corporation and George Borak, effective June 11, 2012.
++14.1	Code of Ethics for Senior Financial Officers.
x 31.1	Certification of Regina W. Anderson pursuant to Exchange Act Rule 13a-14(a)/15d-14(a)
x 31.2	Certification of James B. Anderson pursuant to Exchange Act Rule 13a-14(a)/15d-14(a)
x 32.1	Certification Pursuant to 18 U.S.C. § 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002

*	Incorporated by reference to the Company’s Registration Statement on Form S-1, S.E.C. File No.33-13273.
+	Incorporated by reference to the Company’s Form 10-KSB for the fiscal year ended June 30, 1995.
o	Incorporated by reference to the Company’s Form 8-K filed on or about February 2, 1996.
/	Incorporated by reference to the Company’s Form 8-K filed on or about August 8, 2006.
-	Incorporated by reference to the Company’s Form 10-QSB for the period ending September 30, 2003.
++	Incorporated by reference to the Company’s Schedule 14A filed on or about October 15, 2004.
**	Incorporated by reference to the Company’s Form 8-K filed on or about August 3, 2009.
x	Filed herewith.
&	Incorporated by reference to the Company’s Schedule 14A filed on or about November 9, 2009.
#	Incorporated by reference to the Company’s Form 8-K filed on or about July 2, 2012.

25

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

PROCYON CORPORATION

By: /s/ Regina W. Anderson
Regina W. Anderson, Chief Executive Officer

Date: September 28, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the registrant and in the capacities and on the dates indicated have signed this report below.

Signature	Title	Date

/s/ Regina W. Anderson	Chief Executive Officer,	September 28, 2012
Regina W. Anderson	President

/s/ James B. Anderson	Chief Financial Officer,	September 28, 2012
James B. Anderson	President (Sirius) and Director

/s/ Justice W. Anderson	President (Amerx) and Director	September 28, 2012
Justice W. Anderson

/s/ Michael T. Foley	Director	September 28, 2012
Michael T. Foley

/s/ Fred W. Suggs, Jr.	Director	September 28, 2012
Fred W. Suggs, Jr.

/s/ Chester L. Wallack	Director	September 28, 2012
Chester L. Wallack

EXHIBIT INDEX

Exhibit No.	Document	Item No.

* 3.1	Articles of Incorporation	3
+ 3.1.1	Articles of Amendment to Articles of Incorporation	3
* 3.2	Bylaws	3
+ 4.1	Designation of Series A Preferred Stock	4
&10.1	Procyon Corporation 2009 Stock Option Plan
- 10.2	Office Lease dated September 23, 2003
/ 10.3	Promissory Note dated July 21, 2006
/ 10.4	Mortgage dated July 21, 2006
+ 10.5	Loan and Security Agreement, dated as of January 1, 1995, by
	and between the Company and Amerx Health Care Corp.,
	including Promissory Notes issued there under.	10
o 10.6	Agreement and Plan of Exchange, dated January 31, 1996, by
	and between the Company and Amerx.
** 10.7	Asset Purchase Agreement between Sirius Medical Supply, Inc. and Priority Diabetes Supply, Inc., effective July 31, 2009.
#10.8	Job Offer - Salary & Benefit Statements between Amerx Health Care Corporation and George Borak, effective June 11, 2012.
++14.1	Code of Ethics for Senior Financial Officers.
x 31.1	Certification of Regina W. Anderson pursuant to Exchange Act
	Rule 13a-14(a)/15d-14(a)	31
x 31.2	Certification of James B. Anderson pursuant to Exchange Act
	Rule 13a-14(a)/15d-14(a)	31
x 32.1	Certification Pursuant to 18 U.S.C. § 1350, as Adopted Pursuant
	to Section 906 of the Sarbanes-Oxley Act Of 2002	32

*	Incorporated by reference to the Company’s Registration Statement on Form S-1, S.E.C. File No. 33-13273.
+	Incorporated by reference to the Company’s Form 10-KSB for the fiscal year ended June 30, 1995.
o	Incorporated by reference to the Company’s Form 8-K filed on or about February 2, 1996.
/	Incorporated by reference to the Company’s Form 8-K filed on or about August 8, 2006.
-	Incorporated by reference to the Company’s Form 10-QSB for the period ending September 30, 2003
++	Incorporated by reference to the Company’s Schedule 14A filed on or about October 15, 2004
**	Incorporated by reference to the Company’s Form 8-K filed on or about August 3, 2009
x	Filed herewith.
&	Incorporated by reference to the Company’s Schedule 14A filed on or about November 9, 2009.
#	Incorporated by reference to the Company’s Form 8-K filed on or about July 2, 2012.

PROCYON CORPORATION AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
Years Ended June 30, 2012 and 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders of

Procyon Corporation and Subsidiaries

We have audited the accompanying consolidated balance sheets of Procyon Corporation and Subsidiaries as of June 30, 2012 and 2011 and the related statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended June 30, 2012. Procyon Corporation and Subsidiaries’ management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purposes of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Procyon Corporation and Subsidiaries as of June 30, 2012 and 2011 and the results of its operations and its cash flows for each of the years in the two-year period ended June 30, 2012, in conformity with accounting principles generally accepted in the United States of America.

FERLITA, WALSH & GONZALEZ, P.A.

Certified Public Accountants

Tampa, Florida

September 15, 2012

PROCYON CORPORATION & SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
June 30, 2012 and 2011

	2012	2011
ASSETS

CURRENT ASSETS
Cash	$907,052	$721,054
Certificate of Deposits, and accrued interest	155,719	155,142
Accounts receivable, less allowance for doubtful
accounts of $1,000.	214,863	311,493
Inventories	194,916	204,733
Prepaid expenses	159,974	147,449
Other Receivable	—	8,762
Deferred tax asset	94,007	140,577
TOTAL CURRENT ASSETS	1,726,531	1,689,210

PROPERTY AND EQUIPMENT, NET	508,605	535,040

OTHER ASSETS
Deposits	792	792
Deferred tax asset	682,625	724,681
	683,417	725,473

TOTAL ASSETS	$2,918,553	$2,949,723

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts Payable	$151,567	$130,453
Accrued Expenses and Other	203,882	146,753
Current Portion of Mortgage Payable	49,017	32,211
TOTAL CURRENT LIABILITIES	404,466	309,417

LONG-TERM LIABILITIES
Mortgage Payable	59,454	314,173
TOTAL LONG TERM LIABILITIES	59,454	314,173

STOCKHOLDERS' EQUITY
Preferred stock, 496,000,000 shares authorized,
none issued	—	—
Series A Cumulative Convertible Preferred stock,
no par value; 4,000,000 shares authorized; 194,100 and
199,100 shares issued and outstanding, respectively	149,950	154,950
Common stock, no par value, 80,000,000 shares authorized;
8,060,388 and 8,055,388 shares issued and outstanding, respectively	4,421,676	4,416,676
Paid-in Capital	6,000	6,000
Accumulated deficit	(2,122,993)	(2,251,493)
TOTAL STOCKHOLDERS' EQUITY	2,454,633	2,326,133

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,918,553	$2,949,723

The accompanying notes are an integral part of these financial statements.

F - 2

PROCYON CORPORATION & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended June 30, 2012 and 2011

	2012	2011

NET SALES	$2,801,255	$2,701,996

COST OF SALES	701,872	596,892

GROSS PROFIT	2,099,383	2,105,104

OPERATING EXPENSES

Salaries and Benefits	983,258	951,169
Selling, General and Administrative	884,759	818,893
	1,868,017	1,770,062

INCOME FROM OPERATIONS	231,366	335,042

OTHER INCOME (EXPENSE)
Interest Income	2,388	3,582
Other Expense	—	(16)
Interest Expense	(16,628)	(27,633)
	(14,240)	(24,067)

INCOME BEFORE INCOME TAXES	217,126	310,975

INCOME TAX (EXPENSE)	(88,626)	(118,079)

NET INCOME	128,500	192,896

Dividend requirements on preferred stock	(19,410)	(19,910)

Basic net income available to common shares	$109,090	$172,986

Basic net income per common share	$0.01	$0.02

Weighted average number of common shares outstanding	8,056,950	8,055,388

Diluted net income per common share	$0.01	$0.02

Weighted average number of common shares outstanding diluted	8,254,488	8,254,488

The accompanying notes are an integral part of these financial statements.

F - 3

PROCYON CORPORATION & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Years Ended June 30, 2012 and 2011

	Preferred Stock		Common Stock		Paid-in
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, June 30, 2010	199,100	$154,950	8,052,388	$4,416,676	$6,000	$(2,444,389)	$2,133,237

Net Income	—	—	—	—	—	192,896	192,896

Balance, June 30, 2011	199,100	$154,950	8,052,388	$4,416,676	$6,000	$(2,251,493)	$2,326,133

Conversion of preferred stock
to common stock	(5,000)	(5,000)	5,000	5,000	—	—	—

Net income	—	—	—	—	—	128,500	128,500

Balance, June 30, 2012	194,100	$149,950	8,057,388	$4,421,676	$6,000	$(2,122,993)	$2,454,633

The accompanying notes are an integral part of these financial statements.

PROCYON CORPORATION & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended 2012 and 2011

	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES

Net Income	$128,500	$192,896
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	33,448	35,738
Deferred Income Taxes	88,626	118,078
Accrued Interest on Certificates of Deposit	(577)	262
Decrease (increase) in:
Accounts Receivable	96,630	(127,363)
Other Receivables	8,762	(8,762)
Inventories	9,817	(16,446)
Prepaid Expenses	(12,525)	(30,634)
Other Assets	—	1,062
Increase (decrease) in:
Accounts Payable	21,114	(54,489)
Accrued Expenses	57,129	18,747
NET CASH PROVIDED BY OPERATING ACTIVITIES	430,924	129,089

CASH FLOW FROM INVESTING ACTIVITIES

Purchase of Certificates of Deposit	—	(101,376)
Purchase of property & equipment	(7,013)	(56,853)
NET CASH USED BY INVESTING ACTIVITIES	(7,013)	(158,229)

CASH FLOW FROM FINANCING ACTIVITIES

Payments on Mortgage Payable	(237,913)	(77,318)
NET CASH USED BY FINANCING ACTIVITIES	(237,913)	(77,318)

NET CHANGE IN CASH	185,998	(106,458)

CASH AT BEGINNING OF PERIOD	721,054	827,512

CASH AT END OF PERIOD	$907,052	$721,054

SUPPLEMENTAL DISCLOSURES

Interest Paid	$17,034	$27,808
Taxes Paid	$—	$—

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

The valuation of accounts receivable is based upon the credit-worthiness of customers as well as historical collection experience. Estimating the credit worthiness of customers and recover ability of customer accounts requires us to exercise considerable judgment. Allowances for doubtful accounts are recorded as a selling, general and administrative expense for estimated amounts expected to be uncollectible from third-party payers and customers. The Company bases its estimates on its historical collection and write-off experience, current trends, credit policy, and on analysis of accounts receivable by aging category. As of June 30, 2012, accounts receivable allowance was $1,000, or approximately less than 1% of gross accounts receivable.

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

Concentration of Credit Risk

The Company maintains its cash at various financial institutions. Through December 31, 2012, all noninterest-bearing transaction accounts are fully insured by the Federal Deposit Insurance Corporation, regardless of the balance of the account, at all insured institutions. At June 30, 2012, our uninsured cash balance was $25,188.

Shipping and Handling Costs

Shipping and handling costs incurred were approximately $71,000 and $60,000 for the years ended June 30, 2012, and 2011, respectively, and were included in selling, general and administrative expenses.

Advertising and Marketing

The company records advertising and marketing expenses in the periods in which they are incurred. During the years ended June 30, 2012 and 2011, approximately $431,000 and $386,000, of advertising and marketing costs were included in selling, general and administrative expenses for each respective year.

Deferred Income Taxes

Deferred income taxes are recognized for the expected tax consequences in future years for differences between the tax bases of assets and liabilities and their financial reporting amounts, based upon exacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. The Company accounts for income taxes under Topic 740 - Income Tax in the Accounting Standards Codification. A valuation allowance is used to reduce deferred tax assets to the net amount expected to be recovered in future periods. The estimates for deferred tax assets and the corresponding valuation allowance require us to exercise complex judgments. We periodically review and adjust those estimates based upon the most current information available. We did not have a valuation allowance as of June 30, 2012. Because the recover ability of deferred tax assets is directly dependent upon future operating results, actual recover ability of deferred tax assets may differ materially from our estimates.

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

Stock Based Compensation

The Company maintains the Procyon Corporation 2009 Stock Option Plan (the "2009 Option Plan"). The 2009 Option Plan was approved by the Company's shareholders on December 8, 2009 and will expire on December 8, 2019.

The 2009 Option Plan provides for the granting of incentive stock options, non-qualified stock options, and stock appreciation rights ("SARs") to eligible officers, directors, employees and consultants of the Company and its subsidiaries. The 2009 Option Plan is administered by the Compensation Committee. The Board of Directors has authorized the issuance of 500,000 shares of common stock to underlie the granting of incentive stock options and 500,000 shares of common stock to underlie the granting of non-qualified stock options and SARs under the 2009 Option Plan. As of June 30, 2012, no stock options or other awards have been granted under the 2009 Option Plan. The 1,000,000 shares of common stock that have been reserved for the 2009 Option Plan have not been registered under the Securities Act of 1933.

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

Additional information with respect to our former 1998 Omnibus Stock Option Plan, which expired in December 2008, is as follows:

Weighted
	Number of	Average
	Shares	Exercise Price

Outstanding at June 30, 2010	65,000	$0.16
Granted	—	—
Exercised	—	—
Expired	65,000	$0.16
Outstanding at June 30, 2011	—
Granted	—	—
Exercised	—	—
Expired	—
Outstanding at June 30, 2011	—	$—
Options exercisable at June 30, 2011	—	$—
Options exercisable at June 30, 2012	—	$—

On June 30, 2012, there were no outstanding options granted under the 2009 Option Plan. During the year ended June 30, 2012, no options were granted.

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

There were no options granted during fiscal years ended June 30, 2012 and 2011. Had there been options issued during the fiscal years ended June 30, 2012 and 2011, the fair value of the options would have been determined using the Black-Scholes option-pricing model, which values options based on the stock price at the grant date, the expected dividend payments, and the risk-free interest rate over the life of the option.

Equity instruments issued to non-employees in exchange for goods, fees and services are accounted for under the fair value-based method of Accounting Standards Codification Topic 718 - Compensation - Stock Compensation (“Topic 718").

Subsequent Events

We have evaluated subsequent events through September 15, 2012, which is the date the financial statements were available to be issued.

NOTE B - INVENTORIES

Inventories consisted of the following:

	June 30, 2012	June 30, 2012

Finished Goods	$71,634	$116,576
Raw Materials	123,282	88,157
	$194,916	$204,733

NOTE C - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

As of June 30, 2012	Owned	Capitalized Leases	Total
Office Equipment	$103,209	$14,031	$117,240
Furniture and Fixtures	20,338		20,338
Software	19,471		19,471
Leasehold improvements	24,949		24,949
Production Equipment	27,131		27,131
Building	474,168		474,168
Land	64,547		64,547
	733,813	14,031	747,844
Less accumulated depreciation	(225,208)	(14,031)	(239,239)
	$508,605	$0	$508,605

As of June 30, 2011	Owned	Capitalized Leases	Total
Office Equipment	$106,821	$14,031	$120,852
Furniture and Fixtures	20,726		20,726
Software	19,471		19,471
Leasehold Improvements	21,612		21,612
Production Equipment	43,131		43,131
Building	474,168		474,168
Land	64,547		64,547
	750,476	14,031	764,507
Less accumulated depreciation	(215,436)	(14,031)	(229,467)
	$535,040	$0	$535,040

NOTE D - RELATED PARTY TRANSACTIONS

Our Chief Executive Officer, Regina W. Anderson, guaranteed a loan to us in the amount of $508,000, issued in connection with our purchase of our office building in July 2006, as well as the $250,000 line of credit.

NOTE E - MORTGAGE PAYABLE

On July 21, 2006, we entered into a mortgage loan, guaranteed by our C.E.O. Regina W. Anderson, for $508,000 with the Bank of America for the purchase of our corporate office building which has a net book value of approximately $474,000. The mortgage loan is due in 10 years and interest is fixed at 6.85%. Interest expense was $16,628 and $27,633 for the fiscal years ended June 30, 2012, and 2011, respectively.

Maturities of long-term debt associated with the mortgage payable are as follows:

Year Ending June 30,
2013	$49,017
2014	52,482
2015	6,972
108,471
Less current portion	49,017
$59,454

NOTE F - LINE OF CREDIT

The Company has a $250,000, due-on-demand line of credit with a financial institution, collateralized by the Company’s inventory of $194,916 and net accounts receivable assets of $214,863. The line of credit is renewable annually in April. The C.E.O. of the Company personally guaranteed the line of credit to the Company. At June 30, 2012, and 2011, respectively the Company owed $0 on the line of credit. Interest expense for the years ended June 30, 2012 and 2011 was $0 for both years. The line of credit extends terms of cash advances at a variable rate set equal to the banks prime rate at the time of advance. The interest rate can fluctuate according to the banks changes in its published prime rate.

NOTE G - COMMITMENTS AND CONTINGENCIES

The Company leases certain equipment under various operating leases expiring through year 2016. Lease expenses for the fiscal years ended June 30, 2012 and 2011 were $11,948 and $9,991, respectively. The minimum lease payments due under the equipment lease agreements for fiscal years ended June 30, are as follows:

2013	$10,612
2014	10,612
2015	10,612
2016	5,306
$37,142

NOTE H - STOCKHOLDERS’ EQUITY

During January 1995, the Company's Board of Directors authorized the issuance of up to 4,000,000 shares of Series A Cumulative Convertible Preferred Stock. The preferred stockholders are entitled to receive, if declared by the board of directors, quarterly dividends at an annual rate of $.10 per share of Series A Cumulative Convertible Preferred Stock per annum. Dividends accrue without interest and are cumulative from the date of issuance of the Series A Cumulative Convertible Preferred Stock and are payable quarterly in arrears in cash or publicly traded common stock when and if declared by the board of directors. As of June 30, 2012, no dividends have been declared. Dividends in arrears on the outstanding preferred shares total $293,101 or approximately $1.51 per share as of June 30, 2012. The preferred stockholders have the right to convert each share of Series A Cumulative Convertible Preferred Stock into one share of the Company's common stock at any time without additional consideration. Each share of Series A Cumulative Convertible Preferred Stock is subject to mandatory conversion into one share of common stock of the Company, effective as of the close of a public offering of the Company's common stock provided, however, that the offering must provide a minimum of $1 million in gross proceeds to the Company and the initial offering price of such common stock must be at least $1 per share. In addition to the rights described above, the holders of the Series A Cumulative Convertible Preferred Stock have voting rights equal to the common stockholders based upon the number of shares of common stock into which the Series A Cumulative Convertible Preferred Stock is convertible. The Company is obligated to reserve an adequate number of shares of its common stock to satisfy the conversion of all of the outstanding Series A Cumulative Convertible Preferred stock.

NOTE I - EARNINGS PER SHARE

As required by Accounting Standards Codification Topic 260 - Earnings per Share (“Topic 260"), the following table sets forth the computation of basic and diluted earnings per share:

	Years Ended June 30,
	2012	2011
Numerator:
Net income	$128,500	$192,896
Adjustment for basic earnings per share:
Dividend requirements on preferred stock	(19,410)	(19,910)
Numerator for basic earnings per share-
Net income available to common
stockholders	$109,090	$172,986
Effect of dilutive securities:
Numerator for diluted earnings per share-
Net income available to common
stockholder	$109,090	$172,986

Denominator:
Denominator for basic earnings per share-
Weighted-average common shares	8,056,950	8,055,388
Effect of dilutive securities:
Stock options	—	—
Weighted-average Dilutive potential common shares	197,538	199,100
Denominator for dilutive earnings per share-
Adjusted weighted-average shares and
assumed conversions	8,254,488	8,254,488

Basic Net Income per share	$0.01	$0.02

Diluted Net Income per share	$0.01	$0.02

NOTE J - INCOME TAXES AND AVAILABLE CARRYFORWARD

As of June 30, 2012, the Company had consolidated income tax net operating loss ("NOL") carryforward for federal income tax purposes of approximately $2,086,000. The NOL will expire in various years ending through the year 2022. The utilization of certain of the loss carryforwards are limited under Section 382 of the Internal Revenue Code. The benefits of the NOL carryforward for the years ended June 30, 2012 and 2011 were $88,626 and $118,079, respectively.

The components of the provision for income taxes (benefits) are attributable to continuing operations as follows:

	2012	2011
Current
Federal	$—	$—
State	—	—
	—	—
Deferred
Federal	$75,672	$100,820
State	12,954	17,259
	$88,626	$118,079

Deferred income taxes reflect the net tax effects of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:

	Current	Non-Current
Deferred tax assets:
NOL and contribution carryforwards	$94,383	$690,721
Allowance for doubtful accounts	(376)	—
	94,007	690,721
Deferred tax (liabilities):
Excess of tax over book depreciation	—	(8,096)
	—	(8,096)
Net deferred tax asset (liability)	$94,007	$682,625

The change in the valuation allowance is as follow:

June 30, 2011	$—
June 30, 2012	—
Decrease in valuation allowance	$—

Management believes it is more likely than not that it will realize the benefit of the NOL carryforward, because of its continuing trend of earnings. Therefore, a valuation allowance is not considered necessary.

Income taxes for the years ended June 30, 2012 and 2011 differ from the amounts computed by applying the effective income tax rates of 37.63%, to income before income taxes as a result of the following:

	2012	2011
Expected provision at US statutory rate	$74,001	$105,731
State income tax net of federal benefit	7,901	11,289
Nondeductibles	4,006	3,858
Change in estimates in available NOL carryforwards	2,718	(2,799)

Income tax expense	$88,626	$118,079

The earliest tax year still subject to examination by taxing jurisdictions is fiscal year June 30, 2009.

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

NOTE L - MAJOR CUSTOMERS

During the year ended June 30, 2012, sales from two customers accounted for approximately 19% and 11% respectively of Amerx’s sales. The loss of either of these customers would have a material adverse effect on our financial condition or the results of our operations. During the year ended June 30, 2011, two customers accounted for 18% and 11% respectively of Amerx’s sales.

NOTE M - RESEARCH AND DEVELOPMENT

Amerx spent approximately $200 in fiscal year end June 30, 2012, and approximately $2,000 in fiscal 2011, respectively, towards research and development efforts. These efforts were directed towards additional studies aimed at expanding existing markets.