Form 10-Q
period 2012-09-30
PROCYON CORP
filed 2012-11-14
CIK 812306

SECURITIES & EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

[x] Quarterly Report Under Section 13 or 15 (d) of
the Securities Exchange Act of 1934

For Quarterly Period Ended September 30, 2012

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

Large accelerated filer ☐	Non-accelerated filer (Do not check if a smaller reporting company) ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐ NO ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common stock, no par value; 8,060,388 shares outstanding as of November 12, 2012.

PART I. - FINANCIAL INFORMATION

Item	Page

ITEM 1. FINANCIAL STATEMENTS	3

Index to Financial Statements

Financial Statements:

Consolidated Balance Sheets	3
Consolidated Statements of Operations	4
Consolidated Statements of Cash Flows	5
Notes to Financial Statements	6

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
11

ITEM 4. CONTROLS AND PROCEDURES	14

PART II. - OTHER INFORMATION

ITEM 6. EXHIBITS	15

SIGNATURES	15

PROCYON CORPORATION & SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
September 30, 2012 and June 30, 2012

	(unaudited)	(audited)
	September 30,	June 30,
	2012	2012
CURRENT ASSETS
Cash	$821,922	$907,052
Certificates of Deposit, plus accrued interest	155,984	155,719
Accounts Receivable, less allowance for doubtful	171,001	214,863
accounts of $1,000.
Inventories	259,770	194,916
Prepaid Expenses	140,234	159,974
Deferred Tax Asset	118,743	94,007
TOTAL CURRENT ASSETS	1,667,654	1,726,531

PROPERTY AND EQUIPMENT, NET	510,346	508,605

OTHER ASSETS
Deposits	792	792
Deferred Tax Asset	671,422	682,625
	672,214	683,417

TOTAL ASSETS	$2,850,214	$2,918,553

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts Payable	$149,483	$151,567
Accrued Expenses	176,837	203,882
Current Portion of Mortgage Payable	49,861	49,017
TOTAL CURRENT LIABILITIES	376,181	404,466

LONG TERM LIABILITIES
Mortgage Payable	46,635	59,454
TOTAL LONG TERM LIABILITIES	46,635	59,454

STOCKHOLDERS' EQUITY
Preferred Stock, 496,000,000 shares	—	—
authorized, none issued.
Series A Cumulative Convertible Preferred Stock,	149,950	149,950
no par value; 4,000,000 shares authorized;
194,100 shares issued and outstanding.
Common Stock, no par value, 80,000,000 shares	4,421,676	4,421,676
authorized; 8,060,388 shares issued and
outstanding.
Paid-in Capital	6,000	6,000
Accumulated Deficit	(2,150,228)	(2,122,993)
TOTAL STOCKHOLDERS' EQUITY	$2,427,398	2,454,633

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,850,214	$2,918,553

The accompanying notes are an integral part of these financial statements.

3

PROCYON CORPORATION & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Three Months Ended September 30, 2012 and 2011
	(unaudited)	(unaudited)
	Three Months	Three Months
	Ended	Ended
	Sep. 30, 2012	Sep. 30, 2011

NET SALES	$608,373	$589,447

COST OF SALES	148,068	127,771

GROSS PROFIT	460,305	461,676

OPERATING EXPENSES
Salaries and Benefits	287,637	232,911
Selling, General and Administrative	212,427	220,124
	500,064	453,035

INCOME (LOSS) FROM OPERATIONS	(39,759)	8,641

OTHER INCOME (EXPENSE)
Interest Expense	(1,741)	(5,336)
Interest Income	731	910
	(1,010)	(4,426)

INCOME (LOSS) BEFORE INCOME TAXES	(40,769)	4,215

INCOME TAX BENEFIT(EXPENSE)	13,533	(5,387)

NET LOSS	(27,236)	(1,172)

Dividend requirements on preferred stock	(4,853)	(4,978)

Basic net loss available to common shares	$(32,089)	$(6,150)

Basic net loss per common share	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	8,060,388	8,055,388

Diluted net loss per common share	$(0.00)	$(0.00)

Weighted average number of common shares outstanding, diluted	8,254,488	8,254,488

The accompanying notes are an integral part of these financial statements.

4

PROCYON CORPORATION & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ending September 30, 2012 and 2011

	(unaudited)	(unaudited)
	September 30,	September 30,
	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES

Net Loss	$(27,236)	$(1,172)
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	7,916	9,152
Deferred Income Taxes	(13,533)	5,387
Accrued Interest on Certificates of Deposit	(265)	(237)
Decrease (increase) in:
Accounts Receivable	43,862	132,017
Other Receivables	—	8,762
Inventory	(64,854)	(97,991)
Prepaid Expenses	19,741	57,903
Increase (decrease) in:
Accounts Payable	(2,084)	10,452
Accrued Expenses	(27,045)	(19,880)
NET CASH (USED) PROVIDED BY OPERATING ACTIVITIES	(63,498)	104,393

CASH FLOW FROM INVESTING ACTIVITIES

Purchase of property & equipment	(9,657)	(1,593)
NET CASH USED BY INVESTING ACTIVITIES	(9,657)	(1,593)

CASH FLOW FROM FINANCING ACTIVITIES

Payments on Mortgage Payable	(11,975)	(58,300)
NET CASH USED BY FINANCING ACTIVITIES	(11,975)	(58,300)

NET CHANGE IN CASH	(85,130)	44,500

CASH AT BEGINNING OF PERIOD	907,052	721,054

CASH AT END OF PERIOD	$821,922	$765,554

SUPPLEMENTAL DISCLOSURES

Interest Paid	$1,761	$5,436
Taxes Paid	$—	$—

The accompanying notes are an integral part of these financial statements.

5

Notes to Financial Statements

NOTE A - SUMMARY OF ACCOUNTING POLICIES

The interim financial statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) have been condensed or omitted as allowed by such rules and regulations. The Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the Company’s audited financial statements dated June 30, 2012. The results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year.

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

On September 30, 2012, there were no outstanding options to purchase shares of our common stock. Therefore, the adoption of Topic 718 does not have a material impact on our statement of operations for period ending September 30, 2012.

The fair value of a stock option is determined using the Black-Scholes option-pricing model, which values options based on the stock price at the grant date, the expected life of the option, the estimated volatility of the stock, the expected dividend payments, and the risk-free interest rate over the life of the option. There were no options granted during the quarters ended September 30, 2012 and 2011.

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

NOTE B - INVENTORIES

Inventories consisted of the following:
	September 30,	June 30,
	2012	2012
Finished Goods	$114,470	$71,634
Raw Materials	$145,300	$123,282
	$259,770	$194,916

NOTE C - STOCKHOLDERS’ EQUITY

During January 1995, the Company's Board of Directors authorized the issuance of up to 4,000,000 shares of Series A Cumulative Convertible Preferred Stock (“Series A Preferred Stock”). The preferred stockholders are entitled to receive, as and if declared by the board of directors, quarterly dividends at an annual rate of $.10 per share of Series A Preferred Stock per annum. Dividends will accrue without interest and will be cumulative from the date of issuance of the Series A Preferred Stock and will be payable quarterly in arrears in cash or publicly traded common stock when and if declared by the Board of Directors. As of September 30, 2012, no dividends have been declared. Dividends in arrears on the outstanding preferred shares total $297,954 as of September 30, 2012.

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

The Board of Directors of the Company approved a plan on December 8, 2007 to repurchase shares of Procyon Corporation's outstanding common stock. The repurchase plan authorizes management to repurchase from time to time up to 10% of the total outstanding shares of common stock as of December 8, 2007, subject to applicable SEC regulations and compliance with the Company's trading window policies. The Board's authorization is based on its belief that Procyon's common stock is underpriced at times given the Company's working capital, liquidity, assets, book value and future prospects. The shares may be repurchased from time to time in the open market, through block purchases or in privately negotiated transactions depending upon market conditions and other factors, in accordance with SEC Rule 10b-18. Procyon has no commitment or obligation to purchase all or any portion of the authorized shares. All shares purchased are canceled and returned to the status of authorized but unissued common stock. The plan does not have an expiration date. As of September 30, 2012, no shares of common stock had been repurchased by the Company pursuant to its repurchase plan.

NOTE D - INCOME TAXES AND AVAILABLE CARRYFORWARD

As of September 30, 2012, the Company had consolidated income tax net operating loss ("NOL") carryforward for federal income tax purposes of approximately $2,122,000. The NOL will expire in various years ending through the year 2022. The utilization of certain of the loss carryforwards are limited under Section 382 of the Internal Revenue Code.

The components of the provision for income tax benefits (expense) attributable to continuing and discontinued operations are as follows:

	Three Months 09/30/2012	Three Months 09/30/2011
Current
Federal	$0	$0
State	0	0
	$0	$0

Deferred
Federal	$11,555	$(4,600)
State	1,978	(787)
	$13,533	$(5,387)

Total Income Tax Benefit (Expense)	$13,533	$(5,387)

Deferred income taxes reflect the net tax effects of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

	Current	Non-Current
Deferred tax assets
NOL and contribution carryforwards	$119,119	$679,414
Allowance for doubtful accounts	(376)	—
	118,743	679,414
Deferred tax (liabilities)
Excess of tax over book depreciation	—	(7,992)
	118,743	671,422

Net deferred tax asset (liability)	$118,743	$671,422

The Change in valuation allowance is as follows:

June 30, 2012	$—
September 30, 2012	$—
Change in valuation allowance	$—

Management believes it is more likely than not that it will realize the benefit of the NOL carryforward, because of its continuing trend of earnings. Therefore, a valuation allowance is not considered necessary.

Income taxes for the periods ended September 30, 2012 and 2011 differ from the amounts computed by applying the effective income tax rates of 37.63%, to income taxes as a result of the following:

	Three Months Sep. 30, 2012	Three Months Sep. 30, 2011
Expected benefit (provision) at US statutory rate	$13,862	$(1,433)
State income tax net of federal benefit (provision)	1,480	(153)
Nondeductible Expense	(989)	(858)
Change in estimates in available NOL carryforwards	(820)	(2,943)
Income Tax Benefit (Expense)	$13,533	$(5,387)

The earliest tax year still subject to examination by a major taxing jurisdiction is fiscal year end June 30, 2010.

The Company made a comprehensive review of its portfolio of uncertain tax positions in accordance with applicable standards of the Financial Accounting Standards Board ("FASB"). In this regard, an uncertain tax position represents the Company's expected treatment of a tax position taken in a filed tax return, or planned to be taken in a future tax return, that has not been reflected in measuring income tax expense for financial reporting purposes. As a result of this review, the Company concluded that at this time there are no uncertain tax positions, and there has been no cumulative effect on retained earnings.

NOTE E - MORTGAGE PAYABLE

On July 21, 2006, we entered into a mortgage loan, guaranteed by our C.E.O. Regina W. Anderson, for $508,000 with the Bank of America for the purchase of our corporate office building which has a net book value of approximately $463,000. The mortgage loan is due in July 2021 with interest fixed at 7.25%. Interest expense was $1,927 for the three months ended September 30, 2012. As of September 21, 2010, the interest rate on the mortgage was adjusted to 6.85% for the remainder of the term of the loan.

Maturities of long-term debt associated with the mortgage payable are as follows:

Year Ending June 30,
9 months 2012	$37,075
2013	52,482
2014 and thereafter	6,939
96,496
Less current portion	49,861
$46,635

NOTE F - LINE OF CREDIT

The Company has a $250,000, due-on-demand line of credit with a financial institution, collateralized by the Company’s inventory of $259,770 and net accounts receivable assets of $171,001. The line of credit is renewable annually in April. The C.E.O. of the Company personally guaranteed the line of credit to the Company. At September 30, 2012, the Company owed $0 on the line of credit. The line of credit extends terms of cash advances at a variable rate set equal to the prime rate at the time of advance. The interest rate can fluctuate according to the changes in its published prime rate.

NOTE G - RELATED PARTY TRANSACTIONS

Our Chief Executive Officer, Regina W. Anderson, guaranteed a loan for the Company in the amount of $508,000, issued in connection with our purchase of our office building in July 2006, as well as the $250,000 line of credit.

NOTE H - SUBSEQUENT EVENTS

We have evaluated subsequent events through November 8, 2012, which is the date the financial statements were available to be issued.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

General

You should read the following discussion and analysis in conjunction with the unaudited Condensed Financial Statements and Notes thereto appearing elsewhere in this report.

This Report on Form 10-Q, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements. When used in this report, the words “may,” “will,” “expect,” “anticipate,” “continue,” “estimate,” “project,” “intend,” “hope,” “believe” and similar expressions, variations of these words or the negative of those words, and, any statement regarding possible or assumed future results of operations of the Company's business, the markets for its products, anticipated expenditures, regulatory developments or competition, or other statements regarding matters that are not historical facts, are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 regarding events, conditions and financial trends including, without limitation, business conditions in the skin and wound care market and the general economy, competitive factors, changes in product mix, production delays, manufacturing capabilities, and other risks or uncertainties detailed in other of the Company's Securities and Exchange Commission filings. Such statements are based on management’s current expectations and are subject to risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, the Company's actual plan of operations, business strategy, operating results and financial position could differ materially from those expressed in, or implied by, such forward-looking statements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company's condensed financial statements have been prepared in accordance with standards of the Public Company Accounting Oversight Board (United States), which require the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosures. A summary of those significant accounting policies can be found in the Notes to the Consolidated Financial Statements included in the Company's annual report on form 10-K, for the year ended June 30, 2012, which was filed with the Securities and Exchange Commission on September 28, 2012. The estimates used by management are based upon the Company's historical experiences combined with management’s understanding of current facts and circumstances. Certain of the Company's accounting policies are considered critical as they are both important to the portrayal of the Company's financial condition and the results of its operations and require significant or complex judgments on the part of management. We believe that the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our financial statements.

Accounts Receivable Allowance

Accounts receivable allowance reflects a reserve that reduces our customer accounts and receivable to the net amount estimated to be collectible. The valuation of accounts receivable is based upon the credit-worthiness of customers and third-party payers as well as historical collection experience. Allowances for doubtful accounts are recorded as a selling, general and administrative expense for estimated amounts expected to be uncollectible from third-party payers and customers. The Company bases its estimates on its historical collection experience, current trends, credit policy and on the analysis of accounts by aging category. At September 30, 2012 our allowance for doubtful accounts totaled $1,000.

Advertising and Marketing

The Company uses several forms of advertising, including sponsorships to agencies who represent the professionals in their respective fields. The Company expenses these sponsorships over the term of the advertising arrangements on a straight line basis. Other forms of advertising used by the Company include professional journal advertisements, distributor catalogs, website and mailing campaigns. These forms of advertising are expensed when incurred.

Deferred Income Taxes

Deferred income taxes are recognized for the expected tax consequences in future years for differences between the tax bases of assets and liabilities and their financial reporting amounts, based upon enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. The Company accounts for income taxes under Topic 740 - Income Tax in the Accounting Standards Codification. A valuation allowance is used to reduce deferred tax assets to the net amount expected to be recovered in future periods. The estimates for deferred tax assets and the corresponding valuation allowance require us to exercise complex judgments. We periodically review and adjust those estimates based upon the most current information available. We did not have a valuation allowance as of September 30, 2012. Because the recoverability of deferred tax assets is directly dependent upon future operating results, actual recoverability of deferred tax assets may differ materially from our estimates.

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

FINANCIAL CONDITION

As of September 30, 2012 the Company's principal sources of liquid assets included cash of $821,922, inventories of $259,770, and net accounts receivable of $171,001. The company also has $155,984 in short term Certificate of Deposits. The Company had net working capital of $1,291,473, and long-term debt of $46,635 at September 30, 2012.

During the three months ended September 30, 2012, cash decreased from $907,052 as of June 30, 2012, to $821,922. Operating activities used cash of $63,498 during the period, consisting primarily of an increase in inventory of $64,854. Cash used by investing activities was $9,657 as compared to cash used of $1,593 for the corresponding period in 2011.

The Company reflected a current deferred tax asset of $118,743, and non-current deferred tax asset of $671,422, at September 30, 2012. Because the recoverability of deferred tax assets is directly dependent upon future operating results, actual recoverability of deferred tax assets may differ materially from our estimates.

RESULTS OF OPERATIONS

Comparison of the three months ended September 30, 2012 and 2011.

Net sales during the quarter ended September 30, 2012, were $608,373, as compared to $589,447 in the quarter ended September 30, 2011, an increase of $18,926, or approximately 3%. We believe that sales for the current three-month period increased when compared to the previous year primarily due to the effects of further growth in our current markets.

Gross profit during the quarter ended September 30, 2012 was $460,305, as compared to $461,676 during the quarter ended September 30, 2011, a decrease of $1,371, or less than 1%. As a percentage of net sales, gross profit was approximately 76% in the quarter ended September 30, 2012, and approximately 78% in the corresponding quarter in 2011. We believe that gross profit declined due to increases in manufacturing, packaging and shipping cost.

Operating expenses during the quarter ended September 30, 2012 were $500,064, consisting of $287,637 in salaries and benefits and $212,427 in selling, general and administrative expenses. This compares to operating expenses during the quarter ended September 30, 2011 of $453,035, consisting of $232,911 in salaries and benefits, and $220,124 in selling, general and administrative expenses. Expenses for the quarter ended September 30, 2012 increased by $47,029, or approximately 10%, compared to the corresponding quarter in 2011. Salary and benefits increased based on the hiring of our VP of Sales as well as other additions to the staff when compared to the corresponding quarter in the previous fiscal year.

Operating profit decreased by $48,400 to a operating loss of $39,759 for the quarter ended September 30, 2012, as compared to a profit of $8,641 in the comparable quarter of the prior year. Net Loss from operations before income taxes was $40,769 during the quarter ended September 30, 2012, as compared to net profit before income taxes of $4,215 during the quarter ended September 30, 2011. We believe that the decrease in net income before income taxes in the three month period was primarily attributable to the increase salaries and benefits and the decrease in gross profit.

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

(b) Changes in Internal Controls Over Financial Reporting

As previously reported, our annual assessment of the internal controls over financial reporting as of June 30, 2012 revealed a deficiency that we consider to be a material weakness: inadequate segregation of duties consistent with control objectives.

During fiscal 2013, the Company will continue to address changes needed to improve segregation of duties consistent with control objectives. However, the simplest course to correct this issue is to grow the company, which will facilitate the hiring of more personnel in operations and, more specifically, the accounting department.

PART II. OTHER INFORMATION

ITEM 5. OTHER INFORMATION

As previously disclosed, effective on June 11, 2012, our operating subsidiary, Amerx Health Care Corporation (“Amerx”), entered into a written Job Offer - Salary and Benefit Statement (the “Written Agreement”) confirming the basic terms of employment offered by Amerx to George Borak and accepted by Mr. Borak. Under the Written Agreement, Mr. Borak has agreed to serve as Amerx’s Vice President - Sales for a base annual salary of $150,000 plus certain incentive and other benefits.

As previously disclosed, on October 9, 2012, our Board of Directors approved Executive Employment Agreements entered into between Procyon Corporation, Amerx and (i) Justice W. Anderson, the President of our operating subsidiary, Amerx, and (ii) James B. Anderson, the Company’s Chief Financial Officer and the Vice President of Operations of Amerx.

Justice W. Anderson’s Executive Employment Agreement, which is effective August 1, 2012, provides for a base annual salary of $210,000 and other benefits, including certain short-term and long-term incentive bonus compensation based upon Amerx achieving certain financial goals for sales and net profit. Mr. Anderson’s Agreement calls for a term of one year, but may be terminated by either party, with or without cause, upon thirty day’s written notice.

James B. Anderson’s Executive Employment Agreement, which is effective September 1, 2012, provides for an annual base salary of $120,000 and other benefits, including short-term and long-term incentive bonus compensation based upon Amerx achieving certain operational and financial goals. Mr. Anderson’s Agreement calls for a term of one year, but may be terminated by either party, with or without cause, upon thirty day’s written notice.

ITEM 6. EXHIBITS

(A) EXHIBITS

31.1	Certification of Regina W. Anderson pursuant to Exchange Act Rule 13a-14(a)/15d-14(a)
31.2	Certification of James B. Anderson pursuant to Exchange Act Rule 13a-14(a)/15d-14(a)
32.1	Certification Pursuant to 18 U.S.C.§1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002
101.1*	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in XBRL (Extensible Business Reporting Language): (I) the Condensed Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) the Notes to Condensed Consolidated Financial Statements

*	Furnished, not filed

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

PROCYON CORPORATION
November 14, 2012	By:/s/ REGINA W. ANDERSON
Date	Regina W. Anderson, Chief Executive Officer