Form 10-Q
period 2012-12-31
PROCYON CORP
filed 2013-02-14
CIK 812306

SECURITIES & EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

[x] Quarterly Report Under Section 13 or 15 (d) of
the Securities Exchange Act of 1934

For Quarterly Period Ended December 31, 2012

[ ] Transition Report Under Section 13 or 18(d) of the Exchange Act

Commission File Number: 0-17449

PROCYON CORPORATION

(Exact Name of Small Business Issuer as specified in its charter)

COLORADO	59-3280822
(State of Incorporation)	(IRS Employer Identification Number)

1300 S. Highland Ave. Clearwater, FL 33756

(Address of Principal Offices)

(727) 447-2998

(Issuer’s Telephone Number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES £ NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

YES ☐ NO ☐

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

YES £ NO £

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common stock, no par value; 8,060,388 shares outstanding as of February 12, 2013.

PART I. - FINANCIAL INFORMATION

PROCYON CORPORATION & SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2012 and June 30, 2012

	(unaudited)	(audited)
	June 30,	December 31,
	2012	2012
ASSETS

CURRENT ASSETS
Cash	$774,061	$907,052
Certificates of Deposit, plus accrued interest	156,245	155,719
Accounts Receivable, less allowance for doubtful	197,592	214,863
accounts of $1,000.
Inventories	316,689	194,916
Prepaid Expenses	147,011	159,974
Deferred Tax Asset	185,355	94,007
TOTAL CURRENT ASSETS	1,776,953	1,726,531

PROPERTY AND EQUIPMENT, NET	502,196	508,605

OTHER ASSETS
Deposits	792	792
Deferred Tax Asset	598,655	682,625
	599,447	683,417

TOTAL ASSETS	$2,878,596	$2,918,553

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts Payable	$195,989	$151,567
Accrued Expenses	163,170	203,882
Current Portion of Mortgage Payable	50,720	49,017
TOTAL CURRENT LIABILITIES	409,879	404,466

LONG TERM LIABILITIES
Mortgage Payable	33,640	59,454
TOTAL LONG TERM LIABILITIES	33,640	59,454

STOCKHOLDERS' EQUITY
Preferred Stock, 496,000,000 shares	—	—
authorized, none issued.
Series A Cumulative Convertible Preferred Stock,	149,950	149,950
no par value; 4,000,000 shares authorized;
194,100 shares issued and outstanding.
Common Stock, no par value, 80,000,000 shares	4,421,676	4,421,676
authorized; 8,060,388 shares issued and
outstanding.
Paid-in Capital	6,000	6,000
Accumulated Deficit	(2,142,549)	(2,122,993)
TOTAL STOCKHOLDERS' EQUITY	$2,435,077	2,454,633

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,878,596	$2,918,553

The accompanying notes are an integral part of these financial statements.

3

PROCYON CORPORATION & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Three and Six Months Ended December 31, 2012 and 2011

	(unaudited)	(unaudited)	(unaudited)	(unaudited)
	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	Dec. 31, 2012	Dec. 31, 2011	Dec. 31, 2012	Dec. 31, 2011

NET SALES	$696,067	$610,158	$1,304,440	$1,199,606

COST OF SALES	172,432	130,610	320,500	258,381

GROSS PROFIT	523,635	479,548	983,940	941,225

OPERATING EXPENSES
Salaries and Benefits	295,747	223,787	583,187	456,698
Selling, General and Administrative	212,903	184,915	425,526	405,039
	508,650	408,702	1,008,713	861,737

INCOME (LOSS) FROM OPERATIONS	14,985	70,846	(24,773)	79,488

OTHER INCOME (EXPENSE)
Interest Expense	(1,596)	(4,235)	(3,337)	(9,571)
Interest Income	444	574	1,174	1,406
	(1,152)	(3,661)	(2,163)	(8,165)

INCOME (LOSS) BEFORE INCOME TAXES	13,833	67,185	(26,936)	71,323

INCOME TAX BENEFIT(EXPENSE)	(6,156)	(25,590)	7,377	(30,977)

NET INCOME (LOSS)	7,677	41,595	(19,559)	40,346

Dividend requirements on preferred stock	(4,853)	(4,978)	(9,705)	(9,955)

Basic net income (loss) available to common shares	$2,824	$36,617	$(29,264)	$30,391

Basic net income (loss) per common share	$0.00	$0.00	$(0.00)	$0.00

Weighted average number of common shares outstanding	8,060,388	8,055,388	8,060,388	8,055,388

Diluted net income (loss) per common share	$0.00	$0.00	$(0.00)	$0.00

Weighted average number of common shares outstanding, diluted	8,254,488	8,254,488	8,254,488	8,254,488

The accompanying notes are an integral part of these financial statements.

PROCYON CORPORATION & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ending December 31, 2012 and 2011

	(unaudited)	(unaudited)
	December 31,	December 31,
	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES

Net Income (Loss)	$(19,559)	$40,346
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	16,066	17,869
Deferred Income Taxes	(7,377)	30,977
Accrued Interest on Certificates of Deposit	(563)	(406)
Decrease (increase) in:
Accounts Receivable	17,310	174,156
Other Receivables	—	8,762
Inventory	(121,773)	(65,040)
Prepaid Expenses	12,963	16,070
Increase (decrease) in:
Accounts Payable	44,422	(17,370)
Accrued Expenses	(40,712)	(24,358)
NET CASH (USED)PROVIDED BY OPERATING ACTIVITIES	(99,223)	181,006

CASH FLOW FROM INVESTING ACTIVITIES

Purchase of property & equipment	(9,657)	(1,593)
NET CASH USED BY INVESTING ACTIVITIES	(9,657)	(1,593)

CASH FLOW FROM FINANCING ACTIVITIES

Payments on Mortgage Payable	(24,111)	(117,309)
NET CASH USED BY FINANCING ACTIVITIES	(24,111)	(117,309)

NET CHANGE IN CASH	(132,991)	62,104

CASH AT BEGINNING OF PERIOD	907,052	721,054

CASH AT END OF PERIOD	$774,061	$783,158

SUPPLEMENTAL DISCLOSURES

Interest Paid	$3,362	$10,164
Taxes Paid	$—	$—

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

On December 31, 2012, there were no outstanding options to purchase shares of our common stock. Therefore, the adoption of Topic 718 does not have a material impact on our statement of operations for period ending December 31, 2012.

The fair value of a stock option is determined using the Black-Scholes option-pricing model, which values options based on the stock price at the grant date, the expected life of the option, the estimated volatility of the stock, the expected dividend payments, and the risk-free interest rate over the life of the option. There were no options granted during the quarters ended December 31, 2012 and 2011.

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

NOTE B - INVENTORIES

Inventories consisted of the following:
	December 31,	June 30,
	2012	2012
Finished Goods	$158,716	$71,634
Raw Materials	$157,973	$123,282
	$316,689	$194,916

NOTE C - STOCKHOLDERS’ EQUITY

During January 1995, the Company's Board of Directors authorized the issuance of up to 4,000,000 shares of Series A Cumulative Convertible Preferred Stock (“Series A Preferred Stock”). The preferred stockholders are entitled to receive, as and if declared by the board of directors, quarterly dividends at an annual rate of $.10 per share of Series A Preferred Stock per annum. Dividends will accrue without interest and will be cumulative from the date of issuance of the Series A Preferred Stock and will be payable quarterly in arrears in cash or publicly traded common stock when and if declared by the Board of Directors. As of December 31, 2012, no dividends have been declared. Dividends in arrears on the outstanding preferred shares total $302,806 as of December 31, 2012.

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

The Board of Directors of the Company approved a plan on December 8, 2007 to repurchase shares of Procyon Corporation's outstanding common stock. The repurchase plan authorizes management to repurchase from time to time up to 10% of the total outstanding shares of common stock as of December 8, 2007, subject to applicable SEC regulations and compliance with the Company's trading window policies. The Board's authorization is based on its belief that Procyon's common stock is underpriced at times given the Company's working capital, liquidity, assets, book value and future prospects. The shares may be repurchased from time to time in the open market, through block purchases or in privately negotiated transactions depending upon market conditions and other factors, in accordance with SEC Rule 10b-18. Procyon has no commitment or obligation to purchase all or any portion of the authorized shares. All shares purchased are canceled and returned to the status of authorized but unissued common stock. The plan does not have an expiration date. As of December 31, 2012, no shares of common stock had been repurchased by the Company pursuant to its repurchase plan.

NOTE D - INCOME TAXES AND AVAILABLE CARRYFORWARD

As of December 31, 2012, the Company had consolidated income tax net operating loss ("NOL") carryforward for federal income tax purposes of approximately $2,103,000. The NOL will expire in various years ending through the year 2022. The utilization of certain of the loss carryforwards are limited under Section 382 of the Internal Revenue Code.

The components of the provision for income tax benefits (expense) attributable to continuing and discontinued operations are as follows:

	Six Months 12/31/2012	Six Months 12/31/2011
Current
Federal	$0	$0
State	0	0
	$0	$0

Deferred
Federal	$(6,299)	$26,449
State	(1,078)	4,528
	$(7,377)	$30,977

Total Income Tax Benefit (Expense)	$(7,377)	$30,977

Deferred income taxes reflect the net tax effects of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

	Current	Non-Current
Deferred tax assets
NOL and contribution carryforwards	$185,731	$605,652
Allowance for doubtful accounts	(376)	—
	185,355	605,652
Deferred tax (liabilities)
Excess of tax over book depreciation	—	(6,997)
	185,355	598,655

Net deferred tax asset (liability)	$185,355	$598,655

The Change in valuation allowance is as follows:

June 30, 2012	$—
December 31, 2012	$—
Change in valuation allowance	$—

Management believes it is more likely than not that it will realize the benefit of the NOL carryforward, because of its continuing trend of earnings. Therefore, a valuation allowance is not considered necessary.

Income taxes for the periods ended December 31, 2012 and 2011 differ from the amounts computed by applying the effective income tax rates of 37.63%, to income taxes as a result of the following:

	Six Months Dec. 31, 2012	Six Months Dec. 31, 2011
Expected benefit (provision) at US statutory rate	$(9,158)	$24,135
State income tax net of federal benefit (provision)	(978)	2,577
Nondeductible Expense	1,938	1,419
Change in estimates in available NOL carryforwards	821	2,846
Income Tax Benefit (Expense)	$(7,377)	$30,977

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

NOTE E - MORTGAGE PAYABLE

On July 21, 2006, we entered into a mortgage loan, guaranteed by our C.E.O. Regina W. Anderson, for $508,000 with the Bank of America for the purchase of our corporate office building which has a net book value of approximately $463,000. The mortgage loan is due in July 2021 with interest fixed at 7.25%. Interest expense was $3,337 for the six months ended December 31, 2012. As of September 21, 2010, the interest rate on the mortgage was adjusted to 6.85% for the remainder of the term of the loan.

Maturities of long-term debt associated with the mortgage payable are as follows:

Year Ending June 30,
6 months 2012	$24,927
2013	52,482
2014 and thereafter	6,951
84,360
Less current portion	50,720
$33,640

NOTE F - LINE OF CREDIT

The Company has a $250,000, due-on-demand line of credit with a financial institution, collateralized by the Company’s inventory of $316,689 and net accounts receivable assets of $197,592. The line of credit is renewable annually in April. Our Chief Executive Officer personally guaranteed the line of credit to the Company. At December 31, 2012, the Company owed $0 on the line of credit. The line of credit extends terms of cash advances at a variable rate set equal to the prime rate at the time of advance. The interest rate can fluctuate according to the changes in its published prime rate.

NOTE G - RELATED PARTY TRANSACTIONS

Our Chief Executive Officer, Regina W. Anderson, guaranteed a loan for the Company in the amount of $508,000, issued in connection with our purchase of our office building in July 2006, as well as the $250,000 line of credit.

NOTE H - SUBSEQUENT EVENTS

On January 15, 2013 the Company paid off the outstanding balance of the Mortgage held on the building. We have evaluated subsequent events through February 8, 2013, which is the date the financial statements were available to be issued.

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

Accounts Receivable Allowance

Accounts receivable allowance reflects a reserve that reduces our customer accounts and receivable to the net amount estimated to be collectible. The valuation of accounts receivable is based upon the credit-worthiness of customers and third-party payers as well as historical collection experience. Allowances for doubtful accounts are recorded as a selling, general and administrative expense for estimated amounts expected to be uncollectible from third-party payers and customers. The Company bases its estimates on its historical collection experience, current trends, credit policy and on the analysis of accounts by aging category. At December 31, 2012 our allowance for doubtful accounts totaled $1,000.

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

Deferred Income Taxes

Deferred income taxes are recognized for the expected tax consequences in future years for differences between the tax bases of assets and liabilities and their financial reporting amounts, based upon enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. The Company accounts for income taxes under Topic 740 - Income Tax in the Accounting Standards Codification. A valuation allowance is used to reduce deferred tax assets to the net amount expected to be recovered in future periods. The estimates for deferred tax assets and the corresponding valuation allowance require us to exercise complex judgments. We periodically review and adjust those estimates based upon the most current information available. We did not have a valuation allowance as of December 31, 2012. Because the recoverability of deferred tax assets is directly dependent upon future operating results, actual recoverability of deferred tax assets may differ materially from our estimates.

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

FINANCIAL CONDITION

As of December 31, 2012 the Company's principal sources of liquid assets included cash of $774,061, inventories of $316,689, and net accounts receivable of $197,592. The company also has $156,245 in short term Certificate of Deposits. The Company had net working capital of $1,367,074, and long-term debt of $33,640 at December 31, 2012.

During the six months ended December 31, 2012, cash decreased from $907,052 as of June 30, 2012, to $774,061. Operating activities used cash of $99,223 during the period, consisting primarily of an increase in inventory of $121,773. Cash used by investing activities was $9,657 as compared to cash used of $1,593 for the corresponding period in 2011.

The Company reflected a current deferred tax asset of $185,355, and non-current deferred tax asset of $598,655, at December 31, 2012. Because the recoverability of deferred tax assets is directly dependent upon future operating results, actual recoverability of deferred tax assets may differ materially from our estimates.

RESULTS OF OPERATIONS

Comparison of the three and six months ended December 31, 2012 and 2011.

Net sales during the quarter ended December 31, 2012, were $696,067, as compared to $610,158 in the quarter ended December 31, 2011, an increase of $85,909, or approximately 14%. We believe that sales for the current three-month period increased when compared to the previous year primarily due to the effects of further growth in our current markets. Net sales during the six months ended December 31, 2012, were $1,304,440, as compared to $1,199,606 in the six months ended December 31, 2011, an increase of $104,834, or approximately 9%. We believe that sales for the current six month period increased when compared to the previous year primarily due to the effects of further growth in our current markets.

Gross profit during the quarter ended December 31, 2012 was $523,635, as compared to $479,548 during the quarter ended December 31, 2011, an increase of $44,087, or 9%. As a percentage of net sales, gross profit was approximately 75% in the quarter ended December 31, 2012, and approximately 79% in the corresponding quarter in 2011. We believe that gross profit percentage declined due to increases in manufacturing, packaging and shipping cost. Gross profit during the six months ended December 31, 2012 was $983,940, as compared to $941,225 during the six months ended December 31, 2011, an increase of $42,715, or 5%. As a percentage of net sales, gross profit was approximately 75% in the six months ended December 31, 2012, and approximately 78% in the corresponding six months in 2011. We believe that gross profit percentage declined due to increases in manufacturing, packaging and shipping cost.

Operating expenses during the quarter ended December 31, 2012 were $508,650, consisting of $295,747 in salaries and benefits and $212,903 in selling, general and administrative expenses. This compares to operating expenses during the quarter ended December 31, 2011 of $408,702, consisting of $223,787 in salaries and benefits, and $184,915 in selling, general and administrative expenses. Expenses for the quarter ended December 31, 2012 increased by $99,948, or approximately 24%, compared to the corresponding quarter in 2011. Operating expenses during the six months December 31, 2012 were $1,008,713, consisting of $583,187 in salaries and benefits and $425,526 in selling, general and administrative expenses. This compares to operating expenses during the six months ended December 31, 2011 of $861,737, consisting of $456,698 in salaries and benefits, and $405,039 in selling, general and administrative expenses. Expenses for the six months ended December 31, 2012 increased by $146,976, or approximately 17%, compared to the corresponding six months in 2011. Salary and benefits increased based on the hiring of our VP of Sales as well as other additions to the staff when compared to the corresponding quarter in the previous fiscal year.

Operating profit decreased by $55,861 to an operating profit of $14,985 for the quarter ended December 31, 2012, as compared to a profit of $70,846 in the comparable quarter of the prior year. Net Profit from operations before income taxes was $13,833 during the quarter ended December 31, 2012, as compared to net profit before income taxes of $67,185 during the quarter ended December 31, 2011. Operating profit decreased by $104,261 to a operating loss of $24,773 for the six months ended December 31, 2012, as compared to a profit of $79,488 in the comparable six months of the prior year. Net Loss from operations before income taxes was $26,936 during the six months ended December 31, 2012, as compared to net profit before income taxes of $71,323 during the six months ended December 31, 2011. We believe that the decrease in net income before income taxes was primarily attributable to the increase in salaries and benefits and the decrease in gross profit.

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

PART II. OTHER INFORMATION

ITEM 5. OTHER INFORMATION

On January 15, 2013 the Company paid off the outstanding balance of the Mortgage held on the building.

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

As previously disclosed, on December 11, 2012, our Board of Directors approved Executive Employment Agreements entered into between Procyon Corporation and Regina W. Anderson, the Chief Executive Officer and Chairman of the Board.

Regina W. Anderson’s Executive Employment Agreement, which is effective November 1, 2012, provides for a base annual salary of $158,000 and other benefits, including certain short-term and long-term incentive bonus compensation based upon the Company achieving certain financial goals for net profit. Ms. Anderson’s Agreement calls for a term of one year, but may be terminated by either party, with or without cause, upon thirty day’s written notice.

We held our annual meeting for fiscal 2013 on Tuesday, December 11, 2012, at 4:00 p.m. EST. The following matters were considered and approved by the shareholders:

The following six directors were elected to hold office for one-year terms or until their successors are elected and qualified:

	Votes For	Votes Against or Withheld	Total Votes
Regina W. Anderson	4,275,390	33,850	4,309,240
James B. Anderson	4,267,497	41,743	4,309,240
Justice W. Anderson	4,272,890	36,350	4,309,240
Michael T. Foley	4,284,997	24,243	4,309,240
Fred W. Suggs	4,284,997	24,243	4,309,240
Chester L. Wallack	4,284,997	24,243	4,309,240

Pursuant to the following vote, the appointment of Ferlita, Walsh & Gonzalez, P.A. as our independent certified public accountants for the 2013 fiscal year, was ratified:

Votes For	Votes Against	Votes Abstaining	Total Votes
5,296,127	1,000	0	5,297,127

ITEM 6. EXHIBITS

(A) EXHIBITS

31.1	Certification of Regina W. Anderson pursuant to Exchange Act Rule 13a-14(a)/15d-14(a)
31.2	Certification of James B. Anderson pursuant to Exchange Act Rule 13a-14(a)/15d-14(a)
32.1	Certification Pursuant to 18 U.S.C.§1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002
101.1*	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in XBRL (Extensible Business Reporting Language): (I) the Condensed Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) the Notes to Condensed Consolidated Financial Statements

*	Furnished, not filed

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

PROCYON CORPORATION
February 14, 2013	By:/s/ REGINA W. ANDERSON
Date	Regina W. Anderson, Chief Executive Officer