Form 10-Q
period 2013-03-31
PROCYON CORP
filed 2013-05-14
CIK 812306

SECURITIES & EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

[x] Quarterly Report Under Section 13 or 15 (d) of
the Securities Exchange Act of 1934

For Quarterly Period Ended March 31, 2013

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer (Do not check if a smaller reporting company)☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐ NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common stock, no par value; 8,060,388 shares outstanding as of February 12, 2013.

PART I. - FINANCIAL INFORMATION

Item	Page

ITEM 1. FINANCIAL STATEMENTS	3

Index to Financial Statements

Financial Statements:

Consolidated Balance Sheets	3
Consolidated Statements of Operations	4
Consolidated Statements of Cash Flows	5
Notes to Financial Statements	6

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
11

ITEM 4. CONTROLS AND PROCEDURES	14

PART II. - OTHER INFORMATION

ITEM 5. OTHER INFORMATION	15

ITEM 6. EXHIBITS	16

SIGNATURES	16

PROCYON CORPORATION & SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
March 31, 2013 and June 30, 2012

ASSETS	(unaudited)	(audited)
	March 31,	June 30,
	2013	2012
CURRENT ASSETS
Cash	$649,934	$907,052
Certificates of Deposit, plus accrued interest	156,424	155,719
Accounts Receivable, less allowance for doubtful	192,601	214,863
accounts of $1,000.
Inventories	284,077	194,916
Prepaid Expenses	173,708	159,974
Deferred Tax Asset	86,799	94,007
TOTAL CURRENT ASSETS	1,543,543	1,726,531

PROPERTY AND EQUIPMENT, NET	496,801	508,605

OTHER ASSETS
Deposits	792	792
Deferred Tax Asset	598,068	682,625
	598,860	683,417

TOTAL ASSETS	$2,639,204	$2,918,553

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts Payable	$110,793	$151,567
Accrued Expenses	166,589	203,882
Current Portion of Mortgage Payable	—	49,017
TOTAL CURRENT LIABILITIES	277,382	404,466

LONG TERM LIABILITIES
Mortgage Payable	—	59,454
TOTAL LONG TERM LIABILITIES	—	59,454

STOCKHOLDERS' EQUITY
Preferred Stock, 496,000,000 shares	—	—
authorized, none issued.
Series A Cumulative Convertible Preferred Stock,	149,950	149,950
no par value; 4,000,000 shares authorized;
194,100 shares issued and outstanding.
Common Stock, no par value, 80,000,000 shares	4,421,676	4,421,676
authorized; 8,060,388 shares issued and
outstanding.
Paid-in Capital	6,000	6,000
Accumulated Deficit	(2,215,804)	(2,122,993)
TOTAL STOCKHOLDERS' EQUITY	$2,361,822	2,454,633

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,639,204	$2,918,553

The accompanying notes are an integral part of these financial statements.

3

PROCYON CORPORATION & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Three and Nine Months Ended March 31, 2013 and 2012

	(unaudited)	(unaudited)	(unaudited)	(unaudited)
	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	Mar. 31, 2013	Mar. 31, 2012	Mar. 31, 2013	Mar. 31, 2012

NET SALES	$686,727	$821,567	$1,991,167	$2,021,173

COST OF SALES	166,115	189,766	486,615	448,147

GROSS PROFIT	520,612	631,801	1,504,552	1,573,026

OPERATING EXPENSES
Salaries and Benefits	289,996	259,618	873,182	716,316
Selling, General and Administrative	205,523	218,221	631,050	623,261
	495,519	477,839	1,504,232	1,339,577

INCOME FROM OPERATIONS	25,093	153,962	320	233,449

OTHER INCOME (EXPENSE)
Interest Expense	(241)	(4,234)	(3,578)	(13,805)
Interest Income	1,036	591	2,210	1,997
	795	(3,643)	(1,368)	(11,808)

INCOME (LOSS) BEFORE INCOME TAXES	25,888	150,319	(1,048)	221,641

INCOME TAX EXPENSE	(99,142)	(57,783)	(91,765)	(88,760)

NET INCOME (LOSS)	(73,254)	92,536	(92,813)	132,881

Dividend requirements on preferred stock	(4,853)	2,898	(14,558)	(7,058)

Basic net income (loss) available to common shares	$(78,107)	$95,434	$(107,371)	$125,823

Basic net income (loss) per common share	$(0.01)	$0.01	$(0.01)	$0.02

Weighted average number of common shares outstanding	8,060,388	8,056,406	8,060,388	8,055,775

Diluted net income (loss) per common share	$(0.01)	$0.01	$(0.01)	$0.02

Weighted average number of common shares outstanding, diluted	8,254,488	8,254,488	8,254,488	8,254,488

The accompanying notes are an integral part of these financial statements.

4

PROCYON CORPORATION & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ending March 31, 2013 and 2012

	(unaudited)	(unaudited)
	March 31,	March 31,
	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES

Net Income (Loss)	$(92,813)	$132,881
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	24,274	25,725
Deferred Income Taxes	91,765	88,760
Accrued Interest on Certificates of Deposit	(705)	(508)
Decrease (increase) in:
Accounts Receivable	22,264	26,035
Other Receivables	—	8,762
Inventory	(89,161)	(28,142)
Prepaid Expenses	(13,734)	(24,941)
Increase (decrease) in:
Accounts Payable	(40,774)	(37,527)
Accrued Expenses	(37,293)	1,946
NET CASH (USED) PROVIDED BY OPERATING ACTIVITIES	(136,177)	192,991

CASH FLOW FROM INVESTING ACTIVITIES

Purchase of property & equipment	(12,470)	(1,593)
NET CASH USED BY INVESTING ACTIVITIES	(12,470)	(1,593)

CASH FLOW FROM FINANCING ACTIVITIES

Payments on Mortgage Payable	(108,471)	(177,134)
NET CASH USED BY FINANCING ACTIVITIES	(108,471)	(177,134)

NET CHANGE IN CASH	(257,118)	14,264

CASH AT BEGINNING OF PERIOD	907,052	721,054

CASH AT END OF PERIOD	$649,934	$735,318

SUPPLEMENTAL DISCLOSURES

Interest Paid	$3,764	$14,076
Taxes Paid	$—	$—

The accompanying notes are an integral part of these financial statements.

5

PROCYON CORPORATION

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

On March 31, 2013, there were no outstanding options to purchase shares of our common stock. Therefore, the adoption of Topic 718 does not have a material impact on our statement of operations for period ending March 31, 2013.

The fair value of a stock option is determined using the Black-Scholes option-pricing model, which values options based on the stock price at the grant date, the expected life of the option, the estimated volatility of the stock, the expected dividend payments, and the risk-free interest rate over the life of the option. There were no options granted during the quarters ended March 31, 2013 and 2012.

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

PROCYON CORPORATION

Notes to Financial Statements

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

NOTE B - INVENTORIES

Inventories consisted of the following:
	March 31,	June 30,
	2013	2012
Finished Goods	$169,165	$71,634
Raw Materials	$114,912	$123,282
	$284,077	$194,916

NOTE C - STOCKHOLDERS’ EQUITY

During January 1995, the Company's Board of Directors authorized the issuance of up to 4,000,000 shares of Series A Cumulative Convertible Preferred Stock (“Series A Preferred Stock”). The preferred stockholders are entitled to receive, as and if declared by the board of directors, quarterly dividends at an annual rate of $.10 per share of Series A Preferred Stock per annum. Dividends will accrue without interest and will be cumulative from the date of issuance of the Series A Preferred Stock and will be payable quarterly in arrears in cash or publicly traded common stock when and if declared by the Board of Directors. As of March 31, 2013, no dividends have been declared. Dividends in arrears on the outstanding preferred shares total $307,659 as of March 31, 2013.

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

The Board of Directors of the Company approved a plan on December 8, 2007 to repurchase shares of Procyon Corporation's outstanding common stock. The repurchase plan authorizes management to repurchase from time to time up to 10% of the total outstanding shares of common stock as of December 8, 2007, subject to applicable SEC regulations and compliance with the Company's trading window policies. The Board's authorization is based on its belief that Procyon's common stock is underpriced at times given the Company's working capital, liquidity, assets, book value and future prospects. The shares may be repurchased from time to time in the open market, through block purchases or in privately negotiated transactions depending upon market conditions and other factors, in accordance with SEC Rule 10b-18. Procyon has no commitment or obligation to purchase all or any portion of the authorized shares. All shares purchased are canceled and returned to the status of authorized but unissued common stock. The plan does not have an expiration date. As of March 31, 2013, no shares of common stock had been repurchased by the Company pursuant to its repurchase plan.

PROCYON CORPORATION

Notes to Financial Statements

NOTE D - INCOME TAXES AND AVAILABLE CARRYFORWARD

As of March 31, 2013, the Company had consolidated income tax net operating loss ("NOL") carryforward for federal income tax purposes of approximately $1,805,000. The NOL will expire in various years ending through the year 2022. The utilization of certain of the loss carryforwards are limited under Section 382 of the Internal Revenue Code.

The components of the provision for income tax benefits (expense) attributable to continuing and discontinued operations are as follows:

	Nine Months 03/31/2013	Nine Months 03/31/2012
Current
Federal	$0	$0
State	0	0
	$0	$0

Deferred
Federal	$78,352	$75,787
State	13,413	12,973
	$91,765	$88,760

Total Income Tax Benefit (Expense)	$91,765	$88,760

PROCYON CORPORATION

Notes to Financial Statements

Deferred income taxes reflect the net tax effects of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

	Current	Non-Current
Deferred tax assets
NOL and contribution carryforwards	$75,461	$604,028
PTO Accounts	$11,714
Allowance for doubtful accounts	(376)	—
	86,799	604,028
Deferred tax (liabilities)
Excess of tax over book depreciation	—	(5,960)
	86,799	598,068

Net deferred tax asset (liability)	$86,799	$598,068

The Change in valuation allowance is as follows:

June 30, 2012	$—
March 31, 2013	$—
Change in valuation allowance	$—

Management believes it is more likely than not that it will realize the benefit of the NOL carryforward, because of its continuing trend of earnings. Therefore, a valuation allowance is not considered necessary.

Income taxes for the periods ended March 31, 2013 and 2012 differ from the amounts computed by applying the effective income tax rates of 37.63%, to income taxes as a result of the following:

	Nine Months Mar. 31, 2013	Nine Months Mar. 31, 2012
Expected benefit (provision) at US statutory rate	$(356)	$75,638
State income tax net of federal benefit (provision)	(38)	8,075
Nondeductible Expense	3,144	2,328
Change in estimates in available NOL carryforwards	89,015	2,719
Income Tax Benefit (Expense)	$91,765	$88,760

The earliest tax year still subject to examination by a major taxing jurisdiction is fiscal year end June 30, 2010.

PROCYON CORPORATION

Notes to Financial Statements

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

NOTE E - MORTGAGE PAYABLE

On July 21, 2006, we entered into a mortgage loan, guaranteed by our Chief Executive Officer Regina W. Anderson, for $508,000 with the Bank of America for the purchase of our corporate office building which has a net book value of approximately $463,000. The mortgage interest was originally fixed at 7.25%. Interest expense was $3,578 for the nine months ended March 31, 2013. As of September 21, 2010, the interest rate on the mortgage was adjusted to 6.85% for the remainder of the term of the loan. On January 15, 2013 the Company paid off the outstanding balance of the mortgage loan held on the building.

NOTE F - LINE OF CREDIT

The Company has a $250,000, due-on-demand line of credit with a financial institution, collateralized by the Company’s inventory of $284,077 and net accounts receivable assets of $192,601. The line of credit is renewable annually in April. Our Chief Executive Officer personally guaranteed the line of credit to the Company. At March 31, 2013, the Company owed $0 on the line of credit. The line of credit extends terms of cash advances at a variable rate set equal to the prime rate at the time of advance. The interest rate can fluctuate according to the changes in its published prime rate.

NOTE G - RELATED PARTY TRANSACTIONS

Our Chief Executive Officer, Regina W. Anderson, guaranteed a mortgage loan for the Company in the amount of $508,000, issued in connection with our purchase of our office building in July 2006, as well as the $250,000 line of credit. The underlying mortgage loan was fully paid on January 15, 2013. Accordingly, the guarantee was extinguished. The guarantee of the line of credit remains in effect.

NOTE H - SUBSEQUENT EVENTS

We have evaluated subsequent events through May 10, 2013, which is the date the financial statements were available to be issued.

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

Accounts Receivable Allowance

Accounts receivable allowance reflects a reserve that reduces our customer accounts and receivable to the net amount estimated to be collectible. The valuation of accounts receivable is based upon the credit-worthiness of customers and third-party payers as well as historical collection experience. Allowances for doubtful accounts are recorded as a selling, general and administrative expense for estimated amounts expected to be uncollectible from third-party payers and customers. The Company bases its estimates on its historical collection experience, current trends, credit policy and on the analysis of accounts by aging category. At March 31, 2013 our allowance for doubtful accounts totaled $1,000.

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

Deferred Income Taxes

Deferred income taxes are recognized for the expected tax consequences in future years for differences between the tax bases of assets and liabilities and their financial reporting amounts, based upon enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. The Company accounts for income taxes under Topic 740 - Income Tax in the Accounting Standards Codification. A valuation allowance is used to reduce deferred tax assets to the net amount expected to be recovered in future periods. The estimates for deferred tax assets and the corresponding valuation allowance require us to exercise complex judgments. We periodically review and adjust those estimates based upon the most current information available. We did not have a valuation allowance as of March 31, 2013. Because the recoverability of deferred tax assets is directly dependent upon future operating results, actual recoverability of deferred tax assets may differ materially from our estimates.

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

FINANCIAL CONDITION

As of March 31, 2013 the Company's principal sources of liquid assets included cash of $649,934, inventories of $284,077, and net accounts receivable of $192,601. The company also has $156,424 in short term Certificate of Deposits. The Company had net working capital of $1,266,161, and no long-term debt at March 31, 2013.

During the nine months ended March 31, 2013, cash decreased from $907,052 as of June 30, 2012, to $649,934. Operating activities used cash of $136,177 during the period, consisting primarily of an increase in inventory of $89,161. Cash used by investing activities was $12,470 as compared to cash used of $1,593 for the corresponding period in 2012.

The Company reflected a current deferred tax asset of $86,799, and non-current deferred tax asset of $598,068, at March 31, 2013. Because the recoverability of deferred tax assets is directly dependent upon future operating results, actual recoverability of deferred tax assets may differ materially from our estimates.

RESULTS OF OPERATIONS

Comparison of the three and nine months ended March 31, 2013 and 2012.

Net sales during the quarter ended March 31, 2013, were $686,727, as compared to $821,567 in the quarter ended March 31, 2012, a decrease of $134,840, or approximately 16%. We believe that sales for the current three-month period decreased when compared to the previous year primarily due to restructuring of purchase policies with our major distributors. Net sales during the nine months ended March 31, 2013, were $1,991,167, as compared to $2,021,173 in the nine months ended March 31, 2012, a decrease of $30,006, or approximately 1%. We believe that sales for the current nine month period decreased when compared to the previous year primarily due to the restructuring of purchase policies with our major distributors.

Gross profit during the quarter ended March 31, 2013 was $520,612, as compared to $631,801 during the quarter ended March 31, 2012, a decrease of $111,189, or 18%. As a percentage of net sales, gross profit was approximately 76% in the quarter ended March 31, 2013, and approximately 77% in the corresponding quarter in 2012. We believe that gross profit percentage declined due to increases in manufacturing, packaging and shipping cost. Gross profit during the nine months ended March 31, 2013 was $1,504,552, as compared to $1,573,026 during the nine months ended March 31, 2013, a decrease of $68,474, or 4%. As a percentage of net sales, gross profit was approximately 76% in the nine months ended March 31, 2013, and approximately 78% in the corresponding nine months in 2012. We believe that gross profit percentage declined due to increases in manufacturing, packaging and shipping cost.

Operating expenses during the quarter ended March 31, 2013 were $495,519, consisting of $289,996 in salaries and benefits and $205,523 in selling, general and administrative expenses. This compares to operating expenses during the quarter ended March 31, 2012 of $477,839, consisting of $259,618 in salaries and benefits, and $218,221 in selling, general and administrative expenses. Expenses for the quarter ended March 31, 2013 increased by $17,680, or approximately 4%, compared to the corresponding quarter in 2012. Operating expenses during the nine months March 31, 2013 were $1,504,232, consisting of $873,182 in salaries and benefits and $631,050 in selling, general and administrative expenses. This compares to operating expenses during the nine months ended March 31, 2012 of $1,339,577, consisting of $716,316 in salaries and benefits, and $623,261 in selling, general and administrative expenses. Expenses for the nine months ended March 31, 2013 increased by $164,655, or approximately 12%, compared to the corresponding nine months in 2012. Salary and benefits increased based on the hiring of our VP of Sales as well as other additions to the staff when compared to the corresponding quarter in the previous fiscal year.

Operating profit decreased by $128,869 to an operating profit of $25,093 for the quarter ended March 31, 2013, as compared to a profit of $153,962 in the comparable quarter of the prior year. Net Profit from operations before income taxes was $25,888 during the quarter ended March 31, 2013, as compared to net profit before income taxes of $150,319 during the quarter ended March 31, 2012. Operating profit decreased by $233,129 to a operating profit of $320 for the nine months ended March 31, 2013, as compared to a profit of $233,449 in the comparable nine months of the prior year. Net Loss from operations before income taxes was $1,048 during the nine months ended March 31, 2013, as compared to net profit before income taxes of $221,641 during the nine months ended March 31, 2012. We believe that the decrease in net income before income taxes was primarily attributable to the decrease in sales from the purchase policy restructuring. Net income decreased secondarily to an increase in salaries and benefits and the decrease in gross profit.

Deferred tax expense increased primarily from the change in operating loss carryforward expiring in the current year.

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

During fiscal 2013, the Company will continue to address changes needed to improve segregation of duties consistent with control objectives. We have added staff to grow sales. Increased sales will enable us to add support staff, specifically in the accounting and shipping departments. A secondary affect of adding more staff will address needed improvements in segregation of duties consistent with control objectives.

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

PROCYON CORPORATION
May 14, 2013	By:/s/ REGINA W. ANDERSON
Date	Regina W. Anderson, Chief Executive Officer