Form 10-K
period 2013-06-30
PROCYON CORP
filed 2013-09-30
CIK 812306

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[x]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2013

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

[  ] Yes [ x ] No

Indicate by checkmark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,”“accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the 3,726,188 shares of Common Stock held by non-affiliates was $335,357 on June 20, 2013 based on the average bid and asked price of $.09 on such date.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

As of September 17, 2013, there were 8,060,388 shares of the issuers Common Stock outstanding.

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

Procyon, a Colorado corporation, was incorporated on March 19, 1987, and was deemed a development stage company until May 1996, when we acquired Amerx, a corporation based in Clearwater, Florida, which was wholly owned by John C. Anderson, our deceased Chief Executive Officer. Amerx develops and markets proprietary medical products used in the treatment of pressure ulcers, dermatitis, inflammation and other skin problems. We formed Sirius Medical Supply, Inc. (“Sirius”), a Florida corporation, in 2000, to operate as a full service mail order medical supply company selling primarily to Medicare customers. Amerx and Sirius are wholly owned subsidiaries of Procyon. Historically, Amerx’s products are sold through distributors to healthcare institutions, such as physicians, nursing homes and home health care agencies and to retailers, including national and regional chain stores and pharmacies; while Sirius’ products were sold directly to Medicare and Medicaid patients. As previously reported, effective July 31, 2009 we sold substantially all of the assets of Sirius to a third-party, such that, as of July 31, 2009, Sirius no longer has any material operations. Management is considering various options for the future direction of Sirius.

Products

Amerx Health Care Corp.

Amerx sells a proprietary line of advanced skin and wound care products made with Oakin®, proven to promote healing in wound and problematic skin conditions, including the AmeriGel® Hydrogel Wound Dressing, AmeriGel® Hydrogel Saturated Gauze Dressing, Amerigel® Premium Care Lotion, Amerigel® Preventive Barrier Lotion, Amerigel® Wound Wash, and the AmeriGel® Post Op Surgical Kit. The AmeriGel® Hydrogel Wound Dressing and AmeriGel® Hydrogel Saturated Gauze Dressing are formulated to be used as a wound dressing to manage stages I-IV pressure ulcers, stasis ulcers, diabetic skin ulcers, post-surgical incisions, cuts, abrasions, first and second degree burns and skin irritations. The Amerigel® Premium Care Lotion is a therapeutic skin conditioner containing emollients which restore moisture to fragile skin and alleviate problematic skin conditions. The Amerigel® Barrier Lotion provides barrier protection to shield the skin from excess moisture and reduce harmful effects to the skin from friction and chafing. The Amerigel® Wound Wash is a sterile solution used for wound cleansing.

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

Amerx spent approximately $2,170 towards research and development efforts over the past fiscal year. These efforts were directed towards additional studies aimed at expanding existing markets and potential new products.

Each Amerx product is based on proprietary formulations which we protect as trade secret information and with registered trademarks. Each product is also registered with the Food and Drug Administration and receives a National Drug Code.

Amerx’s sales decreased by 2% during the year ended June 30, 2013 (“fiscal 2013"). In fiscal 2013, Amerx made progress in sales distributed across its entire product line through its marketing focus on the benefits of its proprietary ingredient, Oakin®, contained in its products. The Amerigel® product line continues to gain acceptance within the health care community. Amerx launched one new website in fiscal 2013, and completely redesigned it’s previous two websites. The sites can be viewed at www.amerigel.com, www.amerxhc.com, and www.amerxstore.com. These websites provide viewer-focused information about Amerx’s products to consumers (amerigel.com) and health care providers (amerxhc.com). Amerxstore.com is equipped to handle direct sales to the public.

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

In fiscal 2013, Amerx generated all of our net sales of approximately $2,750,000.

Significant Customers

During fiscal 2013, sales from one customer accounted for approximately 18% of Amerx’s sales. The loss of this customer could materially and adversely affect our financial condition and the results of our operations. The Company has been able to maintain relationships with its distributors and has been able to establish relationships with new distributors each year.

Manufacturing

During fiscal 2013, the majority of manufacturing of Amerx’s products was completed by a non-affiliated manufacturing facility. This company has also performed research and development for Amerx in the past and we expect that it will perform research and development activities for Amerx in the future on an as needed basis. Amerx does not have a written contract with this manufacturer and there are no minimum purchase requirements. In fiscal 2013, Amerx used a second facility based in Statesville, NC, to manufacture the AmeriGel® Wound Wash. Amerx believes there are additional companies that could manufacture Amerx’s products according to its specifications, if necessary. The Company’s manufacturing and packaging activities are performed at a production facility owned and operated by a non-affiliated pharmaceutical manufacturer. The sudden loss or failure of our primary manufacturer could significantly impair Amerx’s ability to fulfill customer orders on a short-term basis and therefore, could materially and adversely affect the Company’s operations. However, we have maintained a long-term relationship with this manufacturer and do not expect any interruption in its production of Amerigel® products in the near term.

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

Order Placement and Backlog

There was no material backlog in orders placed in fiscal 2013 year.

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

Employees

As of September 1, 2013, the Company and its subsidiary employ a total of 13 full time employees consisting of 5 management employees, 4 sales-related employees and 4 administrative employees. One employee works under Procyon, twelve employees work under the Amerx subsidiary.

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

Fiscal 2013	HIGH	LOW
First Quarter	$.25	$.18
Second Quarter	$.20	$.12
Third Quarter	$.24	$.03
Fourth Quarter	$.24	$.09

Fiscal 2012
First Quarter	$.23	$.16
Second Quarter	$.23	$.10
Third Quarter	$.29	$.12
Fourth Quarter	$.21	$.14

As of September 15, 2013, there were approximately 130 record holders of the Company’s Common Stock. On September 13, 2013, the closing bid price of the Company’s common stock was $.09 and the closing ask price was $.09. On July 20, 2013, the last date on which a sale occurred, the last reported sale price was $.09.

Holders of Common Stock are entitled to receive such dividends if declared by the Company’s Board of Directors. We have not declared any dividends on our Common Stock and have no current plans to declare a dividend in the immediate future.

Holders of the Series A Cumulative Convertible Preferred Stock (the “Preferred Stock”) are entitled to receive, if declared by the Board of Directors, quarterly dividends at an annual rate of $.10 per share. Dividends accrue without interest, from the date of issuance, and are payable in arrears in cash or common stock, when and if declared by the Board of Directors. No dividends had been declared or paid at June 30, 2013, and dividends, if ever declared, in arrears at such date total $312,511.

Holders of the Preferred Stock have the right to convert their shares of Preferred Stock into an equal number of shares of Common Stock of the Company. In addition, every holder of preferred stock is entitled to that number of votes equal to the number of shares of common stock into which the preferred stock is convertible. Such preferred shares will automatically convert into one share of Common Stock at the close of a public offering of Common Stock by the Company provided the Company receives gross proceeds of at least $1,000,000, and the initial offering price of the Common Stock sold in such offering is equal to or in excess of $1 per share. During fiscal 2013, no holders of shares of Preferred Stock voluntarily converted their Preferred shares into shares of Common Stock.

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

Equity Compensation Plan Information

The following table contains information regarding Procyon’s equity compensation plans as of June 30, 2013. The Company maintains one equity compensation plan, Procyon Corporation 2009 Stock Option Plan (the "2009 Option Plan"), which was approved by our shareholders in December 2009. However, no stock options have been issued under the 2009 Option Plan. Our 1998 Omnibus Stock Option plan (the “1998 Option Plan”) expired by its own terms in December 2008. No additional options may be issued under the 1998 Option Plan, and none remain outstanding.

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

Our business in general is subject to certain risks including but not limited to the following:

-	we may not be able to produce or obtain, or may have to obtain at excessive prices, the raw materials and finished goods we need;
-	we may not be able to use any tax loss carryforwards before they expire;
-	the vendors on whom we rely for manufacturing certain products may go out of business, fail to meet demand or provide shipments on an untimely basis;
-	competitive pressures may require us to lower our prices on certain products, thereby adversely affecting operational results;
-	we may not be able to obtain, or obtain at uneconomic expense and protracted time, the regulatory approval of new products;
-	consumers or distributors may not favorably receive our new or existing products;
-	we may not be able to obtain adequate financing to fund our operations or expansion;
-	a relatively small group of products may represent a significant portion of our net revenues or net earnings from time to time; if the volume or pricing of any of these products declines, it could have a material adverse effect on our business, financial position and results of operations;
-	we could experience reduced revenues and profits if Medicare or other government programs change, delay or deny reimbursement claims;
-	the loss of senior management or other key personnel, or our inability to attract and retain additional senior management or other key personnel, could adversely affect our ability to execute our business plan;
-	we could become subject to new unanticipated governmental regulations or fail to comply with regulations applicable to our products, which could materially and adversely affect our business, financial position and results of operations; and
-	legislative or regulatory programs that may influence prices of prescription drugs could have a material adverse effect on our business;
-	the demand for our products may decrease because of various factors, such as adverse business conditions and a sluggish U.S. economy;
-	we may experience an increase in the number and magnitude of delinquent or uncollectible customer accounts during periods of economic downturn.

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

Deferred Income Taxes

Deferred income taxes are recognized for the expected tax consequences in future years for differences between the tax bases of assets and liabilities and their financial reporting amounts, based upon exacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. The Company accounts for income taxes under Topic 740 - Income Tax in the Accounting Standards Codification. A valuation allowance is used to reduce deferred tax assets to the net amount expected to be recovered in future periods. The estimates for deferred tax assets and the corresponding valuation allowance require us to exercise complex judgments. We periodically review and adjust those estimates based upon the most current information available. We did not have a valuation allowance as of June 30, 2013. Because the recoverability of deferred tax assets is directly dependent upon future operating results, actual recoverability of deferred tax assets may differ materially from our estimates.

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

Future Expectations

Amerx expects to further penetrate the health care market through its participation in industry trade shows, advertisements in trade journals, development of additional distributor relationships and by opening new geographical territories (including international markets). Amerx management seeks to develop additional markets as the Amerigel product line gains broader acceptance in markets involved in advanced wound and skin care. Amerx management also seeks to develop new products to be released in fiscal 2014.

Results of Operations

Comparison of Fiscal 2013 and 2012.

During fiscal 2013 and 2012, our results of operations related solely to the operations of Amerx. Net sales during fiscal 2013 were approximately $2,750,000 as compared to approximately $2,801,000 in fiscal 2012, a decrease of approximately $51,000, or 2%. Amerx hopes to capture more of the health care market in fiscal 2014, as well as increase the penetration of new markets including government contracts and international markets.

Cost of sales decreased to approximately $701,000 in fiscal 2013, as compared to approximately $702,000 in fiscal 2012, or less then 1%. Cost of sales in fiscal 2013, as a percentage of net sales, remained constant at 25%.

Gross profit decreased to approximately $2,049,000 during fiscal 2013, as compared to approximately $2,099,000 during fiscal 2012, a decrease of about $50,000, or 2%. As a percentage of net sales, gross profit was 75% in fiscal 2013, as compared to 75% in fiscal 2012.

Operating expenses during fiscal 2013 were approximately $2,061,000, consisting of approximately $1,172,000 in salaries and benefits and $889,000 in selling, general and administrative expenses. Operating expenses in fiscal 2012 were approximately $1,868,000 and consisted of approximately $983,000 in salaries and benefits and approximately $885,000 in selling, general and administrative expenses. This represents an increase in expenses of approximately $193,000 in fiscal 2013 over the operating expenses in fiscal 2012. Approximately $188,000 of the increase comes from increases in Salaries and Benefits. The majority of the increases in Salaries and benefits in fiscal 2013 comes from the Company’s expansion of the sales dept including the hire of a Vice President of Sales, George Borak. As a percentage of net sales, operating expenses during fiscal 2013 increased to 75% as compared to 67% during fiscal 2012, as net sales decreased approximately $51,000 for the year on an approximately $193,000 increase in expenses.

Income from operations decreased to a loss of approximately $13,000 in 2013, as compared to approximately $217,000 profit in fiscal 2012. Net loss (after dividend requirements for Preferred Shares) was approximately $124,000 during fiscal 2013, compared to a net income of approximately $109,000 during fiscal 2012. The Company also recorded approximately $92,000 of income tax expense in arriving at net income available to common shares in fiscal 2013.

As of June 30, 2013, the Company had deferred tax asset of $685,043, consisting primarily of the tax benefit of net operating loss carryforward. Management believes it is more likely than not that it will realize the benefit of the NOL carryforward, because of its continuing trend of earnings. Therefore, a valuation allowance is not considered necessary.

Liquidity and Capital Resources

Historically, we have financed our operations through revenues from operations. As of June 30, 2013, our principal sources of liquidity included inventories of approximately $213,000, net accounts receivable of approximately $194,000, cash of approximately $773,000, and certificates of deposit of approximately $156,000. We had working capital of approximately $1,270,000 at June 30, 2013.

Operating activities used cash of approximately $13,000 during fiscal 2013, and provided approximately $430,000 during fiscal 2012, consisting primarily of net income/loss of approximately $104,000 in fiscal 2013 and $129,000 in fiscal 2012. Cash used by investing activities during fiscal 2013 was approximately $12,000 as compared to cash used in fiscal 2012 of approximately $7,000, respectively. Cash used by financing activities during fiscal 2013 was approximately $108,000, and $238,000 during fiscal 2012.

During fiscal 2013, no holders of shares of Preferred Stock converted their shares to Common Stock.

Commitments of Capital Expenditures

At June 30, 2013, the Company had no commitments for capital expenditures.

Impact of Inflation and Changing Prices

The past two years have seen difficult economic times for business become even more challenging for smaller reporting companies due to inflation and costs associated with increased regulatory compliance requirements for reporting. Inflation increased costs in raw materials, manufacturing/processing, transportation, utilities and insurance.

Operational expenses increased in both salaries and benefits (19% in 2013) and selling, general and administrative (1% in 2013) expenses.

Off-Balance Sheet Arrangements

During fiscal years 2013 and 2012, we did not have any relationships or arrangements with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated financial statements as of June 30, 2013, and 2012 were audited by Ferlita, Walsh, Gonzalez and Rodriguez, P.A., the Company’s independent auditors, as indicated in their report included appearing at page F-1.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2013. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework, Guidance for Smaller Public Companies. Our assessment based on those criteria concludes that, as of June 30, 2013, the Company’s internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with Generally Accepted Accounting Principles “(GAAP”) rules as more fully described below. This was due to a deficiency that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be a material weakness. During fiscal 2013, management worked on addressing the previously reported and existing material weaknesses with the guidance of outside consultants. At the close of the fiscal year, management believes the majority of the previously identified weaknesses have been substantially improved. The one remaining deficiency will be remedied with growth of the company in the future.

The matter involving internal controls and procedures that the Company’s management considers to be a material weakness under the standards of the Public Company Accounting Oversight Board in fiscal 2013 is inadequate segregation of duties consistent with control objectives. Management believes that this material weakness did not have an adverse effect on the Company’s financial results reported herein.

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

ITEM 9B. OTHER INFORMATION

On January 8, 2013, Joseph R. Treshler was appointed by the Board of Directors to serve as director to fill the vacancy on the Board created by increasing the number of Board members to seven. Mr. Treshler was appointed by the Board to serve on the Audit Committee on January 8, 2013 and to serve on the Ethics Committee on June 7, 2013.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors* and Executive Officers

		Capacities in	Director
NAME	Age	Which Served	Since

Regina W. Anderson	66	Chief Executive Officer, and	2005
		Chairman of the Board
Chester L. Wallack	72	Director	1995
Fred W. Suggs, Jr.	66	Director	1995
James B. Anderson	43	Director, Chief Financial Officer;
		Vice President - Operations, Amerx
		Health Care Corp.	2006
Justice W. Anderson	36	Director, President; Vice President -
		Marketing, Amerx Health Care Corp.	2006
Michael T. Foley	75	Director	2006
Joseph R. Treshler	60	Director	2013
George O. Borak	52	Vice President - Sales, Amerx Health Care Corp.

* Mr. Jeffrey Slowgrove resigned as Director on December 13, 2011.

Regina Anderson. Ms. Anderson has served as Chairman of the Board of Directors since September 2005, and as our Chief Executive Officer since November 2005. Ms. Anderson has 32 years experience in the medical field and 26 years of management experience. Ms. Anderson worked at Health South Rehabilitation Hospital for ten years as Outpatient Director, in charge of the main outpatient center plus four satellite offices. Prior to her work at HealthSouth. Regina was Vice-President of Operations at Stuffit Direct Marketing Company from 1980 through 1989. Regina received her Masters Degree from Kansas State University in 1970.

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

James B. Anderson. Mr. Anderson, a Director since 2006, has served as our Chief Financial Officer since June 2005. In addition, from September 22, 2005, until that position was filled by Regina Anderson on November 1, 2005, Mr. Anderson served as Interim Chief Executive Officer. On June 28, 2005, Mr. Anderson was appointed to serve as the President of Sirius Medical Supply, Inc. Since 1993, Mr. Anderson has been involved with Amerx Health Care Corporation as its Chief Information Officer until 2005, when he was appointed VP of Operations. In 1996, Mr. Anderson became involved with Procyon Corporation after its merger and has since performed the duties of Vice President of Operations. Prior to Mr. Anderson’s work with the Company, he was involved with importing and exporting to Russia and Direct Mail Marketing. He received a B.S. from the University of South Florida. Mr. Anderson is the son of John C. Anderson, our late President, Chief Executive Officer and Chairman of the Board, the son of Regina Anderson, the Company’s Chairman of the Board and Chief Executive Officer, and the brother of Justice W. Anderson, our Vice President of Sales & Marketing and the President of Amerx Health Care Corporation.

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

Michael T. Foley. Mr. Foley has been a Director of the Company since 2006 and is the Chairman of the Audit Committee. He is currently a Vice President and Director of Suwannee Lumber Company, which sold substantially all of its assets in June 2013. From 1997 to 2003, Mr. Foley served as President and CEO of Gypsum Products, Inc. of Largo, FL. From 1972 to 1996 Mr. Foley served in various capacities at Florida Forest Products, Inc. including President, Chairman and CEO. Prior to his association with these building material suppliers, Mr. Foley worked for International Paper in pulp and newsprint sales. Michael received his Bachelor of Business Administration degree from the University of Notre Dame in 1960 and subsequently served on that university's National Alumni Board. He obtained his MBA from the University of Florida in 1965. Mr. Foley has been a member of the Pinellas County Committee of 100 and was appointed by Governor Lawton Chiles to the State of Florida Community Health Purchasing Alliance (CHPA) Board. Mr. Foley is also a retired Captain in the U.S. Naval Reserve.

Joesph R. Treshler. Mr. Treshler serves at the Vice President of Business Management & Development of Covanta Energy Corporation, and is responsible for Covanta’s asset management, business development, project implementation, client community relations, community affairs and Clean World Initiative efforts in Florida. Mr. Treshler earned his B.S. degree in Chemical Engineering in 1974 from Iowa State University of Science and Technology. He is a Professional Engineer registered to practice in the State of Florida. Mr. Treshler was appointed by the Company’s Board of Directors to serve on the Audit Committee on January 8, 2013 and to serve on the Ethics Committee on June 7, 2013.

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

Compliance with Section 16(a) of the Exchange Act

Under the securities laws of the United States, our directors, executive officers, and any persons holding more than ten percent of our Common Stock are required to report their initial ownership of the Company’s Common Stock and any subsequent changes in that ownership to the Securities and Exchange Commission and the Company. Specific due dates for these reports have been established and we are required to disclose any failure to file, or late filing, of such reports. Based solely on our review of the reports and amendments thereto furnished to the Company and written representations that all reports that were required to be filed in fiscal 2013, our officers, directors and beneficial owners of more than ten percent of its Common Stock complied with all Section 16(a) filing requirements, except a Form 3 for Joseph R. Treshler was filed late after he was appointed director in January 2013. The Form 3 was filed late in September 2013.

Committees of the Board

The Board of Directors has delegated certain of its authority to an Audit Committee, Compensation Committee and an Ethics Committee.

The Compensation Committee is composed of Messrs. Wallack (Chairman) and Suggs. No member of the Compensation Committee is a former or current officer or employee of the Company.

The primary function of the Compensation Committee is to review and make recommendations to the Board with respect to the compensation, including bonuses, of the Company's officers and to administer the Company’s Option Plan. The Board of Directors adopted a Compensation Committee Charter during the 2008 fiscal year. The charter for the compensation committee may be viewed on the company website (www.procyoncorp.com).

The Company formed an Audit Committee in July 2004. In December 2006, the Board nominated Michael T. Foley as director and Audit Committee member and Chair. In January 2013, the Board appointed Joseph R. Treshler as director and a member of the Audit Committee. The Board believes that Mr. Foley and Mr. Treshler are independent pursuant to The NASDAQ Stock Market, Inc. (“NASDAQ”) rules and Mr. Foley also meets the requirements of an audit committee financial expert. In addition, we have determined that Mr. Foley and Mr. Treshler are also independent within the meaning of SEC Rule 10A-3(b)(1). The function of the Audit Committee is to review and approve the scope of audit procedures employed and to review and approve the audit reports rendered by the Company's independent auditors and to approve the audit fees charged by the independent auditors. In addition, pursuant to the Sarbanes-Oxley Act of 2002 and rules promulgated thereunder, the Audit Committee is responsible for, among other things, pre-approving all audit and non-audit services performed by the independent auditors, approving the engagement of the auditors and receiving certain reports from the independent auditors prior to the filing of the audit report. The Audit Committee reports to the Board of Directors with respect to such matters and recommends the selection of independent auditors. The Audit Committee adopted a charter in October 2006, which may be viewed on the Company website (www.procyoncorp.com).

The Company also formed an Ethics Committee of the board members in 2004. The members are Messrs. Suggs (Chairman) and Mr. Treshler, who was appointed in June 2013. The charter for the ethics committee may be viewed on the company website (www.procyoncorp.com).

The Company does not have a Nominating Committee. However, the entire board of directors, which is comprised of a majority of independent directors, performs the function of a nominating committee. There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors.

In fiscal 2013, the Board of Directors held eleven formal meetings. A majority of directors attended each meeting in person or by telephone. The Compensation Committee held four meetings during fiscal 2013. The Audit Committee held three meetings during fiscal 2013. The Ethics Committee held six meetings during fiscal 2013.

Code of Ethics for Senior Financial Officers

The Company has adopted a Code of Ethics for Senior Financial Officers. The Code of Ethics applies to all senior financial officers of the Company, including the Chief Executive Officer, the Chief Financial Officer, the Treasurer and any other person performing similar functions. A copy of the Code of Ethics may be viewed on our website, at www.procyoncorp.com.

ITEM 11. EXECUTIVE COMPENSATION.

Summary Compensation Table. The following table sets forth compensation information for the two fiscal years ended June 30, 2013 and 2012 of the Company’s Chief Executive Officer, Chief Financial Officer and the President of our subsidiary, Amerx Health Care Corp. (the “Named Executive Officers”). Elements of compensation for our Named Executive Officers include salary, discretionary cash bonuses and other prerequisites and benefits. We do not have a pension plan and do not offer non-qualified deferred compensation arrangements. We also did not grant stock awards or pay any non-equity incentive plan compensation in fiscal year 2013 As a result, columns related to these items have been omitted from the table below.

				Non-equity
				incentive
				plan		All Other
Name and Principal Position	Year	Salary($)	Bonus($)	compensation		Compensation($)		Total($)

Regina W. Anderson,	2013	$158,772	$-0-	$-0-		$-0-		$158,772
President, Chief Executive	2012	$158,777	$-0-	$-0-		$-0-		$158,777
Justice W. Anderson,	2013	$181,735	$-0-	$-0-		$27,875	(1)	$209,610
President (Amerx)	2012	$40,398	$-0-	$-0-		$160,252	(1)	$200,650
James B. Anderson,	2013	$118,753	$-0-	$3,292	(2)	$-0-		$122,045
Chief Financial, Vice Pres.	2012	$115,003	$5,000	$-0-		$-0-		$120,003
of Operations (Amerx
Health Care Corp.)
George O. Borak, Vice Pres.	2013	$143,170	$-0-	$-0-		$-0-		$143,170
Sales (Amerx)	2012	$-0-	$-0-	$-0-		$-0-		$-0-

(1)	Consists solely of commissions on sales from Amerx Health Care Corp.
(2)	Consist solely of payments from short term incentives described in employment agreement. Of the $3,292 paid, $2,042 was paid for meeting inventory management goals, while $1,250 was paid for new product improvement goals met.

Narrative Disclosure to Summary Compensation Table

Named Executive Officer's Employment Contracts

Regina W. Anderson, our Chief Executive Officer, entered into an Executive Employment Agreement, effective November 1, 2012, with Procyon. The Agreement provides for a base annual salary of $158,000 and other benefits, including certain short-term and long-term incentive bonus compensation based upon the Company achieving certain financial goals for net profit. Ms. Anderson's Agreement calls for a term of one year, but may be terminated by either party, with or without cause, upon thirty day's written notice.

Justice W. Anderson, the President of Amerx, entered into an Executive Employment Agreement with the Company and Amerx effective August 1, 2012. The Agreement provides for a base annual salary of $210,000 and other benefits, including certain short-term and long-term incentive bonus compensation based upon Amerx achieving certain financial goals for sales and net profit. Mr. Anderson's Agreement calls for a term of one year, but may be terminated by either party, with or without cause, upon thirty day's written notice. Mr. Anderson received All Other Compensation, as shown in the Summary Compensation Table above, of $27,875 and $160,252 for fiscal 2013 and 2012, respectively, which consisted of commissions on sales of Amerx.

James B. Anderson, the Vice President of Operations of Amerx and the Company's Chief Financial Officer, entered into an Executive Employment Agreement with Procyon and Amerx effective September 1, 2012. The Agreement provides for an annual base salary of $120,000 and other benefits, including short-term and long-term incentive bonus compensation based upon Amerx achieving certain operational and financial goals. Mr. Anderson's Agreement calls for a term of one year, but may be terminated by either party, with or without cause, upon thirty day's written notice. Mr. Anderson was paid $3,292 in fiscal 2013 pursuant to the short-term incentive bonus, as described in note 2 to the Summary Compensation Table above.

We entered into a written employment agreement with George Borak in June 2012 to serve as Amerx's Vice President - Sales for a base annual salary of $150,000 plus certain incentive and other benefits, including a growth incentive providing for the payment of a certain incentive bonus based upon specified increases in sales over the previous year.

Outstanding Equity Awards at 2013 Fiscal Year End

The Named Executive Officers held no outstanding stock options at June 30, 2013. The options previously held by James B. Anderson and Justice W. Anderson, as previously reported, expired by their terms in November 2010.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS, MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information regarding beneficial ownership of our Common Stock as of September 2, 2013 by (I) each person known by the Company to own beneficially more than 5% of the outstanding Common Stock, (ii) each director or director nominee, and (iii) all executive officers and directors as a group. Each person has sole voting and sole investment or dispositive power with respect to the shares shown except as noted. As to the Company's preferred stock, as of September 2, 2013 no officer or director of the company owned any preferred shares. In addition, no individual shareholder beneficially owned more than 5% of the Company's preferred shares.

	Common
	Shareholdings
	on
	September 2, 2013

	Number of		Percent of
Name and Address(3)	Shares		Class (%)

Regina W. Anderson	78,050		1.0
Chester L. Wallack (l)	60,000		1.0
Fred W. Suggs (l)	100,000		1.2
James B. Anderson	81,000	(5)	1.0
Justice W. Anderson(4)	3,425,500		42.5
Michael T. Foley(2)	222,945	(6)	2.8
Joseph R. Treshler	0		*
George O. Borak	55,000		1.0
All directors and officers
as a group (seven persons)	4,022,505		50.0
Jeffery S. Slowgrove(7)	476,200		5.9
RMS Limited Partnership, 50 W. Liberty St,	1,600,000		19.9
Suite 650, Reno, NV 89501

*Less than 1%

(1)	Member of the Compensation Committee.
(2)	Member of the Audit Committee.
(3)	Except as noted above, the address for all persons listed is 1300 S. Highland Ave, Clearwater, Florida 33756
(4)	Mr. Anderson beneficially owns 3,350,500 shares of common stock as Trustee of the John C. Anderson Trust in accordance with Mr. Anderson's will. He also owns of record 73,000 shares of common stock.
(5)	Includes 10,000 shares in joint name with his wife.
(6)	Includes 17,945 shares of common stock owned of record by Mr. Foley’s wife’s trust, of which shares Mr. Foley disclaims beneficial ownership.
(7)	Mr. Slowgrove resigned as a director in December 2011.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Other than transactions described below, since July 1, 2012, there has not been, nor is there currently proposed, any transaction or series of similar transactions to which we were or will be a party:

•	in which the amount involved exceeds $120,000; and,
•	in which any director, nominee for director, executive officer, shareholder which beneficially owns five percent or more of our common stock or any member of their immediate family members, had or will have a direct or indirect material interest.

Regina W. Anderson, our Chairman and Chief Executive Officer, personally guaranteed the loan we secured from Bank of America, N.A., in the amount of $508,000, to purchase our office building in July 2006 as well as the $250,000 line of credit. The remaining balance of the mortgage loan was repaid in full in January 2013.

Director Independence

We have determined that the following directors are independent within applicable NASDAQ rules: Messrs. Wallack, Suggs, Slowgrove (who resigned in December 2011) Foley and Treshler. Mr. Slowgrove did not provide any consulting in fiscal 2012 or 2013. Regina, James and Justice Anderson are not independent as they are executive officers of the Company and its subsidiaries. Accordingly, our Board of Directors is composed of a majority of independent directors. Our Compensation Committee, Audit Committee and Ethics Committee are composed entirely of independent directors pursuant to applicable NASDAQ rules. In addition, Mr. Foley and Mr. Treshler, also meet the definition of independence under SEC Rule 10A-3.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees. In fiscal 2013, the Company paid to its independent accountants $46,385 in fees related directly to the audit and review of the Company’s financial statements. In fiscal 2012, the Company paid to its independent accountants $43,568 in fees related directly to the audit and review of the Company’s financial statements.

Audit-Related Fees. The Company’s independent accountants performed no other audit-related services for the Company during fiscal 2012 and 2013, other than the audit services described above.

Tax Fees: In fiscal 2013, the Company paid to its independent accountants $2,015 in fees related directly to tax preparations. In fiscal 2012, the Company paid to its independent accountants $1,850 in fees related directly to tax preparations.

All Other Fees: The Company’s paid to its independent accountants $1,000 in fees related to other fees during fiscal 2013, no fees were paid in fiscal 2012.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) Exhibits

1.	The financial statements filed herewith are listed in the Index to Financial Statements included in Item 7.

Exhibit No.	Document

* 3.1	Articles of Incorporation
+ 3.1.1	Articles of Amendment to Articles of Incorporation
* 3.2	Bylaws
+ 4.1	Designation of Series A Preferred Stock
&10.1	Procyon Corporation 2009 Stock Option Plan
- 10.2	Office Lease dated September 23, 2003
/ 10.3	Promissory Note dated July 21, 2006
/ 10.4	Mortgage dated July 21, 2006
+10.5	Loan and Security Agreement, dated as of January 1, 1995, by and between the Company and Amerx Health Care Corp., including Promissory Notes issued there under.
o 10.6	Agreement and Plan of Exchange, dated January 31, 1996, by and between the Company and Amerx.
**10.7	Asset Purchase Agreement between Sirius Medical Supply, Inc. and Priority Diabetes Supply, Inc., effective July 31, 2009.
#10.8	Job Offer - Salary & Benefit Statements between Amerx Health Care Corporation and George Borak, effective June 11, 2012.
//10.9	Executive Employment Agreement - Justice W. Anderson
//10.10	Executive Employment Agreement - James B. Anderson
##10.11	Executive Employment Agreement - Regina W. Anderson
++14.1	Code of Ethics for Senior Financial Officers.
x 31.1	Certification of Regina W. Anderson pursuant to Exchange Act Rule 13a-14(a)/15d-14(a)
x 31.2	Certification of James B. Anderson pursuant to Exchange Act Rule 13a-14(a)/15d-14(a)
x 32.1	Certification Pursuant to 18 U.S.C. § 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002

*	Incorporated by reference to the Company’s Registration Statement on Form S-1, S.E.C. File No.33-13273.
+	Incorporated by reference to the Company’s Form 10-KSB for the fiscal year ended June 30, 1995.
o	Incorporated by reference to the Company’s Form 8-K filed on or about February 2, 1996.
/	Incorporated by reference to the Company’s Form 8-K filed on or about
August 8, 2006.
-	Incorporated by reference to the Company’s Form 10-QSB for the period ending September 30, 2003.
++	Incorporated by reference to the Company’s Schedule 14A filed on or about October 15, 2004.
**	Incorporated by reference to the Company’s Form 8-K filed on or about August 3, 2009.
x	Filed herewith.
&	Incorporated by reference to the Company’s Schedule 14A filed on or about November 9, 2009.
#	Incorporated by reference to the Company’s Form 8-K filed on or about July 2, 2012.
//	Incorporated by reference to the Company’s Form 8-K filed on or about October 15, 2012.
##	Incorporated by reference to the Company’s Form 8-K filed on or about December 17, 2012.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

PROCYON CORPORATION

By: /s/ Regina W. Anderson
Regina W. Anderson, Chief Executive Officer

Date: September 30, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the registrant and in the capacities and on the dates indicated have signed this report below.

Signature	Title	Date

/s/ Regina W. Anderson	Chief Executive Officer,	September 30, 2013
Regina W. Anderson	President

/s/ James B. Anderson	Chief Financial Officer,	September 30, 2013
James B. Anderson	President (Sirius) and Director

/s/ Justice W. Anderson	President (Amerx) and Director	September 30, 2013
Justice W. Anderson

/s/ Michael T. Foley	Director	September 30, 2013
Michael T. Foley

/s/ Fred W. Suggs, Jr.	Director	September 30, 2013
Fred W. Suggs, Jr.

/s/ Chester L. Wallack	Director	September 30, 2013
Chester L. Wallack

/s/ Joseph R. Treshler	Director	September 30, 2013
Joseph R. Treshler

EXHIBIT INDEX

Exhibit No.	Document	Item No.

* 3.1	Articles of Incorporation	3
+ 3.1.1	Articles of Amendment to Articles of Incorporation	3
* 3.2	Bylaws	3
+ 4.1	Designation of Series A Preferred Stock	4
&10.1	Procyon Corporation 2009 Stock Option Plan
- 10.2	Office Lease dated September 23, 2003
/ 10.3	Promissory Note dated July 21, 2006
/ 10.4	Mortgage dated July 21, 2006
+10.5	Loan and Security Agreement, dated as of January 1, 1995, by and between the Company and Amerx Health Care Corp., including Promissory Notes issued there under.	10
o 10.6	Agreement and Plan of Exchange, dated January 31, 1996, by and between the Company and Amerx.
**10.7	Asset Purchase Agreement between Sirius Medical Supply, Inc. and Priority Diabetes Supply, Inc., effective July 31, 2009.
#10.8	Job Offer - Salary & Benefit Statements between Amerx Health Care Corporation and George Borak, effective June 11, 2012.
//10.9	Executive Employment Agreement - Justice W. Anderson
//10.10	Executive Employment Agreement - James B. Anderson
##10.11	Executive Employment Agreement - Regina W. Anderson
++14.1	Code of Ethics for Senior Financial Officers.
x 31.1	Certification of Regina W. Anderson pursuant to Exchange Act Rule 13a-14(a)/15d-14(a)	31
x 31.2	Certification of James B. Anderson pursuant to Exchange Act Rule 13a-14(a)/15d-14(a)	31
x 32.1	Certification Pursuant to 18 U.S.C. § 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002	32

*	Incorporated by reference to the Company’s Registration Statement on Form S-1, S.E.C. File No.33-13273.
+	Incorporated by reference to the Company’s Form 10-KSB for the fiscal year ended June 30, 1995.
o	Incorporated by reference to the Company’s Form 8-K filed on or about February 2, 1996.
/	Incorporated by reference to the Company’s Form 8-K filed on or about August 8, 2006.
-	Incorporated by reference to the Company’s Form 10-QSB for the period ending September 30, 2003.
++	Incorporated by reference to the Company’s Schedule 14A filed on or about October 15, 2004.
**	Incorporated by reference to the Company’s Form 8-K filed on or about August 3, 2009.
x	Filed herewith.
&	Incorporated by reference to the Company’s Schedule 14A filed on or about November 9, 2009.
#	Incorporated by reference to the Company’s Form 8-K filed on or about July 2, 2012.
//	Incorporated by reference to the Company’s Form 8-K filed on or about October 15, 2012.
##	Incorporated by reference to the Company’s Form 8-K filed on or about December 17, 2012.

PROCYON CORPORATION AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
Years Ended June 30, 2013 and 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders of

Procyon Corporation and Subsidiaries

We have audited the accompanying consolidated balance sheets of Procyon Corporation and Subsidiaries as of June 30, 2013 and 2012 and the related statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended June 30, 2013. Procyon Corporation and Subsidiaries’ management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Procyon Corporation and Subsidiaries as of June 30, 2013 and 2012 and the results of its operations and its cash flows for each of the years in the two-year period ended June 30, 2013, in conformity with accounting principles generally accepted in the United States of America.

FERLITA, WALSH, GONZALEZ & RODRIGUEZ, P.A.

Certified Public Accountants

Tampa, Florida

September 23, 2013

PROCYON CORPORATION & SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
June 30, 2013 and 2012

	2013	2012
ASSETS

CURRENT ASSETS
Cash	$772,728	$907,052
Certificate of Deposits, and accrued interest	156,421	155,719
Accounts receivable, less allowance for doubtful
accounts of $1,000.	194,486	214,863
Inventories	212,944	194,916
Prepaid expenses	146,341	159,974
Deferred tax asset	94,007	94,007
TOTAL CURRENT ASSETS	1,576,927	1,726,531

PROPERTY AND EQUIPMENT, NET	488,556	508,605

OTHER ASSETS
Deposits	792	792
Deferred tax asset	591,036	682,625
	591,828	683,417

TOTAL ASSETS	$2,657,311	$2,918,553

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts Payable	$137,057	$151,567
Accrued Expenses and Other	169,923	203,882
Current Portion of Mortgage Payable	—	49,017
TOTAL CURRENT LIABILITIES	306,980	404,466

LONG-TERM LIABILITIES
Mortgage Payable	—	59,454
TOTAL LONG TERM LIABILITIES	—	59,454

STOCKHOLDERS' EQUITY
Preferred stock, 496,000,000 shares authorized,
none issued	—	—
Series A Cumulative Convertible Preferred stock,
no par value; 4,000,000 shares authorized; 194,100 and
199,100 shares issued and outstanding, respectively	149,950	149,950
Common stock, no par value, 80,000,000 shares authorized;
8,060,388 and 8,055,388 shares issued and outstanding, respectively	4,421,676	4,421,676
Paid-in Capital	6,000	6,000
Accumulated deficit	(2,227,295)	(2,122,993)
TOTAL STOCKHOLDERS' EQUITY	2,350,331	2,454,633

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,657,311	$2,918,553

The accompanying notes are an integral part of these financial statements.

F - 2

PROCYON CORPORATION & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended June 30, 2013 and 2012

	2013	2012

NET SALES	$2,749,850	$2,801,255

COST OF SALES	700,872	701,872

GROSS PROFIT	2,048,978	2,099,383

OPERATING EXPENSES

Salaries and Benefits	1,172,095	983,258
Selling, General and Administrative	889,403	884,759
	2,061,498	1,868,017

INCOME (LOSS) FROM OPERATIONS	(12,520)	231,366

OTHER INCOME (EXPENSE)
Interest Income	3,424	2,388
Interest Expense	(3,617)	(16,628)
	(193)	(14,240)

INCOME (LOSS) BEFORE INCOME TAXES	(12,713)	217,126

INCOME TAX (EXPENSE)	(91,589)	(88,626)

NET INCOME (LOSS)	(104,302)	128,500

Dividend requirements on preferred stock	(19,410)	(19,410)

Basic net income (loss) available to common shares	$(123,712)	$109,090

Basic net income (loss) per common share	$(0.02)	$0.01

Weighted average number of common shares outstanding	8,060,388	8,056,950

Diluted net income (loss) per common share	$(0.02)	$0.01

Weighted average number of common shares	8,254,488	8,254,488
outstanding, diluted

The accompanying notes are an integral part of these financial statements.

F - 3

PROCYON CORPORATION & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Years Ended June 30, 2013 and 2012

	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, June 30, 2011	199,100	$154,950	8,052,388	$4,416,676	$6,000	$(2,251,493)	$2,326,133

Conversion of preferred stock
to common stock	(5,000)	(5,000)	5,000	5,000	—	—	—

Net Income	—	—	—	—	—	128,500	128,500

Balance, June 30, 2012	194,100	$149,950	8,057,388	$4,421,676	$6,000	$(2,122,993)	$2,454,633

Net Loss	—	—	—	—	—	(104,302)	(104,302)

Balance, June 30, 2013	194,100	$149,950	8,057,388	$4,421,676	$6,000	$(2,227,295)	$2,350,331

The accompanying notes are an integral part of these financial statements.

F - 4

PROCYON CORPORATION & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended 2012 and 2011

	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES

Net Income(Loss)	$(104,302)	$128,500
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	32,519	33,448
Deferred Income Taxes	91,589	88,626
Accrued Interest on Certificates of Deposit	(812)	(577)
Decrease (increase) in:
Accounts Receivable	20,488	96,630
Other Receivables	—	8,762
Inventories	(18,028)	9,817
Prepaid Expenses	13,633	(12,525)
Increase (decrease) in:
Accounts Payable	(14,510)	21,114
Accrued Expenses	(33,960)	57,129
NET CASH PROVIDED BY OPERATING ACTIVITIES	(13,383)	430,924

CASH FLOW FROM INVESTING ACTIVITIES

Purchase of property & equipment	(12,470)	(7,013)
NET CASH USED BY INVESTING ACTIVITIES	(12,470)	(7,013)

CASH FLOW FROM FINANCING ACTIVITIES

Payments on Mortgage Payable	(108,471)	(237,913)
NET CASH USED BY FINANCING ACTIVITIES	(108,471)	(237,913)

NET CHANGE IN CASH	(134,324)	185,998

CASH AT BEGINNING OF PERIOD	907,052	721,054

CASH AT END OF PERIOD	$772,728	$907,052

SUPPLEMENTAL DISCLOSURES

Interest Paid	$3,764	$17,034
Taxes Paid	$—	$—

The accompanying notes are an integral part of these financial statements.

F - 5

PROCYON CORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Activity

Procyon Corporation has two wholly-owned subsidiaries, Amerx Health Care Corp. (Amerx) and Sirius Medical Supply, Inc. (Sirius). Amerx manufactures and markets wound and skin care products primarily in the United States whereas Sirius markets diabetic supplies primarily to Medicare patients in the United States. As previously reported, in July 2009, we sold substantially all of the assets of Sirius to a third party, such that, as of July 31, 2009, Sirius no longer has any material operations. Management is considering various options for the future direction of Sirius.

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

Accounts Receivable and Concentration of Credit Risk

Amerx grants credit to customers, most of whom are national pharmaceutical distributors, drug stores nationwide and physicians. Amerx wholesales its products to national pharmaceutical distributors and drug stores at a sales term of 2/10, net 30. Amerx has a written return policy with its customers. Each return request is reviewed by management for approval. Sales to physicians are at contracted rates and standard payment term is 2/10 net 30 days. The valuation of accounts receivable is based upon the credit-worthiness of customers as well as historical collection experience. Estimating the credit worthiness of customers and recover ability of customer accounts requires us to exercise considerable judgment. Allowances for doubtful accounts are recorded as a selling, general and administrative expense for estimated amounts expected to be uncollectible from third-party payers and customers. The Company bases its estimates on its historical collection and write-off experience, current trends, credit policy, and on analysis of accounts receivable by aging category. As of June 30, 2013, accounts receivable allowance was $1,000, or approximately less than 1% of gross accounts receivable.

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

Concentration of Credit Risk

The Company maintains its cash at various financial institutions. Through December 31, 2012, all noninterest-bearing transaction accounts are fully insured by the Federal Deposit Insurance Corporation, regardless of the balance of the account, at all insured institutions. At June 30, 2013, our uninsured cash balance was $0.

Shipping and Handling Costs

Shipping and handling costs incurred were approximately $68,000 and $71,000 for the years ended June 30, 2013, and 2012, respectively, and were included in selling, general and administrative expenses.

Advertising and Marketing

The company records advertising and marketing expenses in the periods in which they are incurred. During the years ended June 30, 2013 and 2012, approximately $448,000 and $431,000, of advertising and marketing costs were included in selling, general and administrative expenses for each respective year.

Deferred Income Taxes

Deferred income taxes are recognized for the expected tax consequences in future years for differences between the tax bases of assets and liabilities and their financial reporting amounts, based upon exacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. The Company accounts for income taxes under Topic 740 - Income Tax in the Accounting Standards Codification. A valuation allowance is used to reduce deferred tax assets to the net amount expected to be recovered in future periods. The estimates for deferred tax assets and the corresponding valuation allowance require us to exercise complex judgments. We periodically review and adjust those estimates based upon the most current information available. We did not have a valuation allowance as of June 30, 2013. Because the recover ability of deferred tax assets is directly dependent upon future operating results, actual recover ability of deferred tax assets may differ materially from our estimates.

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

The 2009 Option Plan provides for the granting of incentive stock options, non-qualified stock options, and stock appreciation rights ("SARs") to eligible officers, directors, employees and consultants of the Company and its subsidiaries. The 2009 Option Plan is administered by the Compensation Committee. The Board of Directors has authorized the issuance of 500,000 shares of common stock to underlie the granting of incentive stock options and 500,000 shares of common stock to underlie the granting of non-qualified stock options and SARs under the 2009 Option Plan. As of June 30, 2013, no stock options or other awards have been granted under the 2009 Option Plan. The 1,000,000 shares of common stock that have been reserved for the 2009 Option Plan have not been registered under the Securities Act of 1933.

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

Our former 1998 Omnibus Stock Option Plan, expired in December 2008. At June 30, 2013 and 2012, respectively, there were no options outstanding under the 1998 Omnibus Stock Option Plan.

On June 30, 2013, there were no outstanding options granted under the 2009 Option Plan. During the year ended June 30, 2013, no options were granted.

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

There were no options granted during fiscal years ended June 30, 2013 and 2012. Had there been options issued during the fiscal years ended June 30, 2013 and 2012, the fair value of the options would have been determined using the Black-Scholes option-pricing model, which values options based on the stock price at the grant date, the expected dividend payments, and the risk-free interest rate over the life of the option.

Equity instruments issued to non-employees in exchange for goods, fees and services are accounted for under the fair value-based method of Accounting Standards Codification Topic 718 - Compensation - Stock Compensation (“Topic 718").

Subsequent Events

We have evaluated subsequent events through September 23, 2013, which is the date the financial statements were available to be issued.

NOTE B - INVENTORIES

Inventories consisted of the following:

	June 30, 2013	June 30, 2012

Finished Goods	$113,553	$71,634
Raw Materials	99,391	123,282
	$212,944	$194,916

NOTE C - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following

As of June 30, 2013	Owned	Capitalized Leases	Total
Office Equipment	$107,393	$14,031	$121,424
Furniture and Fixtures	27,394		27,394
Software	19,471		19,471
Leasehold improvements	26,179		26,179
Production Equipment	27,131		27,131
Building	474,168		474,168
Land	64,547		64,547
	746,283	14,031	760,314
Less accumulated depreciation	(257,727)	(14,031)	(271,758)
	$488,556	$0	$488,556

F - 11

As of June 30, 2012	Owned	Capitalized Leases	Total
Office Equipment	$103,209	$14,031	$117,240
Furniture and Fixtures	20,338		20,338
Software	19,471		19,471
Leasehold improvements	24,949		24,949
Production Equipment	27,131		27,131
Building	474,168		474,168
Land	64,547		64,547
	733,813	14,031	747,844
Less accumulated depreciation	(225,208)	(14,031)	(239,239)
	$508,605	$0	$508,605

NOTE D - RELATED PARTY TRANSACTIONS

Our Chief Executive Officer, Regina W. Anderson, guaranteed a loan to us in the amount of $508,000, issued in connection with our purchase of our office building in July 2006, as well as the $250,000 line of credit. On January 15, 2013 the Company paid off the outstanding balance of the mortgage loan held on the building.

NOTE E - MORTGAGE PAYABLE

On July 21, 2006, we entered into a mortgage loan, guaranteed by our C.E.O. Regina W. Anderson, for $508,000 with the Bank of America for the purchase of our corporate office building which has a net book value of approximately $474,000. The mortgage loan is due in 10 years and interest is fixed at 6.85%. Interest expense was $3,578 and $16,628 for the fiscal years ended June 30, 2013, and 2012, respectively. On January 15, 2013 the Company paid off the outstanding balance of the mortgage loan held on the building.

NOTE F - LINE OF CREDIT

The Company has a $250,000, due-on-demand line of credit with a financial institution, collateralized by the Company’s inventory of $212,944 and net accounts receivable assets of $194,486. The line of credit is renewable annually in April. The C.E.O. of the Company personally guaranteed the line of credit to the Company. At June 30, 2013, and 2012, respectively the Company owed $0 on the line of credit. Interest expense for the years ended June 30, 2013 and 2012 was $0 for both years. The line of credit extends terms of cash advances at a variable rate set equal to the banks prime rate at the time of advance. The interest rate can fluctuate according to the banks changes in its published prime rate.

NOTE G - COMMITMENTS AND CONTINGENCIES

The Company leases certain equipment under various operating leases expiring through year 2016. Lease expenses for the fiscal years ended June 30, 2013 and 2012 were $12,266 and $11,948, respectively. The minimum lease payments due under the equipment lease agreements for fiscal years ended June 30, are as follows:

2014	$10,612
2015	10,612
2016	5,306
$26,530

NOTE H - STOCKHOLDERS’ EQUITY

During January 1995, the Company's Board of Directors authorized the issuance of up to 4,000,000 shares of Series A Cumulative Convertible Preferred Stock. The preferred stockholders are entitled to receive, if declared by the board of directors, quarterly dividends at an annual rate of $.10 per share of Series A Cumulative Convertible Preferred Stock per annum. Dividends accrue without interest and are cumulative from the date of issuance of the Series A Cumulative Convertible Preferred Stock and are payable quarterly in arrears in cash or publicly traded common stock when and if declared by the board of directors. As of June 30, 2013, no dividends have been declared. Dividends in arrears on the outstanding preferred shares total $312,511 or approximately $1.61 per share as of June 30, 2013. The preferred stockholders have the right to convert each share of Series A Cumulative Convertible Preferred Stock into one share of the Company's common stock at any time without additional consideration. Each share of Series A Cumulative Convertible Preferred Stock is subject to mandatory conversion into one share of common stock of the Company, effective as of the close of a public offering of the Company's common stock provided, however, that the offering must provide a minimum of $1 million in gross proceeds to the Company and the initial offering price of such common stock must be at least $1 per share. In addition to the rights described above, the holders of the Series A Cumulative Convertible Preferred Stock have voting rights equal to the common stockholders based upon the number of shares of common stock into which the Series A Cumulative Convertible Preferred Stock is convertible. The Company is obligated to reserve an adequate number of shares of its common stock to satisfy the conversion of all of the outstanding Series A Cumulative Convertible Preferred stock.

NOTE I - EARNINGS PER SHARE

As required by Accounting Standards Codification Topic 260 - Earnings per Share (“Topic 260"), the following table sets forth the computation of basic and diluted earnings per share:

	Years Ended June 30,
	2013	2012
Numerator:
Net income (loss)	$(104,302)	$128,500
Adjustment for basic earnings per share:
Dividend requirements on preferred stock	(19,410)	(19,410)
Numerator for basic earnings per share-
Net income (loss) available to common
stockholders	$(123,712)	$109,090

Effect of dilutive securities:
Numerator for diluted earnings per share-
Net income (loss) available to common
stockholder	$(123,712)	$109,090

Denominator:
Denominator for basic earnings per share-
Weighted-average common shares	8,060,388	8,056,950
Effect of dilutive securities:
Stock options	—	—
Weighted-average Dilutive potential common shares	194,100	197,538
Denominator for dilutive earnings per share-
Adjusted weighted-average shares and
assumed conversions	8,254,488	8,254,488

Basic Net Income (Loss) per share	$(0.02)	$0.01

Diluted Net Income (Loss) per share	$(0.02)	$0.01

NOTE J - INCOME TAXES AND AVAILABLE CARRYFORWARD

As of June 30, 2013, the Company had consolidated income tax net operating loss ("NOL") carryforward for federal income tax purposes of approximately $1,784,800. The NOL will expire in various years ending through the year 2022.The utilization of certain of the loss carryforwards are limited under Section 382 of the Internal Revenue Code. The benefits of the NOL carryforward for the year ended June 30, 2012 was $88,626. For the year ended June 30, 2013 there was an expense of $91,589 due mainly to the expiration of a NOL carryforward.

The components of the provision for income taxes (benefits) are attributable to continuing operations as follows:

	2013	2012
Current
Federal	$—	$—
State	—	—
	—	—
Deferred
Federal	$78,202	$75,672
State	13,387	12,954
	$91,589	$88,626

Deferred income taxes reflect the net tax effects of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:

	Current	Non-Current
Deferred tax assets:
NOL and contribution carryforwards	$76,812	$595,424
PTO accounts	16,819
Allowance for doubtful accounts	376	—
	94,007	595,424
Deferred tax (liabilities):
Excess of tax over book depreciation	—	(4,388)
	—	(4,388)
Net deferred tax asset (liability)	$94,007	$591,036

The change in the valuation allowance is as follow:

June 30, 2012	$—
June 30, 2013	—

Decrease in valuation allowance	$—

Management believes it is more likely than not that it will realize the benefit of the NOL carryforward, because of its continuing trend of earnings. Therefore, a valuation allowance is not considered necessary.

Income taxes for the years ended June 30, 2013 and 2012 differ from the amounts computed by applying the effective income tax rates of 37.63%, to income before income taxes as a result of the following:

	2013	2012
Expected provision at US statutory rate	$(4,323)	$74,001
State income tax net of federal benefit	(462)	7,901
Nondeductibles	4,501	4,006
Change in estimates in available NOL carryforwards	91,873	2,718

Income tax expense	$91,589	$88,626

The earliest tax year still subject to examination by taxing jurisdictions is fiscal year June 30, 2010.

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

NOTE L - MAJOR CUSTOMERS

During the year ended June 30, 2013, sales from one customer accounted for approximately 18% of Amerx’s sales. The loss of this customer would have a material adverse effect on our financial condition or the results of our operations. During the year ended June 30, 2012, two customers accounted for 19% and 11% respectively of Amerx’s sales.

NOTE M - RESEARCH AND DEVELOPMENT

Amerx spent approximately $2,170 in fiscal year end June 30, 2013, and approximately $200 in fiscal 2012, respectively, towards research and development efforts. These efforts were directed towards additional studies aimed at expanding existing markets.