Form 10-Q
period 2013-09-30
PROCYON CORP
filed 2013-11-14
CIK 812306

SECURITIES & EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

[x] Quarterly Report Under Section 13 or 15 (d) of
the Securities Exchange Act of 1934

For Quarterly Period Ended September 30, 2013

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

Large accelerated filer ☐	Accelerated filer ☐
Non accelerated filer (Do not check if a smaller reporting company) ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common stock, no par value; 8,060,388 shares outstanding as of November 7, 2013.

PART I. - FINANCIAL INFORMATION

PROCYON CORPORATION & SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
September 30, 2013 and June 30, 2013

	(unaudited)	(audited)
ASSETS	September 30,	June 30,
	2013	2013
CURRENT ASSETS
Cash	$860,010	$772,728
Certificates of Deposit, plus accrued interest	156,421	156,421
Accounts Receivable, less allowance for doubtful	181,601	194,486
accounts of $1,000.
Inventories	241,929	212,944
Prepaid Expenses	142,679	146,341
Deferred Tax Asset	104,055	94,007
TOTAL CURRENT ASSETS	1,686,695	1,576,927

PROPERTY AND EQUIPMENT, NET	480,311	488,556

OTHER ASSETS
Deposits	792	792
Deferred Tax Asset	542,517	591,036
	543,309	591,828

TOTAL ASSETS	$2,710,315	$2,657,311

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts Payable	$152,622	$137,057
Accrued Expenses	146,233	169,923
TOTAL CURRENT LIABILITIES	298,855	306,980

STOCKHOLDERS' EQUITY
Preferred Stock, 496,000,000 shares	—	—
authorized, none issued.
Series A Cumulative Convertible Preferred Stock,	149,950	149,950
no par value; 4,000,000 shares authorized;
194,100 shares issued and outstanding.
Common Stock, no par value, 80,000,000 shares	4,421,676	4,421,676
authorized; 8,060,388 shares issued and
outstanding.
Paid-in Capital	6,000	6,000
Accumulated Deficit	(2,166,166)	(2,227,295)
TOTAL STOCKHOLDERS' EQUITY	$2,411,460	2,350,331

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,710,315	$2,657,311

The accompanying notes are an integral part of these financial statements.

PROCYON CORPORATION & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Three Months Ended September 30, 2013 and 2012
	(unaudited)	(unaudited)
	Three Months	Three Months
	Ended	Ended
	Sep. 30, 2013	Sep. 30, 2012

NET SALES	$731,564	$608,373

COST OF SALES	172,426	148,068

GROSS PROFIT	559,138	460,305

OPERATING EXPENSES
Salaries and Benefits	282,004	287,637
Selling, General and Administrative	178,271	212,427
	460,275	500,064

INCOME FROM OPERATIONS	98,863	(39,759)

OTHER INCOME (EXPENSE)
Interest Expense	—	(1,741)
Interest Income	736	731
	736	(1,010)

INCOME (LOSS) BEFORE INCOME TAXES	99,599	(40,769)

INCOME TAX (EXPENSE) / BENEFIT	(38,471)	13,533

NET INCOME (LOSS)	61,128	(27,236)

Dividend requirements on preferred stock	(4,853)	(4,853)

Basic net income (loss) available to common shares	$56,275	$(32,089)

Basic net income (loss) per common share	$0.01	$(0.00)

Weighted average number of common shares outstanding	8,060,388	8,060,388

Diluted net income (loss) per common share	$0.01	$(0.00)

Weighted average number of common shares outstanding, diluted	8,254,488	8,254,488

The accompanying notes are an integral part of these financial statements.

PROCYON CORPORATION & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ending September 30, 2013 and 2012

	(unaudited)	(unaudited)
	September 30,	September 30,
	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES

Net Income (Loss)	$61,128	$(27,236)
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	8,245	7,916
Deferred Income Taxes	38,471	(13,533)
Accrued Interest on Certificates of Deposit	—	(265)
Decrease (increase) in:
Accounts Receivable	12,885	43,862
Inventory	(28,985)	(64,854)
Prepaid Expenses	3,662	19,741
Increase (decrease) in:
Accounts Payable	15,565	(2,084)
Accrued Expenses	(23,689)	(27,045)
NET CASH (USED)PROVIDED BY OPERATING ACTIVITIES	87,282	(63,498)

CASH FLOW FROM INVESTING ACTIVITIES

Purchase of property & equipment	—	(9,657)
NET CASH USED BY INVESTING ACTIVITIES	—	(9,657)

CASH FLOW FROM FINANCING ACTIVITIES

Payments on Mortgage Payable	—	(11,975)
NET CASH USED BY FINANCING ACTIVITIES	—	(11,975)

NET CHANGE IN CASH	87,282	(85,130)

CASH AT BEGINNING OF PERIOD	772,728	907,052

CASH AT END OF PERIOD	$860,010	$821,922

SUPPLEMENTAL DISCLOSURES

Interest Paid	$—	$1,761
Taxes Paid	$—	$—

The accompanying notes are an integral part of these financial statements.

Notes to Financial Statements

NOTE A - SUMMARY OF ACCOUNTING POLICIES

The interim financial statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) have been condensed or omitted as allowed by such rules and regulations. The Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the Company’s audited financial statements dated June 30, 2013. The results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year.

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

On September 30, 2013, there were no outstanding options to purchase shares of our common stock. Therefore, the adoption of Topic 718 does not have a material impact on our statement of operations for period ending September 30, 2013.

The fair value of a stock option is determined using the Black-Scholes option-pricing model, which values options based on the stock price at the grant date, the expected life of the option, the estimated volatility of the stock, the expected dividend payments, and the risk-free interest rate over the life of the option. There were no options granted during the quarters ended September 30, 2013 and 2012.

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

NOTE B - INVENTORIES

Inventories consisted of the following:
	September 30,	June 30,
	2013	2013
Finished Goods	$116,243	$113,553
Raw Materials	$125,686	$99,391
	$241,929	$212,944

NOTE C - STOCKHOLDERS’ EQUITY

During January 1995, the Company's Board of Directors authorized the issuance of up to 4,000,000 shares of Series A Cumulative Convertible Preferred Stock (“Series A Preferred Stock”). The preferred stockholders are entitled to receive, as and if declared by the board of directors, quarterly dividends at an annual rate of $.10 per share of Series A Preferred Stock per annum. Dividends will accrue without interest and will be cumulative from the date of issuance of the Series A Preferred Stock and will be payable quarterly in arrears in cash or publicly traded common stock when and if declared by the Board of Directors. As of September 30, 2013, no dividends have been declared. Dividends in arrears on the outstanding preferred shares total $317,364 as of September 30, 2013.

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

The Board of Directors of the Company approved a plan on December 8, 2007 to repurchase shares of Procyon Corporation's outstanding common stock. The repurchase plan authorizes management to repurchase from time to time up to 10% of the total outstanding shares of common stock as of December 8, 2007, subject to applicable SEC regulations and compliance with the Company's trading window policies. The Board's authorization is based on its belief that Procyon's common stock is underpriced at times given the Company's working capital, liquidity, assets, book value and future prospects. The shares may be repurchased from time to time in the open market, through block purchases or in privately negotiated transactions depending upon market conditions and other factors, in accordance with SEC Rule 10b-18. Procyon has no commitment or obligation to purchase all or any portion of the authorized shares. All shares purchased are canceled and returned to the status of authorized but unissued common stock. The plan does not have an expiration date. As of September 30, 2013, no shares of common stock had been repurchased by the Company pursuant to its repurchase plan.

NOTE D - INCOME TAXES AND AVAILABLE CARRYFORWARD

As of September 30, 2013, the Company had consolidated income tax net operating loss ("NOL") carryforward for federal income tax purposes of approximately $1,689,800. The NOL will expire in various years ending through the year 2023. The utilization of certain of the loss carryforwards are limited under Section 382 of the Internal Revenue Code.

The components of the provision for income tax benefits (expense) attributable to continuing and discontinued operations are as follows:

	Three Months 09/30/2013	Three Months 09/30/2012
Current
Federal	$0	$0
State	0	0
	$0	$0

Deferred
Federal	$(32,848)	$11,555
State	(5,623)	1,978
	$(38,471)	$13,533

Total Income Tax Benefit (Expense)	$(38,471)	$13,533

Deferred income taxes reflect the net tax effects of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

	Current	Non-Current
Deferred tax assets
NOL and contribution carryforwards	$90,542	$545,338
PTO Accounts	$13,136	—
Allowance for doubtful accounts	377	—
Deferred tax (liabilities)	104,055	545.338

Excess of tax over book depreciation	—	(2,821)
	104,055	542,517

Net deferred tax asset (liability)	$104,055	$542,517

The Change in valuation allowance is as follows:

June 30, 2013	$—
September 30, 2013	$—
Change in valuation allowance	$—

Management believes it is more likely than not that it will realize the benefit of the NOL carryforward, because of its continuing trend of earnings. Therefore, a valuation allowance is not considered necessary.

Income taxes for the periods ended September 30, 2013 and 2012 differ from the amounts computed by applying the effective income tax rates of 37.63%, to income taxes as a result of the following:

	Three Months Sep. 30, 2013	Three Months Sep. 30, 2012
Expected benefit (provision) at US statutory rate	$(33,863)	$13,862
State income tax net of federal benefit (provision)	(3,615)	1,480
Nondeductible Expense	(993)	(989)
Change in estimates in available NOL carryforwards		(820)
Income Tax Benefit (Expense)	$(38,471)	$13,533

The earliest tax year still subject to examination by a major taxing jurisdiction is fiscal year end June 30, 2010.

The Company made a review of its uncertain tax positions in accordance with applicable standards of the Financial Accounting Standards Board ("FASB"). In this regard, an uncertain tax position represents the Company's expected treatment of a tax position taken in a filed tax return, or planned to be taken in a future tax return, that has not been reflected in measuring income tax expense for financial reporting purposes. As a result of this review, the Company concluded that at this time there are no uncertain tax positions, and there has been no cumulative effect on retained earnings.

NOTE E - MORTGAGE PAYABLE

On July 21, 2006, we entered into a mortgage loan, guaranteed by our Chief Executive Officer Regina W. Anderson, for $508,000 with the Bank of America for the purchase of our corporate office building which has a net book value of approximately $445,820. The mortgage interest was originally fixed at 7.25%. As of September 21, 2010, the interest rate on the mortgage was adjusted to 6.85% for the remainder of the term of the loan. On January 15, 2013 the Company paid off the outstanding balance of the mortgage loan held on the building.

NOTE F - LINE OF CREDIT

The Company has a $250,000, due-on-demand line of credit with a financial institution, collateralized by the Company’s inventory of $241,929 and net accounts receivable assets of $181,601. The line of credit is renewable annually in April. Our Chief Executive Officer personally guaranteed the line of credit to the Company. At September 30, 2013, the Company owed $0 on the line of credit. The line of credit extends terms of cash advances at a variable rate set equal to the prime rate at the time of advance. The interest rate can fluctuate according to the changes in its published prime rate.

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

NOTE H - SUBSEQUENT EVENTS

We have evaluated subsequent events through November 12, 2013, which is the date the financial statements were available to be issued.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company's condensed financial statements have been prepared in accordance with standards of the Public Company Accounting Oversight Board (United States), which require the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosures. A summary of those significant accounting policies can be found in the Notes to the Consolidated Financial Statements included in the Company's annual report on form 10-K, for the year ended June 30, 2013, which was filed with the Securities and Exchange Commission on September 30, 2013. The estimates used by management are based upon the Company's historical experiences combined with management’s understanding of current facts and circumstances. Certain of the Company's accounting policies are considered critical as they are both important to the portrayal of the Company's financial condition and the results of its operations and require significant or complex judgments on the part of management. We believe that the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our financial statements.

Accounts Receivable Allowance

Accounts receivable allowance reflects a reserve that reduces our customer accounts and receivable to the net amount estimated to be collectible. The valuation of accounts receivable is based upon the credit-worthiness of customers and third-party payers as well as historical collection experience. Allowances for doubtful accounts are recorded as a selling, general and administrative expense for estimated amounts expected to be uncollectible from third-party payers and customers. The Company bases its estimates on its historical collection experience, current trends, credit policy and on the analysis of accounts by aging category. At September 30, 2013 our allowance for doubtful accounts totaled $1,000.

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

Deferred Income Taxes

Deferred income taxes are recognized for the expected tax consequences in future years for differences between the tax bases of assets and liabilities and their financial reporting amounts, based upon enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. The Company accounts for income taxes under Topic 740 - Income Tax in the Accounting Standards Codification. A valuation allowance is used to reduce deferred tax assets to the net amount expected to be recovered in future periods. The estimates for deferred tax assets and the corresponding valuation allowance require us to exercise complex judgments. We periodically review and adjust those estimates based upon the most current information available. We did not have a valuation allowance as of September 30, 2013. Because the recoverability of deferred tax assets is directly dependent upon future operating results, actual recoverability of deferred tax assets may differ materially from our estimates.

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

FINANCIAL CONDITION

As of September 30, 2013 the Company's principal sources of liquid assets included cash of $860,010, inventories of $241,929, and net accounts receivable of $181,601. The company also has $156,421 in short term Certificate of Deposits. The Company had net working capital of $1,370,760, and no long-term debt at September 30, 2013.

During the three months ended September 30, 2013, cash increased from $772,728 as of June 30, 2013, to $860,010. Operating activities provided cash of $87,282 during the period, consisting primarily of an increase in net income of $61,128. Cash did not change for investing activities as compared to cash used of $9,657 for the corresponding period in 2012.

The Company reflected a current deferred tax asset of $104,055, and non-current deferred tax asset of $542,517, at September 30, 2013. Because the recoverability of deferred tax assets is directly dependent upon future operating results, actual recoverability of deferred tax assets may differ materially from our estimates.

RESULTS OF OPERATIONS

Comparison of the three months ended September 30, 2013 and 2012.

Net sales during the quarter ended September 30, 2013, were $731,564, as compared to $608,373 in the quarter ended September 30, 2012, an increase of $123,191, or approximately 20%. We believe that sales for the current three-month period increased when compared to the previous year primarily due to restructuring of purchase policies with our major distributors.

Gross profit during the quarter ended September 30, 2013 was $559,138, as compared to $460,305 during the quarter ended September 30, 2012, an increase of $98,833, or 21%. As a percentage of net sales, gross profit was approximately 76% in the quarter ended September 30, 2013, and approximately 76% in the corresponding quarter in 2012.

Operating expenses during the quarter ended September 30, 2013 were $460,275, consisting of $282,004 in salaries and benefits and $178,271 in selling, general and administrative expenses. This compares to operating expenses during the quarter ended September 30, 2012 of $500,064, consisting of $287,637 in salaries and benefits, and $212,427 in selling, general and administrative expenses. Expenses for the quarter ended September 30, 2013 decreased by $39,789, or approximately 8%, compared to the corresponding quarter in 2012. The decrease in expenses were primarily the result of reduction and reallocation of some marketing expenses.

Operating profit increased by $138,622 to an operating profit of $98,863 for the quarter ended September 30, 2013, as compared to a loss of $39,759 in the comparable quarter of the prior year. Net Profit from operations before income taxes was $99,599 during the quarter ended September 30, 2013, as compared to net loss before income taxes of $40,769 during the quarter ended September 30, 2012. We believe that the increase in net income before income taxes was primarily attributable to the increase in sales from the purchase policy restructuring. Net income before income taxes increased secondarily due to a decrease in Selling, General and Administrative expenses.

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

(b) Changes in Internal Controls Over Financial Reporting

As previously reported, our annual assessment of the internal controls over financial reporting as of June 30, 2013 revealed a deficiency that we consider to be a material weakness: inadequate segregation of duties consistent with control objectives.

During fiscal 2014, the Company will continue to address changes needed to improve segregation of duties consistent with control objectives. We have added staff to grow sales. Increased sales will enable us to add support staff, specifically in the accounting and shipping departments. A secondary effect of adding more staff will address needed improvements in segregation of duties consistent with control objectives.

PART II. OTHER INFORMATION

ITEM 5. OTHER INFORMATION

We held our annual meeting for fiscal 2014 on Tuesday, November 12, 2013, at 4:00 p.m. EST. The following matters were considered and approved by the shareholders:

The following seven directors were elected to hold office for one-year terms or until their successors are elected and qualified:

	For	Against / Withheld	Total Votes
James B. Anderson	4,123,624	30,893	4,154,517
Justice W. Anderson	4,129,017	25,500	4,154,517
Regina W. Anderson	4,129,017	25,500	4,154,517
Michael T. Foley	4,108,624	45,893	4,154,517
Fred W. Suggs	4,108,624	45,893	4,154,517
Chester L. Wallack	4,108,624	45,893	4,154,517
Joseph R. Treshler	4,129,017	25,500	4,154,517

Pursuant to the following vote, the appointment of Ferlita, Walsh, Gonzalez & Rodriguez, P.A. as our independent certified public accountants for the 2014 fiscal year, was ratified:

Votes For	Votes Against	Votes Abstaining	Total Votes
5,063,434	1,000	55,340	5,119,774

Pursuant to the following advisory vote, the compensation of the Company’s named executive officers, as disclosed in the Procyon Corporation Proxy Statement, was approved:

Votes For	Votes Against	Votes Abstaining	Non Votes	Total Votes
4,076,477	71,200	6,840	965,257	5,119,774

Pursuant to the following advisory vote, the shareholders voted as follows concerning the frequency of conducting an advisory vote on executive compensation:

One Year	Two Years	Three Years	Abstain	Non Votes	Total Votes
102,350	25,539	3,981,288	45,340	965,257	5,119,774

(A)	EXHIBITS

31.1	Certification of Regina W. Anderson pursuant to Exchange Act Rule 13a-14(a)/15d-14(a)
31.2	Certification of James B. Anderson pursuant to Exchange Act Rule 13a-14(a)/15d-14(a)
32.2	Certification Pursuant to 18 U.S.C.§1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002
101.1*	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in XBRL (Extensible Business Reporting Language): (I) the Condensed Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) the Notes to Condensed Consolidated Financial Statements

* Furnished, not filed

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

PROCYON CORPORATION

November 14, 2013	By: /s/ REGINA W. ANDERSON
Date	Regina W. Anderson, Chief Executive Officer