Form 10-Q
period 2013-12-31
PROCYON CORP
filed 2014-02-14
CIK 812306

SECURITIES & EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

[x] Quarterly Report Under Section 13 or 15 (d) of
the Securities Exchange Act of 1934

For Quarterly Period Ended December 31, 2013

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

YES ☒ NO☐

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

YES ☐ NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common stock, no par value; 8,060,388 shares outstanding as of February 10, 2014.

PART I. - FINANCIAL INFORMATION

PROCYON CORPORATION & SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2013 and June 30, 2013

	(unaudited)	(audited)
ASSETS	December 31,	June 30,
	2013	2013
CURRENT ASSETS
Cash	$858,794	$772,728
Certificates of Deposit, plus accrued interest	156,857	156,421
Accounts Receivable, less allowance for doubtful	287,322	194,486
accounts of $1,000.
Inventories	213,101	212,944
Prepaid Expenses	147,737	146,341
Deferred Tax Asset	116,858	94,007
TOTAL CURRENT ASSETS	1,780,669	1,576,927

PROPERTY AND EQUIPMENT, NET	474,651	488,556

OTHER ASSETS
Deposits	792	792
Deferred Tax Asset	493,158	591,036
	493,950	591,828

TOTAL ASSETS	$2,749,270	$2,657,311

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts Payable	$148,088	$137,057
Accrued Expenses	131,631	169,923
TOTAL CURRENT LIABILITIES	279,719	306,980

STOCKHOLDERS' EQUITY
Preferred Stock, 496,000,000 shares	—	—
authorized, none issued.
Series A Cumulative Convertible Preferred Stock,	149,950	149,950
no par value; 4,000,000 shares authorized;
194,100 shares issued and outstanding.
Common Stock, no par value, 80,000,000 shares	4,421,676	4,421,676
authorized; 8,060,388 shares issued and
outstanding.
Paid-in Capital	6,000	6,000
Accumulated Deficit	(2,108,075)	(2,227,295)
TOTAL STOCKHOLDERS' EQUITY	$2,469,551	2,350,331

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,749,270	$2,657,311

The accompanying notes are an integral part of these financial statements.

3

PROCYON CORPORATION & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Three and Six Months Ended Decemeber 31, 2013 and 2012

	(unaudited)	(unaudited)	(unaudited)	(unaudited)
	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	Dec. 31, 2013	Dec. 31, 2012	Dec. 31, 2013	Dec. 31, 2012

NET SALES	$792,449	$696,067	$1,524,013	$1,304,440

COST OF SALES	196,104	172,432	368,529	320,500

GROSS PROFIT	596,345	523,635	1,155,484	983,940

OPERATING EXPENSES
Salaries and Benefits	276,506	295,747	558,509	583,187
Selling, General and Administrative	226,273	212,903	404,544	425,526
	502,779	508,650	963,053	1,008,713

INCOME (LOSS) FROM OPERATIONS	93,566	14,985	192,431	(24,773)

OTHER INCOME (EXPENSE)
Interest Expense	—	(1,596)	—	(3,337)
Interest Income	991	444	1,815	1,174
	991	(1,152)	1,815	(2,163)

INCOME (LOSS) BEFORE INCOME TAXES	94,557	13,833	194,246	(26,936)

INCOME TAX (EXPENSE) / BENEFIT	(36,556)	(6,156)	(75,027)	7,377

NET INCOME (LOSS)	58,001	7,677	119,219	(19,559)

Dividend requirements on preferred stock	(4,853)	(4,853)	(9,705)	(9,705)

Basic net income (loss) available to common shares	$53,148	$2,824	$109,514	$(29,264)

Basic net income (loss) per common share	$0.01	$0.00	$0.01	$(0.00)

Weighted average number of common shares outstanding	8,060,388	8,060,388	8,060,388	8,060,388

Diluted net income (loss) per common share	$0.01	$0.00	$0.01	$(0.00)

Weighted average number of common shares outstanding, diluted	8,254,488	8,254,488	8,254,488	8,254,488

The accompanying notes are an integral part of these financial statements.

4

PROCYON CORPORATION & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended December 31, 2013 and 2012

	(unaudited)	(unaudited)
	December 31,	December 31,
	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES

Net Income (Loss)	$119,219	$(19,559)
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	16,534	16,066
Deferred Income Taxes	75,027	(7,377)
Accrued Interest on Certificates of Deposit	(325)	(563)
Decrease (increase) in:
Accounts Receivable	(92,947)	17,310
Inventory	(157)	(121,773)
Prepaid Expenses	(1,397)	12,963
Increase (decrease) in:
Accounts Payable	11,031	44,422
Accrued Expenses	(38,291)	(40,712)
NET CASH (USED)PROVIDED BY OPERATING ACTIVITIES	88,694	(99,223)

CASH FLOW FROM INVESTING ACTIVITIES

Purchase of property & equipment	(2,628)	(9,657)
NET CASH USED BY INVESTING ACTIVITIES	(2,628)	(9,657)

CASH FLOW FROM FINANCING ACTIVITIES

Payments on Mortgage Payable	—	(24,111)
NET CASH USED BY FINANCING ACTIVITIES	—	(24,111)

NET CHANGE IN CASH	86,066	(132,991)

CASH AT BEGINNING OF PERIOD	772,728	907,052

CASH AT END OF PERIOD	$858,794	$774,061

SUPPLEMENTAL DISCLOSURES

Interest Paid	$—	$3,362
Taxes Paid	$—	$—

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

On December 31, 2013, there were no outstanding options to purchase shares of our common stock. Therefore, the adoption of Topic 718 does not have a material impact on our statement of operations for period ending December 31, 2013.

The fair value of a stock option is determined using the Black-Scholes option-pricing model, which values options based on the stock price at the grant date, the expected life of the option, the estimated volatility of the stock, the expected dividend payments, and the risk-free interest rate over the life of the option. There were no options granted during the quarters ended December 31, 2013 and 2012.

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

NOTE B - INVENTORIES

Inventories consisted of the following:
	December 31,	June 30,
	2013	2013
Finished Goods	$87,687	$113,553
Raw Materials	$125,414	$99,391
	$213,101	$212,944

NOTE C - STOCKHOLDERS’ EQUITY

During January 1995, the Company's Board of Directors authorized the issuance of up to 4,000,000 shares of Series A Cumulative Convertible Preferred Stock (“Series A Preferred Stock”). The preferred stockholders are entitled to receive, as and if declared by the board of directors, quarterly dividends at an annual rate of $.10 per share of Series A Preferred Stock per annum. Dividends will accrue without interest and will be cumulative from the date of issuance of the Series A Preferred Stock and will be payable quarterly in arrears in cash or publicly traded common stock when and if declared by the Board of Directors. As of December 31, 2013, no dividends have been declared. Dividends in arrears on the outstanding preferred shares total $322,216 as of December 31, 2013.

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

The Board of Directors of the Company approved a plan on December 8, 2007 to repurchase shares of Procyon Corporation's outstanding common stock. The repurchase plan authorizes management to repurchase from time to time up to 10% of the total outstanding shares of common stock as of December 8, 2007, subject to applicable SEC regulations and compliance with the Company's trading window policies. The Board's authorization is based on its belief that Procyon's common stock is underpriced at times given the Company's working capital, liquidity, assets, book value and future prospects. The shares may be repurchased from time to time in the open market, through block purchases or in privately negotiated transactions depending upon market conditions and other factors, in accordance with SEC Rule 10b-18. Procyon has no commitment or obligation to purchase all or any portion of the authorized shares. All shares purchased are canceled and returned to the status of authorized but unissued common stock. The plan does not have an expiration date. As of December 31, 2013, no shares of common stock had been repurchased by the Company pursuant to its repurchase plan.

NOTE D - INCOME TAXES AND AVAILABLE CARRYFORWARD

As of December 31, 2013, the Company had consolidated income tax net operating loss ("NOL") carryforward for federal income tax purposes of approximately $1,602,000. The NOL will expire in various years ending through the year 2023. The utilization of certain of the loss carryforwards are limited under Section 382 of the Internal Revenue Code.

The components of the provision for income tax benefits (expense) attributable to continuing and discontinued operations are as follows:

	Six Months 12/31/2013	Six Months 12/31/2012

Current

Federal	$0	$0

State	0	0
	$0	$0

Deferred

Federal	$(64,061)	$6,299

State	(10,966)	1,078
	$(75,027)	$7,377

Total Income Tax Benefit (Expense)	$(75,027)	$7,377

Deferred income taxes reflect the net tax effects of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

	Current	Non-Current

Deferred tax assets

NOL and contribution carryforwards	$106,727	$494,906

PTO Accounts	$9,755	—

Allowance for doubtful accounts	376	—
	116,858	494,906
Deferred tax (liabilities)

Excess of tax over book depreciation	—	(1,748)

	116,858	493,158

Net deferred tax asset (liability)	$116,858	$493,158

The Change in valuation allowance is as follows:

June 30, 2013	$—

December 31, 2013	$—

Change in valuation allowance	$—

Management believes it is more likely than not that it will realize the benefit of the NOL carryforward, because of its continuing trend of earnings. Therefore, a valuation allowance is not considered necessary.

Income taxes for the periods ended December 31, 2013 and 2012 differ from the amounts computed by applying the effective income tax rates of 37.63%, to income taxes as a result of the following:

	Six Months Dec. 31, 2013	Six Months Dec. 31, 2012

Expected benefit (provision) at US statutory rate	$(66,044)	$9,158

State income tax net of federal benefit (provision)	(7,051)	978

Nondeductible Expense	(1,932)	(1,938)

Change in estimates in available NOL carryforwards		(821)

Income Tax Benefit (Expense)	$(75,027)	$7,377

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

NOTE E - MORTGAGE PAYABLE

On July 21, 2006, we entered into a mortgage loan, guaranteed by our Chief Executive Officer Regina W. Anderson, for $508,000 with the Bank of America for the purchase of our corporate office building which has a net book value of approximately $441,643. The mortgage interest was originally fixed at 7.25%. As of September 21, 2010, the interest rate on the mortgage was adjusted to 6.85% for the remainder of the term of the loan. On January 15, 2013 the Company paid off the outstanding balance of the mortgage loan held on the building.

NOTE F - LINE OF CREDIT

The Company has a $250,000, due-on-demand line of credit with a financial institution, collateralized by the Company’s inventory of $213,101 and net accounts receivable assets of $287,322. The line of credit is renewable annually in April. Our Chief Executive Officer personally guaranteed the line of credit to the Company. At December 31, 2013, the Company owed $0 on the line of credit. The line of credit extends terms of cash advances at a variable rate set equal to the prime rate at the time of advance. The interest rate can fluctuate according to the changes in its published prime rate.

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

NOTE H - SUBSEQUENT EVENTS

We have evaluated subsequent events through February 12, 2014, which is the date the financial statements were available to be issued.

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

Accounts Receivable Allowance

Accounts receivable allowance reflects a reserve that reduces our customer accounts and receivable to the net amount estimated to be collectible. The valuation of accounts receivable is based upon the credit-worthiness of customers and third-party payers as well as historical collection experience. Allowances for doubtful accounts are recorded as a selling, general and administrative expense for estimated amounts expected to be uncollectible from third-party payers and customers. The Company bases its estimates on its historical collection experience, current trends, credit policy and on the analysis of accounts by aging category. At December 31, 2013 our allowance for doubtful accounts totaled $1,000.

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

Deferred Income Taxes

Deferred income taxes are recognized for the expected tax consequences in future years for differences between the tax bases of assets and liabilities and their financial reporting amounts, based upon enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. The Company accounts for income taxes under Topic 740 - Income Tax in the Accounting Standards Codification. A valuation allowance is used to reduce deferred tax assets to the net amount expected to be recovered in future periods. The estimates for deferred tax assets and the corresponding valuation allowance require us to exercise complex judgments. We periodically review and adjust those estimates based upon the most current information available. We did not have a valuation allowance as of December 31, 2013. Because the recoverability of deferred tax assets is directly dependent upon future operating results, actual recoverability of deferred tax assets may differ materially from our estimates.

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

FINANCIAL CONDITION

As of December 31, 2013 the Company's principal sources of liquid assets included cash of $858,794, inventories of $213,101, and net accounts receivable of $287,322. The company also has $156,857 in short term Certificate of Deposits. The Company had net working capital of $1,500,950, and no long-term debt at December 31, 2013.

During the six months ended December 31, 2013, cash increased from $772,728 as of June 30, 2013, to $858,794. Operating activities provided cash of $88,694 during the period, consisting primarily of net income of $119,219. Cash used for investing activities was $2,628 as compared to cash used of $9,657 for the corresponding period in 2012.

The Company reflected a current deferred tax asset of $116,858, and non-current deferred tax asset of $493,158, at December 31, 2013. Because the recoverability of deferred tax assets is directly dependent upon future operating results, actual recoverability of deferred tax assets may differ materially from our estimates.

RESULTS OF OPERATIONS

Comparison of the three and six months ended December 31, 2013 and 2012.

Net sales during the quarter ended December 31, 2013, were $792,449, as compared to $696,067 in the quarter ended December 31, 2012, an increase of $96,382, or approximately 14%. We believe that sales for the current three-month period increased when compared to the previous year primarily due to increased distributor sales. Net sales during the six months ended December 31, 2013, were $1,524,013, as compared to $1,304,440 in the six months ended December 31, 2012, an increase of $219,573, or approximately 17%. We believe that sales for the current six-month period increased when compared to the previous year primarily due to increased distributor sales.

Gross profit during the quarter ended December 31, 2013 was $596,345, as compared to $523,635 during the quarter ended December 31, 2012, an increase of $72,710, or 14%. As a percentage of net sales, gross profit was approximately 75% in the quarter ended December 31, 2013, and approximately 75% in the corresponding quarter in 2012. Gross profit during the six months ended December 31, 2013 was $1,155,484, as compared to $983,940 during the six months ended December 31, 2012, an increase of $171,544, or 17%. As a percentage of net sales, gross profit was approximately 76% in the six months ended December 31, 2013, and approximately 75% in the corresponding six months in 2012.

Operating expenses during the quarter ended December 31, 2013 were $505,779, consisting of $276,506 in salaries and benefits and $229,273 in selling, general and administrative expenses. This compares to operating expenses during the quarter ended December 31, 2012 of $508,650, consisting of $295,747 in salaries and benefits, and $212,903 in selling, general and administrative expenses. Expenses for the quarter ended December 31, 2013 decreased by $2,871, or approximately 1%, compared to the corresponding quarter in 2012. Salaries and benefit expenses were reduced for the quarter primarily due to use of Paid Time Off. Selling, general and administrative expenses increased primarily due to the expenses associated with relocating our VP of Sales. Operating expenses during the six months ended December 31, 2013 were $966,053, consisting of $558,509 in salaries and benefits and $407,544 in selling, general and administrative expenses. This compares to operating expenses during the six months ended December 31, 2012 of $1,008,713, consisting of $583,187 in salaries and benefits, and $425,526 in selling, general and administrative expenses. Expenses for the six months ended December 31, 2013 decreased by $42,660, or approximately 4%, compared to the corresponding six months in 2012. The decrease in expenses were primarily the result of reduction in Paid Time Off benefits and reallocation of some marketing expenses.

Operating profit increased by $78,581 to an operating profit of $93,566 for the quarter ended December 31, 2013, as compared to $14,985 in the comparable quarter of the prior year. Net Profit from operations before income taxes was $94,557 during the quarter ended December 31, 2013, as compared to $13,833 during the quarter ended December 31, 2012. We believe that the increase in net income before income taxes was primarily attributable to the increase in sales from distributors. Net income before income taxes increased secondarily due to a decrease in selling, general and administrative expenses. Operating profit increased by $217,204 to an operating profit of $192,431 for the six months ended December 31, 2013, as compared to an operating loss of $24,773 in the comparable six months of the prior year. Net Profit from operations before income taxes was $194,246 during the six months ended December 31, 2013, as compared to a loss of $26,936 during the six months ended December 31, 2012. We believe that the increase in net income before income taxes was primarily attributable to the increase in sales from distributors. Net income before income taxes increased secondarily due to a decrease in selling, general and administrative expenses.

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

During fiscal 2014, the Company will continue to address changes needed to improve segregation of duties consistent with control objectives. We have added staff to grow sales. We expect that increased sales will enable us to add support staff, specifically in the accounting and shipping departments. A secondary effect of adding more staff will address needed improvements in segregation of duties consistent with control objectives.

PART II. OTHER INFORMATION

ITEM 5. OTHER INFORMATION

On December 10, 2013, the Board of Directors of Procyon Corporation (the “Company”) unanimously voted to increase the number of directors to eight. In addition, the Board of Directors unanimously voted to fill the new vacancy on the Board with the appointment of Dr. Paul E. Kudelko, Sr., a resident of Clearwater, Florida.

Dr. Kudelko is a retired cardiovascular physician. At the time of his retirement in 2010, Dr. Kudelko had practiced with the Clearwater Cardiovascular and Interventional Consultants for the past seven years. Dr. Kudelko attended Duquesne University, graduated from the Kirksville College of Osteopathic Medicine, and was a resident in medicine at Detroit Osteopathic Hospital and Riverside Hospital, Trenton, MI. Dr. Kudelko acted as Affiliate Assistant Professor, Department of Family Medicine, and Department of Internal Medicine, at the University of South Florida College of Medicine in Tampa, FL for a total of approximately eleven years.

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

PROCYON CORPORATION

February 14, 2014	By: /s/ REGINA W. ANDERSON
Date	Regina W. Anderson, Chief Executive Officer