Form 10-Q
period 2014-03-31
PROCYON CORP
filed 2014-05-14
CIK 812306

SECURITIES & EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

[x] Quarterly Report Under Section 13 or 15 (d) of
the Securities Exchange Act of 1934

For Quarterly Period Ended March 31, 2014

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

YES ☐   NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common stock, no par value; 8,060,388 shares outstanding as of May 9, 2014.

PART I. - FINANCIAL INFORMATION

PROCYON CORPORATION & SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
March 31, 2014 and June 30, 2013

	(unaudited)	(audited)
ASSETS	March 31,	June 30,
	2014	2013

CURRENT ASSETS
Cash	$769,593	$772,728
Certificates of Deposit, plus accrued interest	157,014	156,421
Accounts Receivable, less allowance for doubtful	188,361	194,486
accounts of $1,000.
Inventories	279,513	212,944
Prepaid Expenses	197,410	146,341
Deferred Tax Asset	77,638	94,007
TOTAL CURRENT ASSETS	1,669,529	1,576,927

PROPERTY AND EQUIPMENT, NET	466,384	488,556

OTHER ASSETS
Deposits	792	792
Deferred Tax Asset	537,634	591,036
	538,426	591,828

TOTAL ASSETS	$2,674,339	$2,657,311

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts Payable	$118,530	$137,057
Accrued Expenses	135,407	169,923
TOTAL CURRENT LIABILITIES	253,937	306,980

STOCKHOLDERS' EQUITY
Preferred Stock, 496,000,000 shares	—	—
authorized, none issued.
Series A Cumulative Convertible Preferred Stock,	149,950	149,950
no par value; 4,000,000 shares authorized;
194,100 shares issued and outstanding.
Common Stock, no par value, 80,000,000 shares	4,421,676	4,421,676
authorized; 8,060,388 shares issued and
outstanding.
Paid-in Capital	6,000	6,000
Accumulated Deficit	(2,157,224)	(2,227,295)
TOTAL STOCKHOLDERS' EQUITY	$2,420,402	2,350,331

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,674,339	$2,657,311

The accompanying notes are an integral part of these financial statements.

3

PROCYON CORPORATION & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Three and Nine Months Ended March 31, 2014 and 2013

	(unaudited)	(unaudited)	(unaudited))	(unaudited)
	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	Mar. 31, 2014	Mar. 31, 2013	Mar. 31, 2014	Mar. 31, 2013

NET SALES	$666,700	$686,727	$2,190,713	$1,991,167

COST OF SALES	174,905	166,115	543,434	486,615

GROSS PROFIT	491,795	520,612	1,647,279	1,504,552

OPERATING EXPENSES
Salaries and Benefits	287,529	289,996	846,038	873,182
Selling, General and Administrative	259,568	205,523	664,111	631,050
	547,097	495,519	1,510,149	1,504,232

INCOME (LOSS) FROM OPERATIONS	(55,302)	25,093	137,130	320

OTHER INCOME (EXPENSE)
Interest Expense	—	(241)	—	(3,578)
Interest Income	896	1,036	2,711	2,210
	896	795	2,711	(1,368)

INCOME (LOSS) BEFORE INCOME TAXES	(54,406)	25,888	139,841	(1,048)

INCOME TAX (EXPENSE) / BENEFIT	5,257	(99,142)	(69,770)	(91,765)

NET INCOME (LOSS)	(49,149)	(73,254)	70,071	(92,813)

Dividend requirements on preferred stock	(4,853)	(4,853)	(14,558)	(14,558)

Basic net income (loss) available to common shares	$(54,002)	$(78,107)	$55,513	$(107,371)

Basic net income (loss) per common share	$(0.01)	$(0.01)	$0.01	$(0.01)

Weighted average number of common shares outstanding	8,060,388	8,060,388	8,060,388	8,060,388

Diluted net income (loss) per common share	$(0.01)	$(0.01)	$0.01	$(0.01)

Weighted average number of common shares outstanding, diluted	8,060,388	8,060,388	8,254,488	8,060,388

The accompanying notes are an integral part of these financial statements.

4

PROCYON CORPORATION & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ending March 31, 2014 and 2013

	(unaudited)	(unaudited)
	March 31,	March 31,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES

Net Income (Loss)	$70,071	$(92,813)
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	24,800	24,274
Deferred Income Taxes	69,770	91,765
Accrued Interest on Certificates of Deposit	5	(705)
Decrease (increase) in:
Accounts Receivable	6,014	22,264
Inventory	(66,569)	(89,161)
Prepaid Expenses	(51,069)	(13,734)
Increase (decrease) in:
Accounts Payable	(18,527)	(40,774)
Accrued Expenses	(34,515)	(37,293)
NET CASH USED BY OPERATING ACTIVITIES	(20)	(136,177)

CASH FLOW FROM INVESTING ACTIVITIES

Purchase of Certificate of Deposit	(487)
Purchase of property & equipment	(2,628)	(12,470)
NET CASH USED BY INVESTING ACTIVITIES	(3,115)	(12,470)

CASH FLOW FROM FINANCING ACTIVITIES

Payments on Mortgage Payable	—	(108,471)
NET CASH USED BY FINANCING ACTIVITIES	—	(108,471)

NET CHANGE IN CASH	(3,135)	(257,118)

CASH AT BEGINNING OF PERIOD	772,728	907,052

CASH AT END OF PERIOD	$769,593	$649,934

SUPPLEMENTAL DISCLOSURES

Interest Paid	$—	$3,764
Taxes Paid	$—	$—

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

On March 31, 2014, there were no outstanding options to purchase shares of our common stock. Therefore, the adoption of Topic 718 does not have a material impact on our statement of operations for period ending March 31, 2014.

The fair value of a stock option is determined using the Black-Scholes option-pricing model, which values options based on the stock price at the grant date, the expected life of the option, the estimated volatility of the stock, the expected dividend payments, and the risk-free interest rate over the life of the option. There were no options granted during the quarters ended March 31, 2014 and 2013.

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

For the three months ended March 31, 2014 and 2013, as well as the nine months ended March 31, 2013, the potential dilutive effects of the preferred stock was excluded from the weighted-average shares outstanding as the shares would have an antidilutive effect on the loss from continuing operations.

NOTE B - INVENTORIES

Inventories consisted of the following:
	March 31,	June 30,
	2014	2013
Finished Goods	$120,573	$113,553
Raw Materials	$158,940	$99,391
	$279,513	$212,944

NOTE C - STOCKHOLDERS’ EQUITY

During January 1995, the Company's Board of Directors authorized the issuance of up to 4,000,000 shares of Series A Cumulative Convertible Preferred Stock (“Series A Preferred Stock”). The preferred stockholders are entitled to receive, as and if declared by the board of directors, quarterly dividends at an annual rate of $.10 per share of Series A Preferred Stock per annum. Dividends will accrue without interest and will be cumulative from the date of issuance of the Series A Preferred Stock and will be payable quarterly in arrears in cash or publicly traded common stock when and if declared by the Board of Directors. As of March 31, 2014, no dividends have been declared. Dividends in arrears on the outstanding preferred shares total $327,069 as of March 31, 2014.

Holders of the Preferred Stock have the right to convert their shares of Preferred Stock into an equal number of shares of Common Stock of the Company. In addition, Preferred Stock holders have the right to vote the number of shares into which their shares are convertible into Common Stock. Such preferred shares will automatically convert into one share of Common Stock at the close of a public offering of Common Stock by the Company provided the Company receives gross proceeds of at least $1,000,000, and the initial offering price of the Common Stock sold in such offering is equal to or in excess of $1 per share. The Company is obligated to reserve an adequate number of shares of its common stock to satisfy the conversion of all the outstanding Series A Preferred Stock. There were no shares converted during the reporting period. So long as any share of Series A Preferred Stock is outstanding, the Company is prohibited from declaring dividends or other distributions related to its Common Stock or purchasing, redeeming or otherwise acquiring any of the Common Stock.

The Board of Directors of the Company approved a plan on December 8, 2007 to repurchase shares of Procyon Corporation’s outstanding common stock. Effective May 1, 2014, the Board of Directors approved the termination of the repurchase plan. As of March 31, 2014, no shares of common stock had been repurchased by the Company pursuant to its repurchase plan.

NOTE D - INCOME TAXES AND AVAILABLE CARRYFORWARD

As of March 31, 2014, the Company had consolidated income tax net operating loss ("NOL") carryforward for federal income tax purposes of approximately $1,612,000. The NOL will expire in various years ending through the year 2022. The utilization of certain of the loss carryforwards are limited under Section 382 of the Internal Revenue Code.

The components of the provision for income tax benefits (expense) attributable to continuing and discontinued operations are as follows:

	Nine Months 3/31/2014	Nine Months 3/31/2013
Current
Federal	$0	$0
State	0	0
	$0	$0

Deferred
Federal	$(59,572)	$(78,352)
State	(10,198)	(13,413)
	$(69,770)	$(91,765)

Total Income Tax Benefit (Expense)	$(69,770)	$(91,765)

Deferred income taxes reflect the net tax effects of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

	Current	Non-Current
Deferred tax assets
NOL and contribution carryforwards	$68,997	$537,818
PTO Accounts	$8,265	—
Allowance for doubtful accounts	376	—
	77.639	537.818
Deferred tax (liabilities)
Excess of tax over book depreciation	—	(184)
	77,638	537,634

Net deferred tax asset (liability)	$77,638	$537,634

The Change in valuation allowance is as follows:

June 30, 2013	$—
March 31, 2014	$—
Change in valuation allowance	$—

Management believes it is more likely than not that it will realize the benefit of the NOL carryforward, because of its continuing trend of earnings. Therefore, a valuation allowance is not considered necessary.

Income taxes for the periods ended March 31, 2014 and 2013 differ from the amounts computed by applying the effective income tax rates of 37.63%, to income taxes as a result of the following:

	Nine Months Mar. 31, 2014	Nine Months Mar. 31, 2013
Expected benefit (provision) at US statutory rate	$(47,546)	$356
State income tax net of federal benefit (provision)	(5,076)	38
Nondeductible Expense	(2,661)	(3,144)
Change in estimates in available NOL carryforwards	(14,487)	(89,015)
Income Tax Benefit (Expense)	$(69,770)	$(91,765)

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

NOTE E - MORTGAGE PAYABLE

On July 21, 2006, we entered into a mortgage loan, guaranteed by our Chief Executive Officer Regina W. Anderson, for $508,000 with the Bank of America for the purchase of our corporate office building which has a net book value of approximately $437,467. The mortgage interest was originally fixed at 7.25%. As of September 21, 2010, the interest rate on the mortgage was adjusted to 6.85% for the remainder of the term of the loan. On January 15, 2013 the Company paid off the outstanding balance of the mortgage loan held on the building.

NOTE F - LINE OF CREDIT

The Company has a $250,000, due-on-demand line of credit with a financial institution, collateralized by the Company’s inventory of $279,513 and net accounts receivable assets of $188,361. The line of credit is renewable annually in April. Our Chief Executive Officer personally guaranteed the line of credit to the Company. At March 31, 2014, the Company owed $0 on the line of credit. The line of credit extends terms of cash advances at a variable rate set equal to the prime rate at the time of advance. The interest rate can fluctuate according to the changes in its published prime rate.

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

NOTE H - SUBSEQUENT EVENTS

We have evaluated subsequent events through May 9, 2014, which is the date the financial statements were available to be issued.

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

Accounts Receivable Allowance

Accounts receivable allowance reflects a reserve that reduces our customer accounts and receivable to the net amount estimated to be collectible. The valuation of accounts receivable is based upon the credit-worthiness of customers and third-party payers as well as historical collection experience. Allowances for doubtful accounts are recorded as a selling, general and administrative expense for estimated amounts expected to be uncollectible from third-party payers and customers. The Company bases its estimates on its historical collection experience, current trends, credit policy and on the analysis of accounts by aging category. At March 31, 2014 our allowance for doubtful accounts totaled $1,000.

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

Deferred Income Taxes

Deferred income taxes are recognized for the expected tax consequences in future years for differences between the tax bases of assets and liabilities and their financial reporting amounts, based upon enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. The Company accounts for income taxes under Topic 740 - Income Tax in the Accounting Standards Codification. A valuation allowance is used to reduce deferred tax assets to the net amount expected to be recovered in future periods. The estimates for deferred tax assets and the corresponding valuation allowance require us to exercise complex judgments. We periodically review and adjust those estimates based upon the most current information available. We did not have a valuation allowance as of March 31, 2014. Because the recoverability of deferred tax assets is directly dependent upon future operating results, actual recoverability of deferred tax assets may differ materially from our estimates.

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

FINANCIAL CONDITION

As of March 31, 2014 the Company's principal sources of liquid assets included cash of $769,593, inventories of $279,513, and net accounts receivable of $188,361. The company also has $157,014 in short term Certificate of Deposits. The Company had net working capital of $1,415,592, and no long-term debt at March 31, 2014.

During the nine months ended March 31, 2014, cash decreased from $772,728 as of June 30, 2013, to $769,593. Operating activities used cash of $20 during the period, consisting of normal changes in operating assets. Cash used for investing activities was $3,115 as compared to cash used of $12,470 for the corresponding period in 2013.

The Company reflected a current deferred tax asset of $77,638, and non-current deferred tax asset of $537,634, at March 31, 2014. Because the recoverability of deferred tax assets is directly dependent upon future operating results, actual recoverability of deferred tax assets may differ materially from our estimates.

RESULTS OF OPERATIONS

Comparison of the three and nine months ended March 31, 2014 and 2013.

Net sales during the quarter ended March 31, 2014, were $666,700, as compared to $686,727 in the quarter ended March 31, 2013, a decrease of $20,027, or approximately 3%. We believe that sales for the current three-month period decreased when compared to the previous year primarily due a decline in the number of patients’ visits to doctor’s offices. Net sales during the nine months ended March 31, 2014, were $2,190,713, as compared to $1,991,167 in the nine months ended March 31, 2013, an increase of $199,546, or approximately 10%. We believe that sales for the current nine-month period increased when compared to the previous year primarily due to growth in current markets as well as expanding markets including international business.

Gross profit during the quarter ended March 31, 2014 was $491,795, as compared to $520,612 during the quarter ended March 31, 2013, a decrease of $28,817, or 6%. As a percentage of net sales, gross profit was approximately 74% in the quarter ended March 31, 2014, and approximately 76% in the corresponding quarter in 2013. Gross profit during the nine months ended March 31, 2014 was $1,647,279, as compared to $1,504,552 during the nine months ended March 31, 2013, an increase of $142,727, or 9%. As a percentage of net sales, gross profit was approximately 75% in the nine months ended March 31, 2014, and approximately 76% in the corresponding nine months in 2013.

Operating expenses during the quarter ended March 31, 2014 were $547,097, consisting of $287,529 in salaries and benefits and $259,568 in selling, general and administrative expenses. This compares to operating expenses during the quarter ended March 31, 2013 of $495,519, consisting of $289,996 in salaries and benefits, and $205,523 in selling, general and administrative expenses. Expenses for the quarter ended March 31, 2014, increased by $51,578, or approximately 10%, compared to the corresponding quarter in 2013. Salaries and benefit expenses were reduced for the quarter primarily due to changes in the accrual of Paid Time Off. Selling, general and administrative expenses increased primarily due to increases in marketing, legal fees and research and development cost. Operating expenses during the nine months ended March 31, 2014 were $1,510,149, consisting of $846,038 in salaries and benefits and $664,111 in selling, general and administrative expenses. This compares to operating expenses during the nine months ended March 31, 2013 of $1,504,232, consisting of $873,182 in salaries and benefits, and $631,050 in selling, general and administrative expenses. Expenses for the nine months ended March 31, 2014 increased by $5,917, or approximately less than 1%, compared to the corresponding nine months in 2013. The increase in expenses were primarily the result of reduction in Paid Time Off benefits offset by increases in professional fees, R & D.

Operating profit decreased by $80,395 to an operating loss of $55,302 for the quarter ended March 31, 2014, as compared to $25,093 in the comparable quarter of the prior year. Net Loss before income taxes was $54,406 during the quarter ended March 31, 2014, as compared to net income of $25,888 during the quarter ended March 31, 2013. We believe that the decrease in net income before income taxes was primarily attributable to the decrease in sales combined with higher than usual expenses for professional and R & D expenses. Operating profit increased by $136,810 to an operating profit of $137,130 for the nine months ended March 31, 2014, as compared to $320 in the comparable nine months of the prior year. Net Profit before income taxes was $139,841 during the nine months ended March 31, 2014, as compared to a loss of $1,048 during the nine months ended March 31, 2013. We believe that the increase in net income before income taxes was primarily attributable to the increase in sales. Net income before income taxes increased secondarily due to a decrease in salary and benefit costs.

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

PART II. OTHER INFORMATION

ITEM 5. OTHER INFORMATION

Effective May 1, 2014, the Company’s Board of Directors approved the termination of the Company common stock repurchase plan.

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

PROCYON CORPORATION

May 9, 2014	By:/s/ REGINA W. ANDERSON
Date	Regina W. Anderson, Chief Executive Officer