Form 10-K
period 2014-06-30
PROCYON CORP
filed 2014-09-29
CIK 812306

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[x]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2014

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

The aggregate market value of the 3,726,188 shares of Common Stock held by non-affiliates was $409,881 on September 4, 2014 based on the average bid and asked price of $.11 on such date.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

As of September 17, 2014, there were 8,060,388 shares of the issuers Common Stock outstanding.

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

Procyon, a Colorado corporation, was incorporated on March 19, 1987, and was deemed a development stage company until May 1996, when we acquired Amerx, a corporation based in Clearwater, Florida, which was wholly owned by John C. Anderson, our deceased Chief Executive Officer. Amerx develops and markets proprietary medical products used in the treatment of pressure ulcers, dermatitis, inflammation and other skin problems. Historically, Amerx’s products are sold through distributors to healthcare institutions, such as physicians, nursing homes and home health care agencies and to retailers, including national and regional chain stores and pharmacies.

Sirius no longer has any material operations.

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

Amerx spent approximately $21,000 towards research and development efforts over the past fiscal year. These efforts were directed towards additional studies aimed at expanding existing markets and potential new products.

Each Amerx product is based on proprietary formulations which we protect as trade secret information and with registered trademarks. Each product is also registered with the Food and Drug Administration (“FDA”) and receives a National Drug Code.

Amerx’s sales increased by 3% during the year ended June 30, 2014 (“fiscal 2014"). In fiscal 2014, Amerx made progress in sales distributed across its entire product line through its marketing focus on the benefits of its proprietary ingredient, Oakin®, contained in its products. The Amerigel® product line continues to gain acceptance within the health care community. Amerx owns and operates three different websites. The sites can be viewed at www.amerigel.com, www.amerxhc.com, and www.amerxstore.com. These websites provide viewer-focused information about Amerx’s products to consumers (amerigel.com) and health care providers (amerxhc.com). Amerxstore.com is equipped to handle direct sales to the public.

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

Distribution and Sales

Amerx’s traditional method of distribution has been through retail and institutional distributors. We expect to continue increasing our distributor base, particularly with distributors capable of introducing Amerx’s products in new medical specialty markets, in new geographical areas and to new retail chains. Distributors typically purchase products from Amerx on standard credit terms (2% 10, net 30). Amerx supports its distributors through product literature, advertising and participation at industry trade shows. All existing distributors sell Amerx products on a non-exclusive basis.

We periodically receive inquiries about international market distribution for the AmeriGel® product line. These inquiries have been generated by our advertising, market presence and web sites (www.amerxhc.com and www.amerigel.com). We respond to and pursue all such inquiries, while complying with applicable international regulatory guidelines.

In fiscal 2014, Amerx generated all of our net sales of approximately $2,839,000.

Significant Customer

During fiscal 2014, sales to one customer accounted for approximately 18% of Amerx’s sales. The loss of this customer could materially and adversely affect our financial condition and the results of our operations. The Company has been able to maintain relationships with its distributors and has been able to establish relationships with new distributors each year.

Manufacturing

During the first three quarters portion of fiscal 2014, the majority of manufacturing of Amerx’s products was completed by a non-affiliated manufacturing facility. This company has also performed research and development for Amerx in the past and we expect that it will perform research and development activities for Amerx in the future on an as needed basis. Amerx does not have a written contract with this manufacturer and there are no minimum purchase requirements. In fiscal 2014, Amerx signed a manufacturing agreement with an additional non-affiliated manufacturer to produce current products as needed. This agreement and new manufacturer reduces the potential risk associated with relying on a single manufacturer. In fiscal 2014, Amerx used a separate facility to manufacture the AmeriGel® Wound Wash. Amerx believes there are additional companies that could manufacture Amerx’s products according to its specifications, if necessary.

Amerx’s manufacturing and packaging activities are performed pursuant to current good manufacturing practices (“CGMP”) as defined under the United States Federal Food, Drug and Cosmetic Act, as amended (the “FFDC Act”) and the regulations promulgated under the FFDC Act. All manufacturing activities are required to comply with the product specifications, supplies and test methods developed by Amerx specifically for its products, as well as the CGMP.

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

Order Placement and Backlog

There were approximately $31,000 in back orders as of June 30, 2014 due to timely receipt of product from the manufacturer.

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

We believe that we are in compliance with all applicable laws and regulations relating to our operations in all material respects. Compliance with the various provisions of national, state and local laws and regulations has had a material adverse effect upon the capital expenditures, earnings, financial position, liquidity and competitive position of the Company. We have incurred and will continue to incur costs in order to remain compliant with the latest regulations of the SEC and the FDA.

Employees

As of September 1, 2014, the Company and its subsidiary employ a total of 14 full time and 1 part time employees consisting of 5 management employees, 5 sales-related employees and 4 administrative employees. One employee works under Procyon, thirteen employees work under the Amerx subsidiary.

ITEM 2.   PROPERTIES

We currently maintain our offices, and those of Amerx and Sirius, at 1300 South Highland Ave, Clearwater, Florida 33756. Our offices consist of approximately 3,800 square feet of space. We believe the facility is adequate for our current needs. The Company leased this building until July 2006, when it purchased the building from the lessor for $550,000. In addition, at the same time, we closed on a loan provided by Bank of America, N.A. in the amount of $508,000, evidenced by a promissory note. Further, the purchase and loan were secured by a mortgage, also dated July 21, 2006, between the Company and Bank of America. Our Chief Executive Officer personally guaranteed the loan. On January 15, 2013 the Company paid off the outstanding balance of the mortgage loan held on the building. We own the building free and clear of all liens.

ITEM 3.   LEGAL PROCEEDINGS

The Company and its subsidiaries are not a party to any pending material legal proceedings nor is our property the subject of a pending legal proceeding.

PART II

ITEM 5.    MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND PURCHASES OF EQUITY                   SECURITIES.

The Company’s Common Stock is quoted on the OTCQB electronic quotations system run by OTC Markets Group, Inc. The following table sets forth for each period indicated the high and low closing bid prices for the Common Stock, as reported by OTC Markets Group, Inc. Bid quotations reflect inter-dealer quotations, without retail markups, markdowns or commissions, and do not necessarily reflect actual transactions.

Fiscal 2014	HIGH	LOW
First Quarter	$.19	$.09
Second Quarter	$.17	$.10
Third Quarter	$.35	$.16
Fourth Quarter	$.35	$.13

Fiscal 2013
First Quarter	$.25	$.18
Second Quarter	$.20	$.12
Third Quarter	$.24	$.03
Fourth Quarter	$.24	$.09

As of September 15, 2014, there were approximately 130 record holders of the Company’s Common Stock. On September 4, 2014, the closing bid price of the Company’s common stock was $.11 and the closing ask price was $.11. On September 4, 2014, the last date on which a sale occurred, the last reported sale price was $.11.

Holders of Common Stock are entitled to receive such dividends if declared by the Company’s Board of Directors. We have not declared any dividends on our Common Stock and have no current plans to declare a dividend in the immediate future.

Holders of the Series A Cumulative Convertible Preferred Stock (the “Preferred Stock”) are entitled to receive, if declared by the Board of Directors, quarterly dividends at an annual rate of $.10 per share. Dividends accrue without interest, from the date of issuance, and are payable in arrears in cash or common stock, when and if declared by the Board of Directors. No dividends had been declared or paid at June 30, 2014, and dividends, if ever declared, in arrears at such date total $331,921.

Holders of the Preferred Stock have the right to convert their shares of Preferred Stock into an equal number of shares of Common Stock of the Company. In addition, every holder of preferred stock is entitled to that number of votes equal to the number of shares of common stock into which the preferred stock is convertible. Such preferred shares will automatically convert into one share of Common Stock at the close of a public offering of Common Stock by the Company provided the Company receives gross proceeds of at least $1,000,000, and the initial offering price of the Common Stock sold in such offering is equal to or in excess of $1 per share. During fiscal 2014, no holders of shares of Preferred Stock voluntarily converted their Preferred shares into shares of Common Stock. So long as any shares of Series A Preferred Stock are outstanding, the Company is prohibited from declaring dividends or other distributions related to its Common Stock or purchasing, redeeming or otherwise acquiring any of the Common Stock.

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

Equity Compensation Plan Information

The following table contains information regarding Procyon’s equity compensation plans as of June 30, 2014. The Company maintains one equity compensation plan, Procyon Corporation 2009 Stock Option Plan (the "2009 Option Plan"), which was approved by our shareholders in December 2009. However, no stock options have been issued under the 2009 Option Plan. Our 1998 Omnibus Stock Option plan (the “1998 Option Plan”) expired by its own terms in December 2008. No additional options may be issued under the 1998 Option Plan, and none remain outstanding.

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

Our business in general is subject to certain risks including but not limited to the following:

-	we may not be able to produce or obtain, or may have to obtain at excessive prices, the raw materials and finished goods we need;
-	the vendors on whom we rely for manufacturing certain products may go out of business, fail to meet demand or provide shipments on an untimely basis;
-	competitive pressures may require us to lower our prices on certain products, thereby adversely affecting operational results;
-	we may not be able to obtain, or obtain at uneconomic expense and protracted time, the regulatory approval of new products;
-	no assurance can be given that we will remain in compliance with applicable FDA and other regulatory requirements once clearance or approval has been obtained for a product. We must incur expense and spend time and effort to ensure compliance with these complex regulations. Possible regulatory actions could include warning letters, fines, damages, injunctions, civil penalties, recalls seizures of our products, and criminal prosecution;
-	consumers or distributors may not favorably receive our new or existing products;
-	we may not be able to obtain adequate financing to fund our operations or expansion;
-	a relatively small group of products may represent a significant portion of our net revenues or net earnings from time to time; if the volume or pricing of any of these products declines, it could have a material adverse effect on our business, financial position and results of operations;
-	we currently sell a large portion of our products to one customer; the loss of that customer would have a material adverse effect upon our financial position and results of operations;
-	we could experience reduced revenues and profits if Medicare or other government programs change, delay or deny reimbursement claims;
-	we are subject to various federal, state, and international laws and regulations pertaining to government benefit program reimbursement, price reporting and regulation, and health care fraud and abuse, including anti-kickback and false claims laws, the Medicaid Rebate Statute, the Veterans Health Care Act, and individual state laws relating to pricing and sales and marketing practices; violations of these laws may be punishable by criminal and/or civil sanctions, including, in some instances, substantial fines, imprisonment, and exclusion from participation in federal and state health care programs, including Medicare, Medicaid, and Veterans Administration health programs; violations of these laws, or allegations of such violations, could disrupt our business and result in a material adverse effect on our revenues, profitability, and financial condition;
-	the loss of senior management or other key personnel, or our inability to attract and retain additional senior management or other key personnel, could adversely affect our ability to execute our business plan;

-	we could become subject to new unanticipated governmental regulations or fail to comply with regulations applicable to our products, which could materially and adversely affect our business, financial position and results of operations; and
-	legislative or regulatory programs that may influence prices of prescription drugs could have a material adverse effect on our business;
-	the demand for our products may decrease because of various factors, such as adverse business conditions and a sluggish U.S. economy;
-	our product supply and related patient access to products could be negatively impacted by, among other things: (i) seizure or recalls of products or forced closings of manufacturing plants, (ii) supply chain continuity including from natural or man-made disasters at one of our facilities or at a critical supplier or vendor, as well as our failure or the failure of any of our vendors or suppliers to comply with Current Good Manufacturing Practices and other applicable regulations and quality assurance guidelines that could lead to manufacturing shutdowns, product shortages and delays in product manufacturing, (iii) manufacturing, quality assurance/quality control, supply problems or governmental approval delays, (iv) the failure of a sole source or single source supplier to provide us with necessary raw materials, supplies or finished goods for an extended period of time, (v) the failure of a third-party manufacturer to supply us with finished product on time, (vi) construction or regulatory approval delays related to new facilities or the expansion of existing facilities (vii) the failure to meet new and emerging regulations requiring products to be tracked throughout the distribution channels using unique identifiers and (viii) other manufacturing or distribution issues including limits to manufacturing capacity due to regulatory requirements; changes in the types of products produced; physical limitations or other business interruptions;
-	we may experience an increase in the number and magnitude of delinquent or uncollectible customer accounts during periods of economic downturn.

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

Deferred Income Taxes

Deferred income taxes are recognized for the expected tax consequences in future years for differences between the tax bases of assets and liabilities and their financial reporting amounts, based upon exacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. The Company accounts for income taxes under Topic 740 - Income Tax in the Accounting Standards Codification. A valuation allowance is used to reduce deferred tax assets to the net amount expected to be recovered in future periods. The estimates for deferred tax assets and the corresponding valuation allowance require us to exercise complex judgments. We periodically review and adjust those estimates based upon the most current information available. We did not have a valuation allowance as of June 30, 2014. Because the recoverability of deferred tax assets is directly dependent upon future operating results, actual recoverability of deferred tax assets may differ materially from our estimates.

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

In May 2014, the FASB issued a new standard related to revenue recognition. Under the new standard, recognition of revenue occurs when a customer obtains control of promised goods or services in an amount that reflects the consideration to which the entity expects to receive in exchange for those goods or services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The new standard will be effective for the Company beginning July 1, 2017 and early adoption is not permitted. We are currently evaluating the impact this standard will have on our consolidated financial statements.

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

Future Expectations

Amerx expects to further penetrate the health care market through its participation in industry trade shows, advertisements in trade journals, development of additional distributor relationships and by opening new geographical territories (including international markets). Amerx management seeks to develop additional markets as the Amerigel product line gains broader acceptance in markets involved in advanced wound and skin care. Amerx management also seeks to develop new products to be released as soon as practicable.

Results of Operations

Comparison of Fiscal 2014 and 2013.

During fiscal 2014 and 2013, our results of operations related solely to the operations of Amerx. Net sales during fiscal 2014 were approximately $2,839,000 as compared to approximately $2,750,000 in fiscal 2013, a increase of approximately $89,000, or 3%. Amerx hopes to capture more of the health care market in fiscal 2015, as well as increase the penetration of new markets including government contracts and international markets.

Cost of sales increased to approximately $709,000 in fiscal 2014, as compared to approximately $701,000 in fiscal 2013, or less then 1%. Cost of sales in fiscal 2014, as a percentage of net sales, remained constant at approximately 25%.

Gross profit increased to approximately $2,130,000 during fiscal 2014, as compared to approximately $2,049,000 during fiscal 2013, an increase of about $81,000, or 4%. As a percentage of net sales, gross profit was approximately 75% in both fiscal 2014and fiscal 2013.

Operating expenses during fiscal 2014 were approximately $2,065,000, consisting of approximately $1,153,000 in salaries and benefits and $911,000 in selling, general and administrative expenses. Operating expenses in fiscal 2013 were approximately $2,061,000 and consisted of approximately $1,172,000 in salaries and benefits and approximately $889,000 in selling, general and administrative expenses. This represents an increase in expenses of approximately $3,000 in fiscal 2014 over the operating expenses in fiscal 2013. As a percentage of net sales, operating expenses during fiscal 2014 decreased to 73% as compared to 75% during fiscal 2013, as net sales increased approximately $89,000 for the year on an approximately $3,000 increase in expenses.

Income from operations increased to a profit of approximately $65,000 in 2014, as compared to approximately $13,000 loss in fiscal 2013. Net profit (after dividend requirements for Preferred Shares) was approximately $4,000 during fiscal 2014, compared to a net loss of approximately $124,000 during fiscal 2013. The Company also recorded approximately $45,000 of income tax expense in arriving at net income available to common shares in fiscal 2014.

As of June 30, 2014, the Company had deferred tax asset of $639,732, consisting primarily of the tax benefit of net operating loss carryforwards. Management believes it is more likely than not that it will realize the benefit of the NOL carryforward, because of its continuing trend of earnings. Therefore, a valuation allowance is not considered necessary.

Liquidity and Capital Resources

Historically, we have financed our operations through revenues from operations. As of June 30, 2014, our principal sources of liquidity included inventories of approximately $276,000, net accounts receivable of approximately $301,000, cash of approximately $583,000, and certificates of deposit of approximately $157,000. We had working capital of approximately $1,350,000 at June 30, 2014.

Operating activities used cash of approximately $179,000 during fiscal 2014, and used approximately $13,000 during fiscal 2013, consisting primarily of an increase in accounts receivable of $106,000 in fiscal 2014 and $104,000 net loss in fiscal 2013. Cash used by investing activities during fiscal 2014 was approximately $11,000 as compared to cash used in fiscal 2013 of approximately $12,000, respectively. Cash used by financing activities during fiscal 2014 was approximately $0, and $108,000 during fiscal 2013.

During fiscal 2014, no holders of shares of Preferred Stock converted their shares to Common Stock.

Commitments of Capital Expenditures

At June 30, 2014, the Company had no commitments for capital expenditures.

Off-Balance Sheet Arrangements

During fiscal years 2014 and 2013, we did not have any relationships or arrangements with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated financial statements as of June 30, 2014, and 2013 were audited by Ferlita, Walsh, Gonzalez and Rodriguez, P.A., the Company’s independent auditors, as indicated in their report included appearing at page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL

DISCLOSURE.

None.

ITEM 9A.   CONTROLS AND PROCEDURES.

Management of the Company, with the participation of the Chief Executive Officer and the Chief Financial Officer, has conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this report. Based on that evaluation, management, including the Chief Executive Officer and Chief Financial Officer, concluded that, as of the date of this report, the Company’s disclosure controls and procedures are not effective in ensuring that all material information relating to the Company required to be disclosed in this report has been made known to management in a timely manner and ensuring that this information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations, because of the identification of a certain material weakness in our internal controls over financial reporting which is identified below, which we view as an integral part of our disclosure controls and procedures.

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

(a) Management’s annual report on internal control over financial reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. The Company’s internal controls system was designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation and fair presentation of published financial statements.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2014. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework, Guidance for Smaller Public Companies. Our assessment based on those criteria concludes that, as of June 30, 2014, the Company’s internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with Generally Accepted Accounting Principles (“GAAP”) rules as more fully described below. This was due to a deficiency that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be a material weakness. The matter involving internal controls and procedures that the Company’s management considers to be a material weakness under the standards of the Public Company Accounting Oversight Board in fiscal 2014 is inadequate segregation of duties consistent with control objectives. Management believes that this material weakness did not have an adverse effect on the Company’s financial results reported herein. The one remaining deficiency will be remedied with growth of the company in the future and hiring of additional personnel.

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

(c) Changes in internal control over financial reporting. The Company has eliminated all material weaknesses with the exception of the segregation of duties weakness noted above. The Company will not be able to eliminate this weakness until such time as growth in the numbers of employees permits. As the Company grows this will be addressed.

ITEM 9B.   OTHER INFORMATION

On December 10, 2013, the Board of Directors of Procyon Corporation (the “Company”) unanimously voted to increase the number of directors to eight. In addition, the Board of Directors unanimously voted to fill the new vacancy on the Board with the appointment of Dr. Paul E. Kudelko, Sr., a resident of Clearwater, Florida.

Chester Wallack, a long time member of our Board, gave notice to our Chief Executive Officer and Chairman of the Board by electronic mail dated September 26, 2014 of his resignation from the Board, by electronic mail message, a copy of which is attached hereto as Exhibit 99.1. By his resignation, Mr. Wallack has also resigned his position as Chairman of the Compensation Committee.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors* and Executive Officers

		Capacities in	Director
NAME	Age	Which Served	Since

Regina W. Anderson	67	Chief Executive Officer, and	2005
		Chairman of the Board
Chester L. Wallack *	73	Director	1995
Fred W. Suggs, Jr.	67	Director	1995
James B. Anderson	44	Director, Chief Financial Officer;
		Vice President - Operations, Amerx
		Health Care Corp.	2006
Justice W. Anderson	37	Director, Vice-President Sales & Marketing; President,
		Vice-President Marketing, Amerx Health Care Corp.	2006
Michael T. Foley	76	Director	2006
Joseph R. Treshler	61	Director	2013
Dr. Paul E. Kudelko, Sr.	74	Director	2013
George O. Borak	53	Vice President - Sales, Amerx Health Care Corp.

* Mr. Wallack resigned from the Board of Directors effective September 26, 2014.

Regina Anderson. Ms. Anderson has served as Chairman of the Board of Directors since September 2005, and as our Chief Executive Officer since November 2005. Ms. Anderson has 33 years experience in the medical field and 27 years of management experience. Ms. Anderson worked at Health South Rehabilitation Hospital for ten years as Outpatient Director, in charge of the main outpatient center plus four satellite offices. Prior to her work at HealthSouth, Regina was Vice-President of Operations at Stuffit Direct Marketing Company from 1980 through 1989. Regina received her Masters Degree from Kansas State University in 1970.

Chester L. Wallack. Mr. Wallack has served as a director since 1995 and Chairman of the Compensation Committee since 2009. He has served as Chief Executive Officer of Felton West, Inc., a real estate development and construction company in Dover, Delaware, since 1990. Mr. Wallack is a retired United States Air Force officer having served as a pilot and in various management capacities. He graduated from the University of Kansas with a B.S. degree in Industrial Management and from Southern Illinois University with an M.B.A. degree in Finance. Mr. Wallack resigned from the Board of Directors and as Chairman of the Compensation Committee effective September 26, 2014.

Fred W. Suggs, Jr. Mr. Suggs has served on our Board of Directors since 1995. He is a member of the Compensation committee and Chairman of the Ethics committee. He has been a practicing attorney since 1975. He is a partner in the Greenville, South Carolina office of Ogletree, Deakins, Nash, Smoak & Stewart, specializing in labor and employment law. He has been certified as a specialist in labor and unemployment law by the South Carolina Supreme Court and is a frequent lecturer on labor and employment law issues. Mr. Suggs graduated from Kansas State University with a B.S. degree and he received his J.D. degree from the University of Alabama.

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

Justice W. Anderson. Mr. Anderson currently serves as the Vice President of Sales and Marketing for Procyon and President and V.P. of Marketing for Amerx Health Care Corporation. He has served on Procyon's Board of Directors since 2006. Mr. Anderson served as the Vice President of Sales for Amerx from January of 2001 until June of 2012 when the new V.P. of Sales was hired. Mr. Anderson has served on the Corporate Advisory Board of the American Academy of Podiatric Practice Management. Mr. Anderson joined Amerx in 2000 after receiving his B.A. degree from the University of Florida. Mr. Anderson is the son of John C. Anderson, our late President, Chief Executive Officer and Chairman of the Board, son of Regina Anderson, the Company's Chairman of the board and Chief Executive Officer and the brother of James B. Anderson, our Chief Financial Officer.

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

Joesph R. Treshler. Mr. Treshler has served on the Board of Director’s since January 2013 and is a member of the Audit Committee. Mr. Treshler serves at the Vice President of Business Management & Development of Covanta Energy Corporation, and is responsible for Covanta’s asset management, business development, project implementation, client community relations, community affairs and Clean World Initiative efforts in Florida. Mr. Treshler earned his B.S. degree in Chemical Engineering in 1974 from Iowa State University of Science and Technology. He is a Professional Engineer registered to practice in the State of Florida. Mr. Treshler was appointed by the Company’s Board of Directors to serve on the Audit Committee on January 8, 2013 and to serve on the Ethics Committee on June 7, 2013.

Dr. Paul E. Kudelko, Sr. Dr. Kudelko has served as a Director of the Company since December 2013 and is a member of the Ethics Committee. Dr. Kudelko is a retired cardiovascular physician. At the time of his retirement in 2010, Dr. Kudelko had practiced with the Clearwater Cardiovascular and Interventional Consultants for the past seven years. Dr. Kudelko attended Duquesne University, graduated from the Kirksville College of Osteopathic Medicine, and was a resident in medicine at Detroit Osteopathic Hospital and Riverside Hospital, Trenton, MI. Dr. Kudelko acted as Affiliate Assistant Professor, Department of Family Medicine, and Department of Internal Medicine, at the University of South Florida College of Medicine in Tampa, FL for a total of approximately eleven years.

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

Compliance with Section 16(a) of the Exchange Act

Under the securities laws of the United States, our directors, executive officers, and any persons holding more than ten percent of our Common Stock are required to report their initial ownership of the Company’s Common Stock and any subsequent changes in that ownership to the Securities and Exchange Commission and the Company. Specific due dates for these reports have been established and we are required to disclose any failure to file, or late filing, of such reports. Based solely on our review of the reports and amendments thereto furnished to the Company and written representations that all reports that were required to be filed in fiscal 2014, our officers, directors and beneficial owners of more than ten percent of its Common Stock complied with all Section 16(a) filing requirements.

Committees of the Board

The Board of Directors has delegated certain of its authority to an Audit Committee, Compensation Committee and an Ethics Committee.

The Compensation Committee is composed of Messrs. Wallack (Chairman) and Suggs. Mr. Wallack resigned from the Compensation Committee effective September 26, 2014. No member of the Compensation Committee is a former or current officer or employee of the Company. The primary function of the Compensation Committee is to review and make recommendations to the Board with respect to the compensation, including bonuses, of the Company's officers and to administer the Company’s Option Plan. The Board of Directors adopted a Compensation Committee Charter during the 2008 fiscal year. The charter for the compensation committee may be viewed on the company website (www.procyoncorp.com).

The Company formed an Audit Committee in July 2004. In December 2006, the Board nominated Michael T. Foley as director and Audit Committee member and Chair. In January 2013, the Board appointed Joseph R. Treshler as director and a member of the Audit Committee. The Board believes that Mr. Foley and Mr. Treshler are independent pursuant to The NASDAQ Stock Market, Inc. (“NASDAQ”) rules and both Messrs Foley and Treshler also meet the requirements of an audit committee financial expert. In addition, we have determined that Mr. Foley and Mr. Treshler are also independent within the meaning of SEC Rule 10A-3(b)(1). The function of the Audit Committee is to review and approve the scope of audit procedures employed and to review and approve the audit reports rendered by the Company's independent auditors and to approve the audit fees charged by the independent auditors. In addition, pursuant to the Sarbanes-Oxley Act of 2002 and rules promulgated thereunder, the Audit Committee is responsible for, among other things, pre-approving all audit and non-audit services performed by the independent auditors, approving the engagement of the auditors and receiving certain reports from the independent auditors prior to the filing of the audit report. The Audit Committee reports to the Board of Directors with respect to such matters and recommends the selection of independent auditors. The Audit Committee adopted a charter in October 2006, which may be viewed on the Company website (www.procyoncorp.com).

The Company also formed an Ethics Committee of the board members in 2004. The members are Messrs. Suggs (Chairman) and Kudelko. The charter for the ethics committee may be viewed on the company website (www.procyoncorp.com).

The Company does not have a Nominating Committee. However, the entire board of directors, which is comprised of a majority of independent directors, performs the function of a nominating committee. There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors.

In fiscal 2014, the Board of Directors held eleven formal meetings. A majority of directors attended each meeting in person or by telephone. The Compensation Committee held four meetings during fiscal 2014. The Audit Committee held three meetings during fiscal 2014. The Ethics Committee held six meetings during fiscal 2014.

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

ITEM 11.    EXECUTIVE COMPENSATION.

Summary Compensation Table. The following table sets forth compensation information for the two fiscal years ended June 30, 2014 and 2013 of the Company’s Chief Executive Officer, Chief Financial Officer and the President of our subsidiary, Amerx Health Care Corp. (the “Named Executive Officers”). Elements of compensation for our Named Executive Officers include salary, discretionary cash bonuses and other prerequisites and benefits. We do not have a pension plan and do not offer non-qualified deferred compensation arrangements. We also did not grant stock awards or pay any non-equity incentive plan compensation in fiscal year 2014. As a result, columns related to these items have been omitted from the table below.

.

				Non-equity
				incentive
				plan		All Other
Name and Principal Position	Year	Salary($)	Bonus($)	compensation		Compensation($)		Total($)

Regina W. Anderson,	2014	$158,772	$3,308	$-0-		$-0-		$162.080
President, Chief Executive	2013	$158,772	$-0-	$-0-		$-0-		$158,772
Justice W. Anderson,	2014	$212,024	$6,563	$-0-		$-0-		$218,587
President (Amerx)	2012	$181,735	$-0-	$-0-		$27,875	(1)	$209,610
James B. Anderson,	2014	$120,021	$11,125	$-0-		$-0-		$131,146
Chief Financial, Vice Pres.	2013	$118,753	$-0-	$3,929	(2)	$-0-		$122,045
of Operations (Amerx)
George O. Borak, Vice Pres.	2014	$148,841	$-0-	$-0-		$-0-		$148,841
Of Sales (Amerx)	2013	$143,170	$-0-	$-0-		$-0-		$143,170

(1)	Consists solely of commissions on sales from Amerx Health Care Corp.
(2)	Consist solely of payments from short term incentives described in employment agreement. Of the $3,292 paid, $2,042 was paid for meeting inventory management goals, while $1,250 was paid for new product improvement goals met.

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

Justice W. Anderson, the President of Amerx, entered into an Executive Employment Agreement with the Company and Amerx effective August 1, 2012. The Agreement provides for a base annual salary of $210,000 and other benefits, including certain short-term and long-term incentive bonus compensation based upon Amerx achieving certain financial goals for sales and net profit. Mr. Anderson's Agreement calls for a term of one year, but may be terminated by either party, with or without cause, upon thirty day's written notice. Mr. Anderson received All Other Compensation, as shown in the Summary Compensation Table above, of $27,875 for fiscal 2013 which consisted of commissions on sales for Amerx.

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

Outstanding Equity Awards at 2014 Fiscal Year End

The Named Executive Officers held no outstanding stock options at June 30, 2014.

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

The Board of Directors has authorized the issuance of 500,000 shares of common stock to underlie the granting of Incentive Stock Options and 500,000 shares of common stock to underlie the granting of Non-Qualified Stock Options and SARs under the 2009 Option Plan. As of June 30, 2014, no stock options or other Awards have been granted under the 2009 Option Plan. The 1,000,000 shares of common stock that have been reserved for the 2009 Option Plan have not been registered under the Securities Act of 1933. We have no present plans to register such shares.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS, MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information regarding beneficial ownership of our Common Stock as of September 2, 2014 by (i) each person known by the Company to own beneficially more than 5% of the outstanding Common Stock, (ii) each director or director nominee, and (iii) all executive officers and directors as a group. Each person has sole voting and sole investment or dispositive power with respect to the shares shown except as noted. As to the Company's preferred stock, as of September 2, 2014 no officer or director of the company owned any preferred shares. In addition, no individual shareholder beneficially owned more than 5% of the Company's preferred shares.

Common Shareholdings on September 2, 2014
	Number of		Percent of
Name and Address (3)	Shares		Class (%)
Regina W. Anderson	78,060		1.0
Chester L. Wallack ** (1)	60,000		1.0
Fred W. Suggs * (1)	100,000		1.2
James B. Anderson	81,000	(5)	1.0
Justice W. Anderson (4)	3,425,500		42.5
Michael T. Foley (2)	222,945	(6)	2.8
Joseph R. Treshler	0		*
Paul E. Kudelko	0		*
George O. Borak	70,000		1.0
All directors and officers as a group (eight persons)	4,037,505		50.0
Jeffery S. Slowgrove (7)	476,200		5.9
Roy M. Speer Foundation, 2535 Success Dr., Odessa, FL	1,600,000		19.9
*Less than 1%
** Mr. Wallack resigned from the Board of Directors effective September 25, 2013

(1)	Member of the Compensation Committee.
(2)	Member of the Audit Committee.
(3)	Except as noted above, the address for all persons listed is 1300 S. Highland Ave, Clearwater, Florida 33756
(4)	Mr. Anderson beneficially owns 3,350,500 shares of common stock as Trustee of the John C. Anderson Trust in accordance with Mr. Anderson's will. He also owns of record 73,000 shares of common stock.
(5)	Includes 10,000 shares in joint name with his wife.
(6)	Includes 17,945 shares of common stock owned of record by Mr. Foley’s wife’s trust, of which shares Mr. Foley disclaims beneficial ownership.
(7)	Mr. Slowgrove resigned as a director in December 2011.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Other than transactions described below, since July 1, 2013, there has not been, nor is there currently proposed, any transaction or series of similar transactions to which we were or will be a party:

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

Director Independence

We have determined that the following directors are independent within applicable NASDAQ rules: Messrs. Wallack, Suggs, Foley, Treshler and Kudelko. Regina, James and Justice Anderson are not independent as they are executive officers of the Company and its subsidiaries. Accordingly, our Board of Directors is composed of a majority of independent directors. Our Compensation Committee, Audit Committee and Ethics Committee are composed entirely of independent directors pursuant to applicable NASDAQ rules. In addition, Mr. Foley and Mr. Treshler, also meet the definition of independence under SEC Rule 10A-3.

ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees. In fiscal 2014, the Company paid to its independent accountants $47,265 in fees related directly to the audit and review of the Company’s financial statements. In fiscal 2013, the Company paid to its independent accountants $46,385 in fees related directly to the audit and review of the Company’s financial statements.

Audit-Related Fees. The Company’s independent accountants performed no other audit-related services for the Company during fiscal 2013 and 2014, other than the audit services described above.

Tax Fees: In fiscal 2014, the Company paid to its independent accountants $2,000 in fees related directly to tax preparations. In fiscal 2013, the Company paid to its independent accountants $2,015 in fees related directly to tax preparations.

ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)  Exhibits

1.	The financial statements filed herewith are listed in the Index to Financial Statements included in Item 7.

Exhibit No.		Document
*	3.1	Articles of Incorporation
+	3.1.1	Articles of Amendment to Articles of Incorporation
*	3.2	Bylaws
+	4.1	Designation of Series A Preferred Stock
&	10.1	Procyon Corporation 2009 Stock Option Plan
/	10.3	Promissory Note dated July 21, 2006
/	10.4	Mortgage dated July 21, 2006
+	10.5	Loan and Security Agreement, dated as of January 1, 1995, by and between the Company and Amerx Health Care Corp., including Promissory Notes issued there under.
o	10.6	Agreement and Plan of Exchange, dated January 31, 1996, by and between the Company and Amerx.
**	10.7	Asset Purchase Agreement between Sirius Medical Supply, Inc. and Priority Diabetes Supply, Inc., effective July 31, 2009.

#	10.8	Job Offer - Salary & Benefit Statements between Amerx Health Care Corporation and George Borak, effective June 11, 2012.
//	10.9	Executive Employment Agreement - Justice W. Anderson
//	10.10	Executive Employment Agreement - James B. Anderson
##	10.11	Executive Employment Agreement - Regina W. Anderson
++	14.1	Code of Ethics for Senior Financial Officers.
x	31.1	Certification of Regina W. Anderson pursuant to Exchange Act Rule 13a-14(a)/15d-14(a)
x	31.2	Certification of James B. Anderson pursuant to Exchange Act Rule 13a-14(a)/15d-14(a)
x	32.1	Certification Pursuant to 18 U.S.C. § 1350, as Adopted Pursuant to Section906 of the Sarbanes-Oxley Act Of 2002
x	99.1	Electronic mail message from Chester Wallack to Regina Anderson dated September 26, 2014.
*		Incorporated by reference to the Company’s Registration Statement on Form S-1, S.E.C. File No.33-13273.
+		Incorporated by reference to the Company’s Form 10-KSB for the fiscal year ended June 30, 1995.
o		Incorporated by reference to the Company’s Form 8-K filed on or about February 2, 1996.
/		Incorporated by reference to the Company’s Form 8-K filed on or about August 8, 2006.
++		Incorporated by reference to the Company’s Schedule 14A filed on or about October 15, 2004.
**		Incorporated by reference to the Company’s Form 8-K filed on or about August 3, 2009.
x		Filed herewith.
&		Incorporated by reference to the Company’s Schedule 14A filed on or about November 9, 2009.
#		Incorporated by reference to the Company’s Form 8-K filed on or about July 2, 2012.
//		Incorporated by reference to the Company’s Form 8-K filed on or about October 15, 2012.
##		Incorporated by reference to the Company’s Form 8-K filed on or about December 17, 2012.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

PROCYON CORPORATION

By: /s/ Regina W. Anderson
Regina W. Anderson, Chief Executive Officer
Date: September 29, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the registrant and in the capacities and on the dates indicated have signed this report below.

Signature	Title	Date

/s/ Regina W. Anderson	Chief Executive Officer,	September 29, 2014
Regina W. Anderson	President

/s/ James B. Anderson	Chief Financial Officer	September 29, 2014
James B. Anderson	President (Sirius) and Director

/s/ Justice W. Anderson	President (Amerx) and Director	September 29, 2014
Justice W. Anderson

/s/ Michael T. Foley	Director	September 29, 2014
Michael T. Foley

/s/ Fred W. Suggs, Jr.	Director	September 29, 2014
Fred W. Suggs, Jr.

/s/ Joseph R. Treshler	Director	September 29, 2014
Joseph R. Treshler

/s/ Paul Kudelko	Director	September 29, 2013
Paul Kudelko

EXHIBIT INDEX

Exhibit No.	Document	Item No.

* 3.1	Articles of Incorporation	3
+ 3.1.1	Articles of Amendment to Articles of Incorporation	3
* 3.2	Bylaws	3
+ 4.1	Designation of Series A Preferred Stock	4
&10.1	Procyon Corporation 2009 Stock Option Plan
- 10.2	Office Lease dated September 23, 2003
/ 10.3	Promissory Note dated July 21, 2006
/ 10.4	Mortgage dated July 21, 2006
+10.5	Loan and Security Agreement, dated as of January 1, 1995, by and between the Company and Amerx Health Care Corp., including Promissory Notes issued there under.	10
o 10.6	Agreement and Plan of Exchange, dated January 31, 1996, by and between the Company and Amerx.
**10.7	Asset Purchase Agreement between Sirius Medical Supply, Inc. and Priority Diabetes Supply, Inc., effective July 31, 2009.
#10.8	Job Offer - Salary & Benefit Statements between Amerx Health Care Corporation and George Borak, effective June 11, 2012.
//10.9	Executive Employment Agreement - Justice W. Anderson
//10.10	Executive Employment Agreement - James B. Anderson

##10.11	Executive Employment Agreement - Regina W. Anderson
++14.1	Code of Ethics for Senior Financial Officers.
x 31.1	Certification of Regina W. Anderson pursuant to Exchange Act Rule 13a-14(a)/15d-14(a)	31
x 31.2	Certification of James B. Anderson pursuant to Exchange Act Rule 13a-14(a)/15d-14(a)	31
x 32.1	Certification Pursuant to 18 U.S.C. § 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002	32

*	Incorporated by reference to the Company’s Registration Statement on Form S-1, S.E.C. File No.33-13273.
+	Incorporated by reference to the Company’s Form 10-KSB for the fiscal year ended June 30, 1995.
o	Incorporated by reference to the Company’s Form 8-K filed on or about February 2, 1996.
/	Incorporated by reference to the Company’s Form 8-K filed on or about August 8, 2006.
-	Incorporated by reference to the Company’s Form 10-QSB for the period ending September 30, 2003.
++	Incorporated by reference to the Company’s Schedule 14A filed on or about October 15, 2004.
**	Incorporated by reference to the Company’s Form 8-K filed on or about August 3, 2009.
x	Filed herewith.
&	Incorporated by reference to the Company’s Schedule 14A filed on or about November 9, 2009.
#	Incorporated by reference to the Company’s Form 8-K filed on or about July 2, 2012.
//	Incorporated by reference to the Company’s Form 8-K filed on or about October 15, 2012.
##	Incorporated by reference to the Company’s Form 8-K filed on or about December 17, 2012.

PROCYON CORPORATION AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
Years Ended June 30, 2014 and 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders of

Procyon Corporation and Subsidiaries

We have audited the accompanying consolidated balance sheets of Procyon Corporation and Subsidiaries as of June 30, 2014 and 2013 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended June 30, 2014. Procyon Corporation and Subsidiaries’ management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Procyon Corporation and Subsidiaries as of June 30, 2014 and 2013 and the results of its operations and its cash flows for each of the years in the two-year period ended June 30, 2014, in conformity with accounting principles generally accepted in the United States of America.

FERLITA, WALSH, GONZALEZ & RODRIGUEZ, P.A.

Certified Public Accountants

Tampa, Florida

September 25, 2014

PROCYON CORPORATION & SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
at June 30, 2014 and June 30, 2013

ASSETS	June 30,	June 30,
	2014	2013

CURRENT ASSETS
Cash	$582,776	$772,728
Certificates of Deposit, at market value	157,145	156,421
Accounts Receivable, less allowance for doubtful	301,243	194,486
accounts of $1,000.
Inventories	276,750	212,944
Prepaid Expenses	203,616	146,341
Deferred Tax Asset	83,373	94,007
TOTAL CURRENT ASSETS	1,604,903	1,576,927

PROPERTY AND EQUIPMENT, NET	466,214	488,556

OTHER ASSETS
Deposits	792	792
Deferred Tax Asset	556,359	591,036
	557,151	591,828

TOTAL ASSETS	$2,628,268	$2,657,311

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts Payable	$112,075	$137,057
Accrued Expenses	142,254	169,923
TOTAL CURRENT LIABILITIES	254,329	306,980

STOCKHOLDERS' EQUITY
Preferred Stock, 496,000,000 shares	—	—
authorized, none issued.
Series A Cumulative Convertible Preferred Stock,	149,950	149,950
no par value; 4,000,000 shares authorized;
194,100 shares issued and outstanding.
Common Stock, no par value, 80,000,000 shares	4,421,676	4,421,676
authorized; 8,060,388 shares issued and
outstanding.
Paid-in Capital	6,000	6,000
Accumulated Deficit	(2,203,687)	(2,227,295)
TOTAL STOCKHOLDERS' EQUITY	$2,373,939	2,350,331

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,628,268	$2,657,311

The accompanying notes are an integral part of these consolidated financial statements.

F - 2

PROCYON CORPORATION & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended June 30, 2014 and 2013

	2014	2013

NET SALES	$2,838,959	$2,749,850

COST OF SALES	708,875	700,872

GROSS PROFIT	2,130,084	2,048,978

OPERATING EXPENSES
Salaries and Benefits	1,153,418	1,172,095
Selling, General and Administrative	911,319	889,403
	2,064,737	2,061,498

INCOME (LOSS) FROM OPERATIONS	65,347	(12,520)

OTHER INCOME (EXPENSE)
Interest Expense	—	3,424
Interest Income	3,572	(3,617)
	3,572	(193)

INCOME (LOSS) BEFORE INCOME TAXES	68,919	(12,713)

INCOME TAX (EXPENSE) / BENEFIT	(45,311)	(91,589)

NET INCOME (LOSS)	23,608	(104,302)

Dividend requirements on preferred stock	(19,410)	(19,410)

Basic net income (loss) available to common shares	$4,198	$(123,712)

Basic net income (loss) per common share	$0.00	$(0.02)

Weighted average number of common shares outstanding	8,060,388	8,060,388

Diluted net income (loss) per common share	$0.00	$(0.02)

Weighted average number of common shares outstanding, diluted	8,254,488	8,060,388

The accompanying notes are an integral part of these consolidated financial statements.

F - 3

PROCYON CORPORATION & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the Years Ended June 30, 2014 and 2013

	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, June 30, 2012	194,100	$149,950	8,060,388	$4,421,676	$6,000	$(2,122,993)	$2,454,633

Net Loss	—	—	—	—	—	(104,302)	(104,302)

Balance, June 30, 2013	194,100	149,950	8,060,388	4,421,676	6,000	(2,227,295)	2,350,331

Net Income	—	—	—	—	—	23,608	23,608

Balance, June 30, 2014	194,100	$149,950	8,060,388	$4,421,676	$6,000	$(2,203,687)	$2,373,939

 The accvompanying notes are an integral part of these consolidated financial statements.

PROCYON CORPORATION & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ending June 30, 2014 and 2013

	June 30,	June 30,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES

Net Income (Loss)	$23,608	$(104,302)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	32,800	32,519
Deferred Income Taxes	45,311	91,589
Accrued Interest on Certificates of Deposit	(613)	(812)
Decrease (increase) in:
Accounts Receivable	(106,868)	20,488
Inventory	(63,806)	(18,028)
Prepaid Expenses	(57,275)	13,633
Increase (decrease) in:
Accounts Payable	(24,983)	(14,510)
Accrued Expenses	(27,668)	(33,960)
NET CASH USED BY OPERATING ACTIVITIES	(179,494)	(13,383)

CASH FLOW FROM INVESTING ACTIVITIES

Purchase of Property & Equipment	(10,458)	(12,470)
NET CASH USED BY INVESTING ACTIVITIES	(10,458)	(12,470)

CASH FLOW FROM FINANCING ACTIVITIES

Payments on Mortgage Payable	—	(108,471)
NET CASH USED BY FINANCING ACTIVITIES	—	(108,471)

NET CHANGE IN CASH	(189,952)	(134,324)

CASH AT BEGINNING OF PERIOD	772,728	907,052

CASH AT END OF PERIOD	$582,776	$772,728

SUPPLEMENTAL DISCLOSURES

Interest Paid	$—	$3,764
Taxes Paid	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

F - 5

PROCYON CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In May 2014, the FASB issued a new standard related to revenue recognition. Under the new standard, recognition of revenue occurs when a customer obtains control of promised goods or services in an amount that reflects the consideration to which the entity expects to receive in exchange for those goods or services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The new standard will be effective for the Company beginning July 1, 2017 and early adoption is not permitted. We are currently evaluating the impact this standard will have on our consolidated financial statements.

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

The valuation of accounts receivable is based upon the credit-worthiness of customers as well as historical collection experience. Estimating the credit worthiness of customers and recover ability of customer accounts requires us to exercise considerable judgment. Allowances for doubtful accounts are recorded as a selling, general and administrative expense for estimated amounts expected to be uncollectible from third-party payers and customers. The Company bases its estimates on its historical collection and write-off experience, current trends, credit policy, and on analysis of accounts receivable by aging category. As of June 30, 2014 and 2013, accounts receivable allowance was $1,000, or approximately less than 1% of gross accounts receivable.

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

Concentration of Credit Risk

The Company maintains its cash at various financial institutions. All noninterest-bearing transaction accounts are fully insured by the Federal Deposit Insurance Corporation, regardless of the balance of the account, at all insured institutions. At June 30, 2014 and 2013, our uninsured cash balance was $0.

Shipping and Handling Costs

Shipping and handling costs incurred were approximately $67,000 and $68,000 for the years ended June 30, 2014, and 2013, respectively, and were included in selling, general and administrative expenses.

Advertising and Marketing

The Company records advertising and marketing expenses in the periods in which they are incurred. During the years ended June 30, 2014 and 2013, approximately $409,000 and $448,000, of advertising and marketing costs were included in selling, general and administrative expenses for each respective year.

Deferred Income Taxes

Deferred income taxes are recognized for the expected tax consequences in future years for differences between the tax bases of assets and liabilities and their financial reporting amounts, based upon exacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. The Company accounts for income taxes under Topic 740 - Income Tax in the Accounting Standards Codification. A valuation allowance is used to reduce deferred tax assets to the net amount expected to be recovered in future periods. The estimates for deferred tax assets and the corresponding valuation allowance require us to exercise complex judgments. We periodically review and adjust those estimates based upon the most current information available. We did not have a valuation allowance as of June 30, 2014 and 2013. Because the recover ability of deferred tax assets is directly dependent upon future operating results, actual recover ability of deferred tax assets may differ materially from our estimates.

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

Fair Value of Financial Instruments

The carrying value of cash, accounts receivable, prepaid expenses, deposits, inventory, accounts payable and accrued expenses approximate fair value.

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

On June 30, 2014, there were no outstanding options granted under the 2009 Option Plan. During the year ended June 30, 2014, no options were granted.

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

There were no options granted during fiscal years ended June 30, 2014 and 2013. Had there been options issued during the fiscal years ended June 30, 2014 and 2013, the fair value of the options would have been determined using the Black-Scholes option-pricing model, which values options based on the stock price at the grant date, the expected dividend payments, and the risk-free interest rate over the life of the option.

Equity instruments issued to non-employees in exchange for goods, fees and services are accounted for under the fair value-based method of Accounting Standards Codification Topic 718 - Compensation - Stock Compensation (“Topic 718").

Subsequent Events

We have evaluated subsequent events through September 25, 2014, which is the date the financial statements were available to be issued.

NOTE B - INVENTORIES

Inventories consisted of the following:

	June 30, 2014	June 30, 2013
Finished Goods	$87,185	$113,553
Raw Materials	189,565	99,391
	$276,750	$212,944

NOTE C - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

As of June 30, 2014	Owned	Capitalized Leases	Total

Office Equipment	$107,393	$14,031	$121,424
Furniture and Fixtures	27,394		27,394
Software	22,099		22,099
Leasehold improvements	26,179		26,179
Production Equipment	34,961		34,961
Building	474,168		474,168
Land	64,547		64,547
	756,741	14,031	770,772
Less accumulated depreciation	(290,527)	(14,031)	(304,558)
	$466,214	$0	$466,214

Depreciation expense was $32,800 for the year ended June 30, 2014.

As of June 30, 2013	Owned	Capitalized Leases	Total

Office Equipment	$107,393	$14,031	$121,424
Furniture and Fixtures	27,394		27,394
Software	19,471		19,471
Leasehold Improvements	26,179		26,179
Production Equipment	27,131		27,131
Building	474,168		474,168
Land	64,547		64,547
	746,283	14,031	760,314
Less accumulated depreciation	(257,727)	(14,031)	(271,758)
	$488,556	$0	$488,556

Depreciation expense was $32,519 for the year ended June 30, 2013.

NOTE D - ACCRUED EXPENSES

Accrued expenses consist of the following at June 30, 2014 and 2013.

	2014	2013
Accrued Payroll	$83,825	$83,482
Accrued Paid Time Off	23,112	44,695
Accrued Professional Fees	31,054	36,865
Other	4,263	4,881
Total	$142,254	$169,923

NOTE E - RELATED PARTY TRANSACTIONS

Our Chief Executive Officer, Regina W. Anderson, guarantees the $250,000 line of credit.

NOTE F - LINE OF CREDIT

The Company has a $250,000, due-on-demand line of credit with a financial institution, collateralized by the Company’s inventory of $276,750 and net accounts receivable assets of $301,243. The line of credit is renewable annually in April. The C.E.O. of the Company personally guaranteed the line of credit to the Company. At June 30, 2014, and 2013, respectively the Company owed $0 on the line of credit. Interest expense for the years ended June 30, 2014 and 2013 was $0 for both years. The line of credit extends terms of cash advances at a variable rate set equal to the banks prime rate at the time of advance. The interest rate can fluctuate according to the banks changes in its published prime rate.

NOTE G - COMMITMENTS AND CONTINGENCIES

The Company leases certain equipment under various operating leases expiring through year 2016. Lease expenses for the fiscal years ended June 30, 2014 and 2013 were $11,979 and $12,266, respectively. The minimum lease payments due under the equipment lease agreements for fiscal years ended June 30, are as follows:

2015	$10,612
2016	5,306
$15,918

NOTE H - STOCKHOLDERS’ EQUITY

During January 1995, the Company's Board of Directors authorized the issuance of up to 4,000,000 shares of Series A Cumulative Convertible Preferred Stock. The preferred stockholders are entitled to receive, if declared by the board of directors, quarterly dividends at an annual rate of $.10 per share of Series A Cumulative Convertible Preferred Stock per annum. Dividends accrue without interest and are cumulative from the date of issuance of the Series A Cumulative Convertible Preferred Stock and are payable quarterly in arrears in cash or publicly traded common stock when and if declared by the board of directors. As of June 30, 2014, no dividends have been declared. Dividends in arrears on the outstanding preferred shares total $331,921 or approximately $2.21 per share as of June 30, 2014. So long as any shares of Series A Preferred Stock are outstanding, the Company is prohibited from declaring dividends or other distributions related to its Common Stock or purchasing, redeeming or otherwise acquiring any of the Common Stock.

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

NOTE I - EARNINGS PER SHARE

As required by Accounting Standards Codification Topic 260 - Earnings per Share (“Topic 260"), the following table sets forth the computation of basic and diluted earnings per share:

	Years Ended June 30,
	2014	2013
Numerator:
Net Income (loss)	$23,608	$(104,302)
Adjustment for basic earnings per share:
Dividend requirements on preferred stock	(19,410)	(19,410)
Numerator for basic earnings per share- Net income (loss) available to common stockholders	$4,198	$(123,712)
Effect of dilutive securities:
Numerator for diluted earnings per share- Net income (loss) available to common stockholder	$4,198	$(123,712)
Denominator:
Denominator for basic earnings per share- Weighted-average common shares	8,060,388	8,060,388
Effect of dilutive securities: Stock options	—	—
Weighted-average Dilutive potential common shares	194,100	—
Denominator for dilutive earnings per share- Adjusted weighted-average shares and assumed conversions	8,254,488	8,060,388
Basic Net Income (Loss) per share	$0.00	$(0.02)
Diluted Net Income (Loss) per share	$0.00	$(0.02)

NOTE J - INCOME TAXES AND AVAILABLE CARRYFORWARD

As of June 30, 2014, the Company had consolidated income tax net operating loss ("NOL") carryforward for federal income tax purposes of approximately $1,672,000. The NOL will expire in various years ending through the year 2023.The utilization of certain of the loss carryforwards are limited under Section 382 of the Internal Revenue Code. The benefits of the NOL carryforward for the year ended June 30, 2014 was $45,311. For the year ended June 30, 2013 there was an expense of $91,589 due mainly to the expiration of a NOL carryforward.

The components of the provision for income taxes (benefits) are attributable to continuing operations as follows:

	2014	2013
Current	$—	$—
Federal	—	—
State	—	—
	—	—
Deferred
Federal	$38,688	$78,202
State	6,623	13,387
	$45,311	$91,589

Deferred income taxes reflect the net tax effects of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:

	Current	Non-Current

Deferred tax assets:
NOL and contribution carryforwards	$74,300	$555,216
Excess of book over tax depreciation	—	1,143
PTO accounts	8,697	—
Allowance for doubtful accounts	376	—
	83,373	556,359
Deferred tax (liabilities):
Excess of tax over book depreciation	—	—
	—	—
Net deferred tax asset (liability)	$83,373	$556,359

The change in the valuation allowance is as follow:

June 30, 2013	$—
June 30, 2014	—
Decrease in valuation allowance	$—

Management believes it is more likely than not that it will realize the benefit of the NOL carryforward, because of its continuing trend of earnings. Therefore, a valuation allowance is not considered necessary.

Income taxes for the years ended June 30, 2014 and 2013 differ from the amounts computed by applying the effective income tax rates of 37.63%, to income before income taxes as a result of the following:

	2014	2013

Expected provision at US statutory rate	$23,432	$(4,323)
State income tax net of federal benefit	2,501	(462)
Nondeductibles	4,891	4,501
Change in estimates in available NOL carryforwards	14,487	91,873

Income tax expense	$45,311	$91,589

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

There was approximately $31,000 in back orders as of June 30, 2014, due to the timely receipt of product from the manufacturer.

NOTE L - MAJOR CUSTOMER

During the year ended June 30, 2014, sales from one customer accounted for approximately 18% of Amerx’s sales. The loss of this customer would have a material adverse effect on our financial condition or the results of our operations. During the year ended June 30, 2013, one customer accounted for 18% of Amerx’s sales.

NOTE M - RESEARCH AND DEVELOPMENT

Amerx spent $21,177 in fiscal 2014, and approximately $2,170 in fiscal 2013, towards research and development efforts. These efforts were directed towards additional studies aimed at expanding existing markets.