Form 10-Q
period 2014-09-30
PROCYON CORP
filed 2014-11-14
CIK 812306

SECURITIES & EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

[x] Quarterly Report Under Section 13 or 15 (d) of
the Securities Exchange Act of 1934

For Quarterly Period Ended September 30, 2014

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

YES ☐   NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common stock, no par value; 8,060,388 shares outstanding as of November 6, 2014.

PART I. - FINANCIAL INFORMATION

PROCYON CORPORATION & SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
September 30, 2014 and June 30, 2014

	(unaudited)	(audited)
ASSETS	September 30,	June 30,
	2014	2014
CURRENT ASSETS
Cash	$530,100	$582,776
Certificates of Deposit, plus accrued interest	157,061	157,145
Accounts Receivable, less allowance for doubtful	198,799	301,243
accounts of $1,000.
Inventories	383,660	276,750
Prepaid Expenses	173,979	203,616
Deferred Tax Asset	78,992	83,373
TOTAL CURRENT ASSETS	1,522,591	1,604,903

PROPERTY AND EQUIPMENT, NET	460,831	466,214

OTHER ASSETS
Deposits	792	792
Deferred Tax Asset	578,300	556,359
	579,092	557,151

TOTAL ASSETS	$2,562,514	$2,628,268

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts Payable	$101,668	$112,075
Accrued Expenses	117,131	142,254
TOTAL CURRENT LIABILITIES	218,799	254,329

STOCKHOLDERS' EQUITY
Preferred Stock, 496,000,000 shares	—	—
authorized, none issued.
Series A Cumulative Convertible Preferred Stock,	149,950	149,950
no par value; 4,000,000 shares authorized;
194,100 shares issued and outstanding.
Common Stock, no par value, 80,000,000 shares	4,421,676	4,421,676
authorized; 8,060,388 shares issued and
outstanding.
Paid-in Capital	6,000	6,000
Accumulated Deficit	(2,233,911)	(2,203,687)
TOTAL STOCKHOLDERS' EQUITY	$2,343,715	2,373,939

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,562,514	$2,628,268

The accompanying notes are an integral part of these financial statements.

3

PROCYON CORPORATION & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Three Months Ended September 30, 2014 and 2013
	(unaudited)	(unaudited)
	Three Months	Three Months
	Ended	Ended
	Sep. 30, 2014	Sep. 30, 2013

NET SALES	$618,953	$731,564

COST OF SALES	142,277	172,426

GROSS PROFIT	476,676	559,138

OPERATING EXPENSES
Salaries and Benefits	295,989	282,004
Selling, General and Administrative	229,153	178,271
	525,142	460,275

(LOSS) / INCOME FROM OPERATIONS	(48,466)	98,863

OTHER INCOME (EXPENSE)
Interest Expense	—	—
Interest Income	681	736
	681	736

(LOSS) / INCOME BEFORE INCOME TAXES	(47,785)	99,599

INCOME TAX BENEFIT / (EXPENSE)	17,560	(38,471)

NET (LOSS) / INCOME	(30,225)	61,128

Dividend requirements on preferred stock	(4,853)	(4,853)

Basic net income (loss) available to common shares	$(35,078)	$56,275

Basic net income (loss) per common share	$(0.00)	$0.01

Weighted average number of common shares outstanding	8,060,388	8,060,388

Diluted net income (loss) per common share	$(0.00)	$0.01

Weighted average number of common shares outstanding, diluted	8,060,388	8,254,488

The accompanying notes are an integral part of these financial statements.

4

PROCYON CORPORATION & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ending September 30, 2014 and 2013

	(unaudited)	(unaudited)
	September 30,	September 30,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES

Net (Loss) Income	$(30,225)	$61,128
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation	8,229	8,245
Deferred Income Taxes	(17,560)	38,471
Accrued Interest on Certificates of Deposit	(133)	—
Decrease (increase) in:
Accounts Receivable	102,661	12,885
Inventory	(106,910)	(28,985)
Prepaid Expenses	29,637	3,662
Increase (decrease) in:
Accounts Payable	(10,406)	15,565
Accrued Expenses	(25,123)	(23,689)
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(49,830)	87,282

CASH FLOW FROM INVESTING ACTIVITIES

Purchase of property & equipment	(2,846)	—
NET CASH USED IN INVESTING ACTIVITIES	(2,846)	—

CASH FLOW FROM FINANCING ACTIVITIES

Payments on Mortgage Payable	—	—
NET CASH USED IN FINANCING ACTIVITIES	—	—

NET CHANGE IN CASH	(52,676)	87,282

CASH AT BEGINNING OF PERIOD	582,776	772,728

CASH AT END OF PERIOD	$530,100	$860,010

SUPPLEMENTAL DISCLOSURES

Interest Paid	$—	$—
Taxes Paid	$—	$—

The accompanying notes are an integral part of these financial statements.

5

Notes to Financial Statements

NOTE A - SUMMARY OF ACCOUNTING POLICIES

The interim financial statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) have been condensed or omitted as allowed by such rules and regulations. The Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the Company’s audited financial statements dated June 30, 2014. The results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year.

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

On September 30, 2014, there were no outstanding options to purchase shares of our common stock. Therefore, the adoption of Topic 718 does not have a material impact on our statement of operations for period ending September 30, 2014.

The fair value of a stock option is determined using the Black-Scholes option-pricing model, which values options based on the stock price at the grant date, the expected life of the option, the estimated volatility of the stock, the expected dividend payments, and the risk-free interest rate over the life of the option. There were no options granted during the quarters ended September 30, 2014 and 2013.

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

For the three months ended September 30, 2014, the potential dilutive effects of the preferred stock was excluded from the weighted-average shares outstanding as the shares would have an antidilutive effect on the loss from continuing operations.

NOTE B - INVENTORIES

Inventories consisted of the following:
	September 30,	June 30,
	2014	2014
Finished Goods	$133,806	$87,185
Raw Materials	249,854	189,565
	$383,660	$276,750

NOTE C - STOCKHOLDERS’ EQUITY

During January 1995, the Company's Board of Directors authorized the issuance of up to 4,000,000 shares of Series A Cumulative Convertible Preferred Stock (“Series A Preferred Stock”). The preferred stockholders are entitled to receive, as and if declared by the board of directors, quarterly dividends at an annual rate of $.10 per share of Series A Preferred Stock per annum. Dividends will accrue without interest and will be cumulative from the date of issuance of the Series A Preferred Stock and will be payable quarterly in arrears in cash or publicly traded common stock when and if declared by the Board of Directors. As of September 30, 2014, no dividends have been declared. Dividends in arrears on the outstanding preferred shares total $336,774 as of September 30, 2014.

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

The Board of Directors of the Company approved a plan on December 8, 2007 to repurchase shares of Procyon Corporation’s outstanding common stock. Effective May 1, 2014, the Board of Directors approved the termination of the repurchase plan. No shares of common stock were repurchased by the Company pursuant to its repurchase plan.

NOTE D - INCOME TAXES AND AVAILABLE CARRYFORWARD

As of September 30, 2014, the Company had consolidated income tax net operating loss ("NOL") carryforward for federal income tax purposes of approximately $1,728,000. The NOL will expire in various years ending through the year 2022. The utilization of certain of the loss carryforwards are limited under Section 382 of the Internal Revenue Code.

The components of the provision for income tax benefits (expense) attributable to continuing and discontinued operations are as follows:

	Three Months 9/30/2014	Three Months 9/30/2013
Current
Federal	$0	$0
State	0	0
	$0	$0

Deferred
Federal	$14,993	$(32,848)
State	2,567	(5,623)
	$17,560	$(38,471)

Total Income Tax Benefit (Expense)	$17,560	$(38,471)

Deferred income taxes reflect the net tax effects of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

Deferred tax assets

	Current	Non-Current

NOL and contribution carryforwards	$74,300	$575,803
Excess of book over tax depreciation	—	2,497
PTO Accounts	4,316	—
Allowance for doubtful accounts	376	—
	78,992	578,300

Deferred tax (liabilities)

Net deferred tax asset (liability	$78,992	$578,300

The Change in valuation allowance is as follows:

June 30, 2013	$—
Septemer 30, 2014	$—
Change in valuation allowance	$—

Management believes it is more likely than not that it will realize the benefit of the NOL carryforward, because of its continuing trend of earnings. Therefore, a valuation allowance is not considered necessary.

Income taxes for the periods ended September 30, 2014 and 2013 differ from the amounts computed by applying the effective income tax rates of 37.63%, to income taxes as a result of the following:

	Three Months Sep. 30, 2014	Three Months Sep. 30, 2013
Expected benefit (provision) at US statutory rate	$16,246	$(33,863)
State income tax net of federal benefit (provision)	1,735	(3,615)
Nondeductible Expense	(421)	(993)
Change in estimates in available NOL carryforwards	—	—
Income Tax Benefit (Expense)	$17,560	$(38,471)

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

NOTE E - MORTGAGE PAYABLE

On July 21, 2006, we entered into a mortgage loan, guaranteed by our Chief Executive Officer Regina W. Anderson, for $508,000 with the Bank of America for the purchase of our corporate office building which has a net book value of approximately $429,115. On January 15, 2013 the Company paid off the outstanding balance of the mortgage loan held on the building.

NOTE F - LINE OF CREDIT

The Company has a $250,000, due-on-demand line of credit with a financial institution, collateralized by the Company’s inventory of $383,660 and net accounts receivable assets of $198,799. The line of credit is renewable annually in April. Our Chief Executive Officer personally guaranteed the line of credit to the Company. At September 30, 2014 and June 30, 2014, the Company owed $0 on the line of credit. The line of credit extends terms of cash advances at a variable rate set equal to the prime rate at the time of advance. The interest rate can fluctuate according to the changes in its published prime rate.

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

NOTE H - SUBSEQUENT EVENTS

We have evaluated subsequent events through November 10, 2014, which is the date the financial statements were available to be issued.

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

Recent Developments

This past July Amerx received notice from our manufacturer involving a voluntary Class II recall as a result of a random FDA inspection of their facility. Amerx subsequently issued a voluntary sub-recall to our customers. At the same time, a second voluntary recall was initiated by Amerx based on FDA concerns regarding claims made on our previous packaging. The recall included Amerigel Wound Dressing, Amerigel Saturated Gauze Dressing, Amerigel Daily Dressing Packets and Amerigel Post-op Kits. These recalls remain open and ongoing as of this posting. The Company is unable to determine at this time whether or not there will be a long term adverse material effect to our financial operations from the recalls. Short term effects of the recalls can be seen in this quarters report showing increased legal fees, research and development fees and back ordered product. Amerx is actively addressing all concerns surrounding the recalls and is working directly with the FDA to ensure full compliance moving forward.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company's condensed financial statements have been prepared in accordance with standards of the Public Company Accounting Oversight Board (United States), which require the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosures. A summary of those significant accounting policies can be found in the Notes to the Consolidated Financial Statements included in the Company's annual report on form 10-K, for the year ended June 30, 2014, which was filed with the Securities and Exchange Commission on September 29, 2014. The estimates used by management are based upon the Company's historical experiences combined with management’s understanding of current facts and circumstances. Certain of the Company's accounting policies are considered critical as they are both important to the portrayal of the Company's financial condition and the results of its operations and require significant or complex judgments on the part of management. We believe that the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our financial statements.

Accounts Receivable Allowance

Accounts receivable allowance reflects a reserve that reduces our customer accounts and receivable to the net amount estimated to be collectible. The valuation of accounts receivable is based upon the credit-worthiness of customers and third-party payers as well as historical collection experience. Allowances for doubtful accounts are recorded as a selling, general and administrative expense for estimated amounts expected to be uncollectible from third-party payers and customers. The Company bases its estimates on its historical collection experience, current trends, credit policy and on the analysis of accounts by aging category. At September 30, 2014 our allowance for doubtful accounts totaled $1,000.

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

Deferred Income Taxes

Deferred income taxes are recognized for the expected tax consequences in future years for differences between the tax bases of assets and liabilities and their financial reporting amounts, based upon enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. The Company accounts for income taxes under Topic 740 - Income Tax in the Accounting Standards Codification. A valuation allowance is used to reduce deferred tax assets to the net amount expected to be recovered in future periods. The estimates for deferred tax assets and the corresponding valuation allowance require us to exercise complex judgments. We periodically review and adjust those estimates based upon the most current information available. We did not have a valuation allowance as of September 30, 2014. Because the recoverability of deferred tax assets is directly dependent upon future operating results, actual recoverability of deferred tax assets may differ materially from our estimates.

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

FINANCIAL CONDITION

As of September 30, 2014 the Company's principal sources of liquid assets included cash of $530,100, inventories of $383,660, and net accounts receivable of $198,799. The Company also has $157,061 in short term Certificate of Deposits. The Company had net working capital of $1,303,792, and no long-term debt at September 30, 2014.

During the three months ended September 30, 2014, cash decreased from $582,776 as of June 30, 2014, to $530,100. Operating activities used cash of $49,830 during the period, consisting of normal changes in operating assets.

The Company reflected a current deferred tax asset of $78,992, and non-current deferred tax asset of $578,300, at September 30, 2014. Because the recoverability of deferred tax assets is directly dependent upon future operating results, actual recoverability of deferred tax assets may differ materially from our estimates.

RESULTS OF OPERATIONS

Comparison of the three months ended September 30, 2014 and 2013.

Net sales during the quarter ended September 30, 2014, were $618,953, as compared to $731,564 in the quarter ended September 30, 2013, a decrease of $112,611, or approximately 15%. We believe that sales for the current three-month period decreased when compared to the previous year primarily due to back orders of products in the amount of approximately $121,000 not shipped at period end.

Gross profit during the quarter ended September 30, 2014 was $476,676, as compared to $559,138 during the quarter ended September 30, 2013, a decrease of $82,462, or 15%. As a percentage of net sales, gross profit was approximately 77% in the quarter ended September 30, 2014, and approximately 76% in the corresponding quarter in 2013.

Operating expenses during the quarter ended September 30, 2014 were $525,142, consisting of $295,989 in salaries and benefits and $229,153 in selling, general and administrative expenses. This compares to operating expenses during the quarter ended September 30, 2013 of $460,275, consisting of $282,004 in salaries and benefits, and $178,271 in selling, general and administrative expenses. Expenses for the quarter ended September 30, 2014, increased by $64,867, or approximately 14%, compared to the corresponding quarter in 2013. Salaries and benefit expenses were increased for the quarter primarily due to the hiring of outside sales reps. Selling, general and administrative expenses increased primarily due to increases in legal fees and research and development cost.

Operating profit decreased by $147,329 to an operating loss of $48,466 for the quarter ended September 30, 2014, as compared to an operating profit of $98,863 in the comparable quarter of the prior year. Net Loss before income taxes was $47,785 during the quarter ended September 30, 2014, as compared to net income of $99,599 during the quarter ended September 30, 2013. We believe that the decrease in net income before income taxes was primarily attributable to the combination of the decrease in sales from a backorder of products combined with higher than usual expenses for legal fees and Research & Development expenses.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Management of the Company, with the participation of the Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based on that evaluation, management, including the Chief Executive and Chief Financial Officer, has concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures were not effective in ensuring that all material information relating to the Company required to be disclosed in this report has been made known to management in a timely manner and ensuring that this information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations, because of the identification of a certain material weakness in our internal controls over financial reporting which are identified below, which we view as an integral part of our disclosure controls and procedures.

(b) Changes in Internal Controls Over Financial Reporting

As previously reported, our annual assessment of the internal controls over financial reporting as of June 30, 2014 revealed a deficiency that we consider to be a material weakness: inadequate segregation of duties consistent with control objectives.

During fiscal 2015, the Company will continue to address changes needed to improve segregation of duties consistent with control objectives. We have added staff to grow sales. We expect that increased sales will enable us to add support staff, specifically in the accounting and shipping departments. A secondary effect of adding more staff will address needed improvements in segregation of duties consistent with control objectives.

PART II. OTHER INFORMATION

ITEM 5. OTHER INFORMATION

On September 26, 2014 Chester Wallack a Board member and Chairman of the Compensation Committee resigned.

On October 1, 2014 the Board of Director’s approved the reduction of the number of Board members from 8 to 7.

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

PROCYON CORPORATION

November 10, 2014	By:/s/ REGINA W. ANDERSON
Date	Regina W. Anderson, Chief Executive Officer