Form 10-Q
period 2014-12-31
PROCYON CORP
filed 2015-02-17
CIK 812306

SECURITIES & EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

[x] Quarterly Report Under Section 13 or 15 (d) of
the Securities Exchange Act of 1934

For Quarterly Period Ended December 31, 2014

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

YES   ☒   NO   ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common stock, no par value; 8,060,388 shares outstanding as of February 9, 2015.

PART I. - FINANCIAL INFORMATION

PROCYON CORPORATION & SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2014 and June 30, 2014

	(unaudited)	(audited)
ASSETS	December 31,	June 30,
	2014	2014
CURRENT ASSETS
Cash	$420,670	$582,776
Certificates of Deposit, plus accrued interest	157,485	157,145
Accounts Receivable, less allowance for doubtful	240,577	301,243
accounts of $1,000.
Inventories	518,375	276,750
Prepaid Expenses	145,559	203,616
Deferred Tax Asset	79,401	83,373
TOTAL CURRENT ASSETS	1,562,067	1,604,903

PROPERTY AND EQUIPMENT, NET	494,153	466,214

OTHER ASSETS
Deposits	792	792
Deferred Tax Asset	583,863	556,359
	584,655	557,151

TOTAL ASSETS	$2,640,875	$2,628,268

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts Payable	$194,984	$112,075
Accrued Expenses	120,659	142,254
TOTAL CURRENT LIABILITIES	315,643	254,329

STOCKHOLDERS' EQUITY
Preferred Stock, 496,000,000 shares	—	—
authorized, none issued.
Series A Cumulative Convertible Preferred Stock,	149,950	149,950
no par value; 4,000,000 shares authorized;
194,100 shares issued and outstanding.
Common Stock, no par value, 80,000,000 shares	4,421,676	4,421,676
authorized; 8,060,388 shares issued and
outstanding.
Paid-in Capital	6,000	6,000
Accumulated Deficit	(2,252,394)	(2,203,687)
TOTAL STOCKHOLDERS' EQUITY	$2,325,232	2,373,939

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,640,875	$2,628,268

The accompanying notes are an integral part of these financial statements.

3

PROCYON CORPORATION & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Three and Six Months Ended December 31, 2014 and 2013

	(unaudited)	(unaudited)	(unaudited)	(unaudited)
	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	Dec. 31, 2014	Dec. 31, 2013	Dec. 31, 2014	Dec. 31, 2013

NET SALES	$735,871	$792,449	$1,354,824	$1,524,013

COST OF SALES	190,614	196,104	332,891	368,529

GROSS PROFIT	545,257	596,345	1,021,933	1,155,484

OPERATING EXPENSES
Salaries and Benefits	298,304	276,506	594,293	558,509
Selling, General and Administrative	272,131	226,273	501,284	404,544
	570,435	502,779	1,095,577	963,053

(LOSS) / INCOME FROM OPERATIONS	(25,178)	93,566	(73,644)	192,431

OTHER INCOME (EXPENSE)
Interest Expense	—	—	—	—
Interest Income	724	991	1,405	1,815
	724	991	1,405	1,815

(LOSS) / INCOME BEFORE INCOME TAXES	(24,454)	94,557	(72,239)	194,246

INCOME TAX BENEFIT / (EXPENSE)	5,973	(36,556)	23,533	(75,027)

NET (LOSS) / INCOME	(18,481)	58,001	(48,706)	119,219

Dividend requirements on preferred stock	(4,853)	(4,853)	(9,705)	(9,705)

Basic net income (loss) available to common shares	$(23,334)	$53,148	$(58,411)	$109,514

Basic net income (loss) per common share	$(0.00)	$0.01	$(0.01)	$0.01

Weighted average number of common shares outstanding	8,060,388	8,060,388	8,060,388	8,060,388

Diluted net income (loss) per common share	$(0.00)	$0.01	$(0.01)	$0.01

Weighted average number of common shares outstanding, diluted	8,060,388	8,254,488	8,060,388	8,254,488

The accompanying notes are an integral part of these financial statements.

4

PROCYON CORPORATION & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ending December 31, 2014 and 2013

	(unaudited)	(unaudited)
	December 31,	December 31,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES

Net (Loss) Income	$(48,706)	$119,219
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation	16,401	16,534
Deferred Income Taxes	(23,533)	75,027
Accrued Interest on Certificates of Deposit	36	(325)
Decrease (increase) in:
Accounts Receivable	60,667	(92,947)
Inventory	(241,625)	(157)
Prepaid Expenses	58,057	(1,397)
Increase (decrease) in:
Accounts Payable	82,909	11,031
Accrued Expenses	(21,595)	(38,291)
NET CASH (USED IN)PROVIDED BY OPERATING ACTIVITIES	(117,389)	88,694

CASH FLOW FROM INVESTING ACTIVITIES

Purchase of property & equipment	(44,340)	(2,628)
NET CASH (USED) IN INVESTING ACTIVITIES	(44,340)	(2,628)

CASH FLOW FROM FINANCING ACTIVITIES

Redemption of CD	156,983	—
Purchase of CD	(157,360)	—
Payments on Mortgage Payable	—	—
NET CASH (USED) IN FINANCING ACTIVITIES	(377)	—

NET CHANGE IN CASH	(162,106)	86,066

CASH AT BEGINNING OF PERIOD	582,776	772,728

CASH AT END OF PERIOD	$420,670	$858,794

SUPPLEMENTAL DISCLOSURES

Interest Paid	$—	$—
Taxes Paid	$—	$—

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

On December 31, 2014, there were no outstanding options to purchase shares of our common stock. Therefore, the adoption of Topic 718 does not have a material impact on our statement of operations for period ending December 31, 2014.

The fair value of a stock option is determined using the Black-Scholes option-pricing model, which values options based on the stock price at the grant date, the expected life of the option, the estimated volatility of the stock, the expected dividend payments, and the risk-free interest rate over the life of the option. There were no options granted during the quarters ended December 31, 2014 and 2013.

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

For the three months ended December 31, 2014, the potential dilutive effects of the preferred stock was excluded from the weighted-average shares outstanding as the shares would have an antidilutive effect on the loss from continuing operations.

NOTE B - INVENTORIES

Inventories consisted of the following:
	December 31,	June 30,
	2014	2014
Finished Goods	$205,166	$87,185
Raw Materials	313,209	189,565
	$518,375	$276,750

NOTE C - STOCKHOLDERS’ EQUITY

During January 1995, the Company's Board of Directors authorized the issuance of up to 4,000,000 shares of Series A Cumulative Convertible Preferred Stock (“Series A Preferred Stock”). The preferred stockholders are entitled to receive, as and if declared by the board of directors, quarterly dividends at an annual rate of $.10 per share of Series A Preferred Stock per annum. Dividends will accrue without interest and will be cumulative from the date of issuance of the Series A Preferred Stock and will be payable quarterly in arrears in cash or publicly traded common stock when and if declared by the Board of Directors. As of December 31, 2014, no dividends have been declared. Dividends in arrears on the outstanding preferred shares total $341,626 as of December 31, 2014.

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

NOTE D - INCOME TAXES AND AVAILABLE CARRYFORWARD

As of December 31, 2014, the Company had consolidated income tax net operating loss ("NOL") carryforward for federal income tax purposes of approximately $1,754,000. The NOL will expire in various years ending through the year 2035. The utilization of certain of the loss carryforwards are limited under Section 382 of the Internal Revenue Code.

The components of the provision for income tax benefits (expense) attributable to continuing and discontinued operations are as follows:

	Six Months 12/31/2014	Six Months 12/31/2013
Current
Federal	$0	$0
State	0	0
	$0	$0

Deferred
Federal	$20,094	$(64,061)
State	3,440	(10,966)
	$23,534	$(75,027)

Total Income Tax Benefit (Expense)	$23,534	$(75,027)

Deferred income taxes reflect the net tax effects of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

		Current	Non-Current
Deferred tax assets
NOL and contribution carryforwards		$74,300	$585,889
PTO Accounts		4,725	—
Allowance for doubtful accounts		376	—
		79,401	585,889
Deferred tax (liabilities)
Excess of tax over book depreciation		—	(2,026)
Net deferred tax asset (liability)		$79,401	$583,863

The Change in valuation allowance is as follows:
		June 30, 2013
		$—	—
	December 31, 2014		$—

	Change in valuation allowance
		$—

Management believes it is more likely than not that it will realize the benefit of the NOL carryforward, because of its continuing trend of earnings. Therefore, a valuation allowance is not considered necessary.

Income taxes for the periods ended December 31, 2014 and 2013 differ from the amounts computed by applying the effective income tax rates of 37.63%, to income taxes as a result of the following:

	Six Months Dec. 31, 2014	Six Months Dec. 31, 2013
Expected benefit (provision) at US statutory rate	$24,453	$(66,044)
State income tax net of federal benefit (provision)	2,611	(7,051)
Nondeductible Expense	(2,131)	(1,932)
Change in estimates in available NOL carryforwards	(1,399)	—
Income Tax Benefit (Expense)	$23,534	$(75,027)

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

NOTE E - LINE OF CREDIT

The Company has a $250,000, due-on-demand line of credit with a financial institution, collateralized by the Company’s inventory of $518,375 and net accounts receivable assets of $240,577. The line of credit is renewable annually in April. Our Chief Executive Officer personally guaranteed the line of credit to the Company. At December 31, 2014 and June 30, 2014, the Company owed $0 on the line of credit. The line of credit extends terms of cash advances at a variable rate set equal to the prime rate at the time of advance. The interest rate can fluctuate according to the changes in its published prime rate.

NOTE F - RELATED PARTY TRANSACTIONS

Our Chief Executive Officer, Regina W. Anderson, guarantees a $250,000 line of credit for the Company.

NOTE G - CONTINGENCIES

The Company is currently complying with a FDA recall that initially started July 21, 2014 and was expanded effective November 10, 2014. Total recall costs incurred through December 31, 2014 were $78,275. Future recall costs are expected, but cannot be accrued at this point because they are not able to be reasonably estimated.

NOTE H - SUBSEQUENT EVENTS

We have evaluated subsequent events through February 13, 2015, which is the date the financial statements were available to be issued.

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

Amerx Health Care recently expanded their advanced line of wound care products with the launch of Helix3 – Bioactive Collagen. The new line of Type- 1 Collagen Matrix and Powder Dressings offer physicians and wound care professionals an advanced option for addressing moderate to heavy exudating acute and chronic wounds. Collagen plays a vital role in tissue repair and the lack of collagen present in wounds can delay the wound healing process resulting in increased wound care costs as well as additional risks to patient’s health. Amerx feels this product expansion into a new segment of the wound care market better positions the company for growth.

Recent Developments

This past July Amerx received notice from our manufacturer involving a voluntary Class II recall as a result of a random FDA inspection of their facility. Amerx subsequently issued a voluntary sub-recall to our customers. At the same time, a second voluntary recall was initiated by Amerx based on FDA concerns regarding claims made on our previous packaging. The recall included Amerigel Wound Dressing, Amerigel Saturated Gauze Dressing, Amerigel Daily Dressing Packets and Amerigel Post-op Kits. These recalls remain open and ongoing as of this filing. The Company is unable to determine at this time whether or not there will be a long term adverse material effect to our financial operations from the recalls. An accrual was made to account for actual expenses incurred following the December 31, 2014 period end. However no accrual can be made for future expenses as these expenses cannot be reasonably calculated. The short term effects of the recalls can be seen in this quarterly report showing increased legal fees, research and development fees, postage and delivery costs and back ordered product. The quarterly cost of the recall at December 31, 2014 was $78,275. Amerx is actively addressing all concerns surrounding the recalls and is working directly with the FDA to ensure full compliance moving forward.

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

Accounts Receivable Allowance

Accounts receivable allowance reflects a reserve that reduces our customer accounts and receivable to the net amount estimated to be collectible. The valuation of accounts receivable is based upon the credit-worthiness of customers and third-party payers as well as historical collection experience. Allowances for doubtful accounts are recorded as a selling, general and administrative expense for estimated amounts expected to be uncollectible from third-party payers and customers. The Company bases its estimates on its historical collection experience, current trends, credit policy and on the analysis of accounts by aging category. At December 31, 2014 our allowance for doubtful accounts totaled $1,000.

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

Deferred Income Taxes

Deferred income taxes are recognized for the expected tax consequences in future years for differences between the tax bases of assets and liabilities and their financial reporting amounts, based upon enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. The Company accounts for income taxes under Topic 740 - Income Tax in the Accounting Standards Codification. A valuation allowance is used to reduce deferred tax assets to the net amount expected to be recovered in future periods. The estimates for deferred tax assets and the corresponding valuation allowance require us to exercise complex judgments. We periodically review and adjust those estimates based upon the most current information available. We did not have a valuation allowance as of December 31, 2014. Because the recoverability of deferred tax assets is directly dependent upon future operating results, actual recoverability of deferred tax assets may differ materially from our estimates.

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

FINANCIAL CONDITION

As of December 31, 2014 the Company's principal sources of liquid assets included cash of $420,670, inventories of $518,375, and net accounts receivable of $240,577. The Company also has $157,485 in short term Certificate of Deposits. The Company had net working capital of $1,246,424, and no long-term debt at December 31, 2014.

During the six months ended December 31, 2014 cash decreased from $582,776 as of June 30, 2014, to $420,670. Operating activities used cash of $117,389 during the period, consisting of normal changes in operating assets.

The Company reflected a current deferred tax asset of $79,401, and non-current deferred tax asset of $583,863, at December 31, 2014. Because the recoverability of deferred tax assets is directly dependent upon future operating results, actual recoverability of deferred tax assets may differ materially from our estimates.

RESULTS OF OPERATIONS

Comparison of the three and six months ended December 31, 2014 and 2013.

Net sales during the quarter ended December 31, 2014, were $735,871, as compared to $792,449 in the quarter ended December 31, 2013, a decrease of $56,578, or approximately 7%. We believe that sales for the current three-month period decreased when compared to the previous year primarily due to the effects of the recall. Net sales during the six months ended December 31, 2014, were $1,354,824, as compared to $1,524,013 in the six months ended December 31, 2013, a decrease of $169,189, or approximately 11%. We believe that sales for the current six month period decreased when compared to the previous year primarily due to the effects of the recall.

Gross profit during the quarter ended December 31, 2014 was $545,257, as compared to $596,345 during the quarter ended December 31, 2013, a decrease of $51,088, or 9%. As a percentage of net sales, gross profit was approximately 74% in the quarter ended December 31, 2014, and approximately 75% in the corresponding quarter in 2013. Gross profit during the six months ended December 31, 2014 was $1,021,933, as compared to $1,155,484 during the six months ended December 31, 2013, a decrease of $133,551, or 12%. As a percentage of net sales, gross profit was approximately 75% in the six months ended December 31, 2014, and approximately 76% in the corresponding six months in 2013.

Operating expenses during the quarter ended December 31, 2014 were $570,435, consisting of $298,304 in salaries and benefits and $271,131 in selling, general and administrative expenses. This compares to operating expenses during the quarter ended December 31, 2013 of $502,779, consisting of $276,506 in salaries and benefits, and $226,273 in selling, general and administrative expenses. Expenses for the quarter ended December 31, 2014, increased by $67,656, or approximately 13%, compared to the corresponding quarter in 2013. Salaries and benefit expenses were increased for the quarter primarily due to the hiring of outside sales reps. Selling, general and administrative expenses increased primarily due to increases in legal fees and research and development cost. Operating expenses during the six months ended December 31, 2014 were $1,095,577, consisting of $594,293 in salaries and benefits and $501,284 in selling, general and administrative expenses. This compares to operating expenses during the six months ended December 31, 2013 of $963,053, consisting of $558,509 in salaries and benefits, and $404,544 in selling, general and administrative expenses. Expenses for the six months ended December 31, 2014, increased by $132,524, or approximately 14%, compared to the corresponding six months in 2013. Salaries and benefit expenses were increased for the six months primarily due to the hiring of outside sales reps. Selling, general and administrative expenses increased primarily due to increases in legal fees, research and development cost and cost associated with the recall.

Operating profit decreased by $118,744 to an operating loss of $25,178 for the quarter ended December 31, 2014, as compared to an operating profit of $93,566 in the comparable quarter of the prior year. Net Loss before income taxes was $25,178 during the quarter ended December 31, 2014, as compared to net income of $93,566 during the quarter ended December 31, 2013. We believe that the decrease in net income before income taxes was primarily attributable to the combination of the decrease in sales from the recall of our main products combined with higher than usual expenses for legal fees, recall fees and Research & Development expenses related to resolving the issues with the FDA. Operating profit decreased by $266,075 to an operating loss of $73,644 for the six months ended December 31, 2014, as compared to an operating profit of $192,431 in the comparable six months of the prior year. Net Loss before income taxes was $72,239 during the six months ended December 31, 2014, as compared to net income of $194,246 during the six months ended December 31, 2013. We believe that the decrease in net income before income taxes was primarily attributable to the combination of the decrease in sales from the effects of the recall combined with higher than usual expenses for legal fees and Research & Development expenses associated with response to the FDA concerns.

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

We held our annual meeting for fiscal 2015 on Tuesday, November 11, 2014, at 4:00 p.m. EST. The following matters were considered and approved by the shareholders:

The following seven directors were elected to hold office for one-year terms or until their successors are elected and qualified:

	Votes For	Votes Against or Withheld	Total Votes

Regina W. Anderson	4,157,670	19,188	4,176,858

James B. Anderson	4,152,277	24,581	4,176,858

Justice W. Anderson	4,157,670	19,188	4,176,858

Paul E. Kudelko	4,159,670	17,188	4,176,858

Michael T. Foley	4,152,277	24,581	4,176,858

Fred W. Suggs	4,152,677	24,181	4,176,858

Joseph R. Treshler	4,159,670	17,188	4,176,858

Pursuant to the following vote, the appointment of Ferlita, Walsh, Gonzalez and Rodriguez, P.A. as our independent certified public accountants for the 2015 fiscal year, was ratified:

Votes For	Votes Against	Votes Abstaining	Total Votes

4,981,032	1,000	55,340	5,037,372

ITEM 6. EXHIBITS

(A) EXHIBITS

31.1	Certification of Regina W. Anderson pursuant to Exchange Act Rule 13a-14(a)/15d-14(a)

31.2	Certification of James B. Anderson pursuant to Exchange Act Rule 13a-14(a)/15d-14(a)

32.1	Certification Pursuant to 18 U.S.C.§1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002

101.1*

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2013, formatted in XBRL (Extensible Business Reporting Language): (I) the Condensed Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) the Notes to Condensed Consolidated Financial Statements

* Furnished, not filed

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

PROCYON CORPORATION

February 17, 2015	By:/s/ REGINA W. ANDERSON
Date	Regina W. Anderson, Chief Executive Officer