Form 10-Q
period 2015-03-31
PROCYON CORP
filed 2015-05-14
CIK 812306

SECURITIES & EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

[x] Quarterly Report Under Section 13 or 15 (d) of
the Securities Exchange Act of 1934

For Quarterly Period Ended March 31, 2015

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer (Do not check if a smaller reporting company ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common stock, no par value; 8,060,388 shares outstanding as of May 12, 2015.

PART I. - FINANCIAL INFORMATION

PROCYON CORPORATION & SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
March 31, 2015 and June 30, 2014

	(unaudited)	(audited)
ASSETS	March 31,	June 30,
	2015	2014
CURRENT ASSETS
Cash	$196,757	$582,776
Certificates of Deposit, plus accrued interest	157,539	157,145
Accounts Receivable, less allowance for doubtful	203,368	301,243
accounts of $1,000.
Inventories	506,703	276,750
Prepaid Expenses	212,000	203,616
Deferred Tax Asset	6,641	83,373
TOTAL CURRENT ASSETS	1,283,008	1,604,903

PROPERTY AND EQUIPMENT, NET	486,467	466,214

OTHER ASSETS
Deposits	792	792
Deferred Tax Asset	705,818	556,359
	706,610	557,151

TOTAL ASSETS	$2,476,085	$2,628,268

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts Payable	$90,822	$112,075
Accrued Expenses	145,326	142,254
TOTAL CURRENT LIABILITIES	236,148	254,329

STOCKHOLDERS' EQUITY
Preferred Stock, 496,000,000 shares	—	—
authorized, none issued.
Series A Cumulative Convertible Preferred Stock,	149,950	149,950
no par value; 4,000,000 shares authorized;
194,100 shares issued and outstanding.
Common Stock, no par value, 80,000,000 shares	4,421,676	4,421,676
authorized; 8,060,388 shares issued and
outstanding.
Paid-in Capital	6,000	6,000
Accumulated Deficit	(2,337,689)	(2,203,687)
TOTAL STOCKHOLDERS' EQUITY	2,239,937	2,373,939

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,476,085	$2,628,268

The accompanying notes are an integral part of these financial statements.

3

PROCYON CORPORATION & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Three and Nine Months Ended March 31, 2015 and 2014

	(unaudited)	(unaudited)	(unaudited)	(unaudited)
	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	Mar. 31, 2015	Mar. 31, 2014	Mar. 31, 2015	Mar. 31, 2014

NET SALES	$656,328	$666,700	$2,011,152	$2,190,713

COST OF SALES	212,274	174,905	545,165	543,434

GROSS PROFIT	444,054	491,795	1,465,987	1,647,279

OPERATING EXPENSES
Salaries and Benefits	318,705	287,529	912,998	846,038
Selling, General and Administrative	260,250	259,568	761,534	664,111
	578,955	547,097	1,674,532	1,510,149

(LOSS) / INCOME FROM OPERATIONS	(134,901)	(55,302)	(208,545)	137,130

OTHER INCOME (EXPENSE)
Interest Expense	—	—	—	—
Interest Income	410	896	1,815	2,711
	410	896	1,815	2,711

(LOSS) / INCOME BEFORE INCOME TAXES	(134,491)	(54,406)	(206,730)	139,841

INCOME TAX BENEFIT / (EXPENSE)	49,195	5,257	72,728	(69,770)

NET (LOSS) / INCOME	(85,296)	(49,149)	(134,002)	70,071

Dividend requirements on preferred stock	(4,853)	(4,853)	(14,558)	(14,558)

Basic net income (loss) available to common shares	$(90,149)	$(54,002)	$(148,560)	$55,513

Basic net income (loss) per common share	$(0.01)	$(0.01)	$(0.02)	$0.01

Weighted average number of common shares outstanding	8,060,388	8,060,388	8,060,388	8,060,388

Diluted net income (loss) per common share	$(0.01)	$(0.01)	$(0.02)	$0.01

Weighted average number of common shares outstanding, diluted	8,060,388	8,060,388	8,060,388	8,254,488

The accompanying notes are an integral part of these financial statements.

4

PROCYON CORPORATION & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ending March 31, 2015 and 2014

	(unaudited)	(unaudited)
	March 31,	March 31,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES

Net (Loss) Income	$(134,002)	$70,071
Adjustments to reconcile net (loss) income to net cash (used in) operating activities:
Depreciation	25,884	24,800
Deferred Income Taxes	(72,728)	69,770
Accrued Interest on Certificates of Deposit	57	5
Decrease (increase) in:
Accounts Receivable	97,875	6,014
Inventory	(229,953)	(66,569)
Prepaid Expenses	(8,384)	(51,069)
Increase (decrease) in:
Accounts Payable	(21,252)	(18,527)
Accrued Expenses	3,072	(34,515)
NET CASH (USED) IN OPERATING ACTIVITIES	(339,431)	(20)

CASH FLOW FROM INVESTING ACTIVITIES

Purchase of Certificate of Deposit	(451)	(487)
Purchase of Property & Equipment	(46,137)	(2,628)
NET CASH (USED) IN INVESTING ACTIVITIES	(46,588)	(3,115)

CASH FLOW FROM FINANCING ACTIVITIES	—	—

NET CHANGE IN CASH	(386,019)	(3,135)

CASH AT BEGINNING OF PERIOD	582,776	772,728

CASH AT END OF PERIOD	$196,757	$769,593

SUPPLEMENTAL DISCLOSURES

Interest Paid	$—	$—
Taxes Paid	$—	$—

The accompanying notes are an integral part of these financial statements.

5

Notes to Financial Statements

NOTE A - SUMMARY OF ACCOUNTING POLICIES

The interim financial statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles ("GAAP") have been condensed or omitted as allowed by such rules and regulations. The Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the Company's audited financial statements dated June 30, 2014. The results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year.

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

On March 31, 2015, there were no outstanding options to purchase shares of our common stock. Therefore, the adoption of Topic 718 does not have a material impact on our statement of operations for period ending March 31, 2015.

The fair value of a stock option is determined using the Black-Scholes option-pricing model, which values options based on the stock price at the grant date, the expected life of the option, the estimated volatility of the stock, the expected dividend payments, and the risk-free interest rate over the life of the option. There were no options granted during the quarters ended March 31, 2015 and 2014.

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

For the three and nine months ended March 31, 2015, the potential dilutive effects of the preferred stock was excluded from the weighted-average shares outstanding as the shares would have an antidilutive effect on the loss from continuing operations.

NOTE B - INVENTORIES

Inventories consisted of the following:
	March 31,	June 30,
	2015	2014
Finished Goods	$248,749	$87,185
Raw Materials	257,954	189,565
	$506,703	$276,750

NOTE C - STOCKHOLDERS' EQUITY

During January 1995, the Company's Board of Directors authorized the issuance of up to 4,000,000 shares of Series A Cumulative Convertible Preferred Stock ("Series A Preferred Stock"). The preferred stockholders are entitled to receive, as and if declared by the board of directors, quarterly dividends at an annual rate of $.10 per share of Series A Preferred Stock per annum. Dividends will accrue without interest and will be cumulative from the date of issuance of the Series A Preferred Stock and will be payable quarterly in arrears in cash or publicly traded common stock when and if declared by the Board of Directors. As of March 31, 2015, no dividends have been declared. Dividends in arrears on the outstanding preferred shares total $346,479 as of March 31, 2015.

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

NOTE D - INCOME TAXES AND AVAILABLE CARRYFORWARD

As of March 31, 2015, the Company had consolidated income tax net operating loss ("NOL") carryforward for federal income tax purposes of approximately $1,877,000. The NOL will expire in various years ending through the year 2035. The utilization of certain of the loss carryforwards are limited under Section 382 of the Internal Revenue Code.

The components of the provision for income tax benefits (expense) attributable to continuing and discontinued operations are as follows:

	Nine Months 3/31/2015	Nine Months 3/31/2014
Current
Federal	$0	$0
State	0	0
	$0	$0

Deferred
Federal	$62,098	$(59,572)
State	10,630	(10,198)
	$72,728	$(69,770)

Total Income Tax Benefit (Expense)	$72,728	$(69,770)

Deferred income taxes reflect the net tax effects of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:

	Current	Non-Current

Deferred tax assets

NOL and contribution carryforwards	$—	$706,213
PTO Accounts	6,265	—
Allowance for doubtful accounts	376	—
	6,6416	706,213
Deferred tax (liabilities)
Excess of tax over book depreciation	—	(395)
Net deferred tax asset	$6,641	$705,818

The Change in valuation allowance is as follows:

June 30, 2014	$—
March 31, 2015	$—
Change in valuation allowance	$—

Management believes it is more likely than not that it will realize the benefit of the NOL carryforward, because of its previous trend of earnings. Therefore, a valuation allowance is not considered necessary at this time.

Income taxes for the periods ended March 31, 2015 and 2014 differ from the amounts computed by applying the effective income tax rates of 37.63%, to income taxes as a result of the following:

	Nine Months Mar. 31, 2015	Nine Months Mar. 31, 2014
Expected benefit (provision) at US statutory rate	$70,288	$(47,546)
State income tax net of federal benefit (provision)	7,504	(5,076)
Nondeductible Expense	(3,665)	(2,661)
Change in estimates in available NOL carryforwards	(1,399)	(14,487)
Income Tax Benefit (Expense)	$72,728	$(69,770)

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

NOTE E - LINE OF CREDIT

The Company has a $250,000, due-on-demand line of credit with a financial institution, collateralized by the Company's inventory of $506,703 and net accounts receivable assets of $203,368. The line of credit is renewable annually in April. Our Chief Executive Officer personally guaranteed the line of credit to the Company. At March 31, 2015 and June 30, 2014, the Company owed $0 on the line of credit. The line of credit extends terms of cash advances at a variable rate set equal to the prime rate at the time of advance. The interest rate can fluctuate according to the changes in its published prime rate.

NOTE F - RELATED PARTY TRANSACTIONS

Our Chief Executive Officer, Regina W. Anderson, guarantees a $250,000 line of credit for the Company.

NOTE G - CONTINGENCIES

The Company is currently involved with three voluntary product recalls initiated July 21, 2014; November 10, 2014; and March 9, 2015 respectively. Total recall costs incurred through March 31, 2015 were $121,144. Future recall costs are expected, but cannot be accrued at this point because they are not able to be reasonably estimated.

NOTE H - SUBSEQUENT EVENTS

We have evaluated subsequent events through May 12, 2015, which is the date the financial statements were available to be issued.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

General

You should read the following discussion and analysis in conjunction with the unaudited Condensed Financial Statements and Notes thereto appearing elsewhere in this report.

This Report on Form 10-Q, including Management's Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements. When used in this report, the words "may," "will," "expect," "anticipate," "continue," "estimate," "project," "intend," "hope," "believe" and similar expressions, variations of these words or the negative of those words, and, any statement regarding possible or assumed future results of operations of the Company's business, the markets for its products, anticipated expenditures, regulatory developments or competition, or other statements regarding matters that are not historical facts, are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 regarding events, conditions and financial trends including, without limitation, business conditions in the skin and wound care market and the general economy, competitive factors, changes in product mix, production delays, product recalls, manufacturing capabilities, and other risks or uncertainties detailed in other of the Company's Securities and Exchange Commission filings. Such statements are based on management's current expectations and are subject to risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, the Company's actual plan of operations, business strategy, operating results and financial position could differ materially from those expressed in, or implied by, such forward-looking statements.

Recent Developments

The Company is currently involved with three voluntary product recalls initiated July 21, 2014; November 10, 2014; and March 9, 2015 respectively. In March, Amerx issued a voluntarily recall for its Amerigel Hydrogel Gauze Dressing. The most recent voluntary recall involves concerns surrounding claims made on the labeling. The Company is currently resolving these issues. The Company is unable to determine at this time whether or not there will be a long term adverse material effect to our financial operations from the voluntary recalls. The short term effects of the voluntary recalls can be seen in this quarterly report showing increased legal fees, research and development fees, postage, delivery costs, back ordered product and increased cost of goods from replacement of recalled products. The cost of the recalls as of March 31, 2015 was $121,144. An accrual was made to account for actual expenses incurred following the March 31, 2015 period end in the amount of $19,068, however, no accrual can be made for future expenses as these expenses cannot be reasonably calculated. Amerx is actively addressing all concerns surrounding the recalls and is working directly with the FDA to ensure full compliance moving forward.

Amerx recently expanded into the biological dressing segment of the wound care market with the launch of HELIX3 Bioactive Collagen products in January. This new line of advanced wound care products further extends Amerx reach into one of the fastest growing segments of the wound care market. HELIX3 Bioactive Collagen is available in Collagen Matrix (HELIX3-CM) and Particle (HELIX3-CP) dressing forms to promote moist healing of moderate to heavy draining wounds. Amerx believes this new product complements the Amerigel brand and better positions the company for expanded growth opportunities.

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

Accounts Receivable Allowance

Accounts receivable allowance reflects a reserve that reduces our customer accounts and receivable to the net amount estimated to be collectible. The valuation of accounts receivable is based upon the credit-worthiness of customers and third-party payers as well as historical collection experience. Allowances for doubtful accounts are recorded as a selling, general and administrative expense for estimated amounts expected to be uncollectible from third-party payers and customers. The Company bases its estimates on its historical collection experience, current trends, credit policy and on the analysis of accounts by aging category. At March 31, 2015, and June 30, 2014, our allowance for doubtful accounts totaled $1,000.

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

Deferred Income Taxes

Deferred income taxes are recognized for the expected tax consequences in future years for differences between the tax bases of assets and liabilities and their financial reporting amounts, based upon enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. The Company accounts for income taxes under Topic 740 - Income Tax in the Accounting Standards Codification. A valuation allowance is used to reduce deferred tax assets to the net amount expected to be recovered in future periods. The estimates for deferred tax assets and the corresponding valuation allowance require us to exercise complex judgments. We periodically review and adjust those estimates based upon the most current information available. We did not have a valuation allowance as of March 31, 2015. Because the recoverability of deferred tax assets is directly dependent upon future operating results, actual recoverability of deferred tax assets may differ materially from our estimates.

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

FINANCIAL CONDITION

As of March 31, 2015 the Company's principal sources of liquid assets included cash of $196,757, inventories of $506,703, and net accounts receivable of $203,368. The Company also has $157,539 in short term Certificate of Deposits. The Company had net working capital of $1,046,860, and no long-term debt at March 31, 2015.

During the nine months ended March 31, 2015 cash decreased from $582,776 as of June 30, 2014, to $196,757. Operating activities used cash of $339,431 during the period. The change is primarily the result of increased inventories due to the new product launch and repackaging of our Amerigel brand. Other contributing factors to the reduction of cash used by operating activities include the one time cost associated with the recalls that currently stands at approximately $121,000.

The Company reflected a current deferred tax asset of $6,641, and non-current deferred tax asset of $705,818, at March 31, 2015. Because the recoverability of deferred tax assets is directly dependent upon future operating results, actual recoverability of deferred tax assets may differ materially from our estimates.

RESULTS OF OPERATIONS

Comparison of the three and nine months ended March 31, 2015 and 2014.

Gross Sales during the quarter ended March 31, 2015, were $722,706 as compared to the previous year's gross sales of $676,013, an increase of $46,693. However, net sales during the quarter ended March 31, 2015, were $656,328, as compared to $666,700 in the quarter ended March 31, 2014, a decrease of $10,372, or approximately 2%. The one time cost effects of the recalls caused the net sales figures to show a reduction in sales for the quarter. Net sales during the nine months ended March 31, 2015, were $2,011,152, as compared to $2,190,713 in the nine months ended March 31, 2014, a decrease of $179,561 or approximately 8%. We believe that sales for the current nine month period decreased when compared to the previous year primarily due to the effects of the recalls.

Gross profit during the quarter ended March 31, 2015, was $444,054 as compared to $491,795 during the quarter ended March 31, 2014, a decrease of $47,741 or 10%. As a percentage of net sales, gross profit was approximately 68% in the quarter ended March 31, 2015, and approximately 74% in the corresponding quarter in 2014. Gross profit during the nine months ended March 31, 2015, was $1,465,987 as compared to $1,647,279 during the nine months ended March 31, 2014, a decrease of $181,292 or 11%. As a percentage of net sales, gross profit was approximately 73% in the nine months ended March 31, 2015, and approximately 75% in the corresponding nine months in 2014.

Operating expenses during the quarter ended March 31, 2015, were $578,955 consisting of $318,705 in salaries and benefits and $260,250 in selling, general and administrative expenses. This compares to operating expenses during the quarter ended March 31, 2014, of $547,097 consisting of $287,529 in salaries and benefits; and $259,568 in selling, general and administrative expenses. Expenses for the quarter ended March 31, 2015, increased by $31,858 or approximately 6% compared to the corresponding quarter in 2014. Salaries and benefit expenses increased for the quarter primarily due to the hiring of inside and outside sales representatives. Selling, general and administrative expenses remained relatively constant between corresponding periods as increases in marketing efforts, and recall costs were offset by reductions in professional fees and R & D cost. Operating expenses during the nine months ended March 31, 2015, were $1,674,532 consisting of $912,998 in salaries and benefits; and $761,534 in selling, general and administrative expenses. This compares to operating expenses during the nine months ended March 31, 2014, of $1,510,149 consisting of $846,038 in salaries and benefits; and $664,111 in selling, general and administrative expenses. Expenses for the nine months ended March 31, 2015, increased by $164,383 or approximately 11% compared to the corresponding nine months in 2014. Salaries and benefit expenses increased for the nine months primarily due to the hiring of inside and outside sales representatives. Selling, general and administrative expenses increased primarily due to increases in legal fees, research and development cost and costs associated with the recalls.

Operating profit decreased by $79,599 to an operating loss of $134,901 for the quarter ended March 31, 2015, as compared to an operating loss of $55,302 in the comparable quarter of the prior year. Loss before income taxes was $134,491 during the quarter ended March 31, 2015, as compared to net loss of $54,406 during the quarter ended March 31, 2014. We believe that the decrease in net income before income taxes was primarily attributable to the combination of the decrease in net sales from the recalls combined with increased salaries and benefits. Operating profit decreased by $345,675 to an operating loss of $208,545 for the nine months ended March 31, 2015, as compared to an operating profit of $137,130 in the comparable nine months of the prior year. Loss before income taxes was $206,730 during the nine months ended March 31, 2015, as compared to net income of $139,841 during the nine months ended March 31, 2014. We believe that the decrease in income before income taxes was primarily attributable to the combination of the decrease in sales from the effects of the recalls combined with higher than usual expenses for legal fees and Research & Development expenses.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Management of the Company, with the participation of the Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based on that evaluation, management, including the Chief Executive and Chief Financial Officer, has concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures were not effective in ensuring that all material information relating to the Company required to be disclosed in this report has been made known to management in a timely manner and ensuring that this information is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and regulations, because of the identification of a certain material weakness in our internal controls over financial reporting which are identified below, which we view as an integral part of our disclosure controls and procedures.

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

PART II. OTHER INFORMATION

ITEM 5. OTHER INFORMATION

The matters reported in "Recent Developments" in Item 2 of Part 1 are incorporated herein by this reference.

ITEM 6. EXHIBITS

(A) EXHIBITS

31.1	Certification of Regina W. Anderson pursuant to Exchange Act Rule 13a-14(a)/15d-14(a)
31.2	Certification of James B. Anderson pursuant to Exchange Act Rule 13a-14(a)/15d-14(a)
32.1	Certification Pursuant to 18 U.S.C.§1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002
101.1*	The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2013, formatted in XBRL (Extensible Business Reporting Language): (I) the Condensed Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) the Notes to Condensed Consolidated Financial Statements

* Furnished, not filed

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

PROCYON CORPORATION

May 14, 2015	By: /s/ REGINA W. ANDERSON
Date	Regina W. Anderson, Chief Executive Officer