Form 10-K
period 2015-06-30
PROCYON CORP
filed 2015-09-30
CIK 812306

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[x]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2015

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

The aggregate market value of the 3,726,188 shares of Common Stock held by non-affiliates was $372,619 on September 4, 2015 based on the average bid and asked price of $.10 on such date.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

As of September 17, 2015, there were 8,060,388 shares of the issuers Common Stock outstanding.

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

Procyon, a Colorado corporation, was incorporated on March 19, 1987, and was deemed a development stage company until May 1996, when we acquired Amerx, a corporation based in Clearwater, Florida, which was wholly owned by John C. Anderson, our deceased Chief Executive Officer. Amerx develops and markets proprietary medical products used in the treatment of pressure ulcers, stasis ulcers, wounds, dermatitis, inflammation and other skin problems. Historically, Amerx's products are sold through distributors to healthcare institutions including hospitals, wound care clinics, nursing homes and home health care agencies; to retailers including national and regional chain stores and pharmacies, and to healthcare practitioners who treat wounds. Sirius no longer has any material operations.

Products

Amerx Health Care Corp.

Amerx sells a proprietary line of advanced skin and wound care products made with Oakin®, proven to promote healing in wound and problematic skin conditions, including the AMERIGEL® Hydrogel Wound Dressing, AMERIGEL® Hydrogel Gauze Dressing, AMERIGEL® Post Op Surgical Kits, AMERIGEL® Saline Wound Wash, AMERIGEL® Care Lotion and AMERIGEL® Barrier Lotion. In fiscal 2015, Amerx added a new line of advanced wound care products under the Helix3™ Bioactive Collagen brand. This new line of collagen products includes Helix3® Bioactive Collagen Powder (CP) and Collagen Matrix (CM) dressings and expands Amerx product offerings to a new segment of the wound care market. AMERIGEL® Hydrogel Wound Dressing and AMERIGEL® Hydrogel Gauze Dressing are formulated to be used as a wound dressing to manage stages I-IV pressure ulcers, stasis ulcers, diabetic skin ulcers, post-surgical incisions, cuts, abrasions and skin irritations. The AMERIGEL® Premium Care Lotion is a nourishing moisturizer to prevent and protect dry skin, relieve red/itchy skin and diminish the appearance of bruising. The AMERIGEL® Saline Wound Wash is a sterile USP normal saline (0.9% Sodium Chloride) solution for wound cleansing. Helix3® Bioactive Collagen dressings are indicated for the management of burns, sores, blisters, ulcers and other wounds.

Amerx holds a Medicare reimbursement code for the AMERIGEL® Hydrogel Gauze Dressing, AMERIGEL® Hydrogel Wound Dressing, Helix3® Bioactive Collagen Powder and Helix3™ Bioactive Collagen Matrix dressings. The reimbursement codes, assigned by the Pricing, Data Analysis and Coding contractor for Medicare and Medicaid ("PDAC"), is on a per unit or per use basis. We believe that this reimbursement code is beneficial to Amerx's business, allowing customers on Medicare to seek coverage for use of these products.

Amerx spent approximately $23,000 towards research and development over the past fiscal year. These funds were directed towards additional studies aimed at proving product safety and efficacy and expanding existing markets and new products, as well as correcting FDA and manufacturing compliance issues.

The AMERIGEL® product line is based on proprietary formulations which are protected as trade secret information and with registered trademarks. Helix3 CP® is a registered trademark of Amerx Health Care. Helix3 CM and associated names trademarks are pending approval. All products are registered with the Food and Drug Administration ("FDA").

The AMERIGEL® product line continues to gain acceptance within the health care community. Amerx owns and operates three different websites. The sites can be viewed at www.amerigel.com, www.amerxhc.com, and www.amerxstore.com. These websites provide viewer-focused information about Amerx's products to consumers (amerigel.com) and health care providers (amerxhc.com). Amerxstore.com is equipped to handle direct sales to the public.

Market for Products

The market for Amerx's skin and wound care products is primarily comprised of hospitals, wound care centers, nursing homes, home health care agencies and health care practioners. We believe that Amerx products offer quality, moderately priced, efficacious treatment options for acute and chronic wounds/ulcers and reoccurring skin conditions most often treated by health care professionals. We are continuing our efforts to penetrate new and existing sectors within the health care market, including sales to government agencies.

The retail market for Amerx's skin care and wound care products is comprised mainly of national and regional chain stores as well as independent retail pharmacies.

Distribution and Sales

Amerx’s traditional method of distribution has been through retail and institutional distributors. We expect to continue increasing our distributor base, particularly with distributors capable of introducing Amerx’s products in new medical specialty markets, in new geographical areas and to new retail chains. Distributors typically purchase products from Amerx on standard credit terms (2%10, Net 30). Amerx supports its distributors through product literature, advertising and participation at industry trade shows. All existing distributors sell Amerx products on a non-exclusive basis.

We periodically receive inquiries about international market distribution for the AmeriGel® product line. These inquiries have been generated by our advertising, market presence and web sites (www.amerxhc.com and www.amerigel.com). We respond to and pursue all such inquiries, while complying with applicable international regulatory guidelines.

In fiscal 2015, Amerx generated all of our net sales of approximately $2,772,000.

Significant Customer

During fiscal 2015, two customers accounted for approximately 26% of Amerx’s sales. The loss of these customers could materially and adversely affect our financial condition and the results of our operations. The Company has been able to maintain relationships with its distributors and has been able to establish relationships with new distributors each year.

Manufacturing

During fiscal 2015, the majority of manufacturing of Amerx’s products was completed by a non-affiliated manufacturing facility. Amerx has a written contract with this manufacturer and there are no minimum purchase requirements. This agreement and an agreement made with a new manufacturer reduces the potential risk associated with relying on a single manufacturer. In fiscal 2015, Amerx used a separate facility to manufacture the AmeriGel® Wound Wash. Amerx believes there are additional companies that could manufacture Amerx’s products according to its specifications, if necessary.

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

A single source currently furnishes a proprietary ingredient contained in the AMERIGEL® products. Amerx does not have a written contract with this supplier; however, management believes that, if necessary, an alternative supplier could be secured within a reasonable period of time. The manufacturer generally provides other raw materials and ingredients and we believe there are numerous other sources for these materials and ingredients. However, there can be no assurance that Amerx would be able to timely secure an alternative supplier and the failure to replace this supplier in a timely manner could materially harm Amerx's operations.

Proprietary Rights

In January 1999, the United States Patent and Trademark Office registered the Company's AMERIGEL®trademark. Amerx also holds a registered Trademark for the principal proprietary ingredient used in all of its currently available products, Oakin®. In fiscal 2015, Amerx received registered trademark approval for the Helix3 CP® name and has filed for trademark protection for Helix3 CM name, Helix3 Logo and new Oakin logo. Amerx relies on a combination of trademark and trade secret protection and confidentiality agreements to establish and protect its proprietary rights.

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

Order Placement and Backlog

There were approximately $0 and $31,000 in back orders as of June 30, 2015 and June 30, 2014, respectively.

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

Employees

As of September 1, 2015, the Company and its subsidiary employ a total of 13 full time and2 part time employees consisting of 5 management employees, 5 sales-related employees and 4 administrative employees. One employee works under Procyon and fourteen employees work under the Amerx subsidiary.

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

On May 29, 2015 the Company entered into a lease agreement to lease 3,200 square feet of office and warehouse space in Clearwater, FL as the Company needed additional space due to its increase in office and inventory needs. The lease is a sixty three month lease starting July 1, 2015 and ending September 30, 2020. Lease payments will start at $1,700 per month in year one and increase to $1,913 per month in year five.

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

Fiscal 2015	HIGH	LOW

First Quarter	$.24	$.11
Second Quarter	$.16	$.07
Third Quarter	$.12	$.08
Fourth Quarter	$.15	$.08

Fiscal 2014
First Quarter	$.19	$.09
Second Quarter	$.17	$.10
Third Quarter	$.35	$.16
Fourth Quarter	$.35	$.13

As of September 15, 2015, there were approximately 130 record holders of the Company’s Common Stock. On September 18, 2015, the closing bid price of the Company’s common stock was $.10 and the closing ask price was $.10. On September 18, 2015, the last date on which a sale occurred, the last reported sale price was $.10.

Holders of Common Stock are entitled to receive such dividends if declared by the Company’s Board of Directors. We have not declared any dividends on our Common Stock and have no current plans to declare a dividend in the immediate future.

Holders of the Series A Cumulative Convertible Preferred Stock (the “Preferred Stock”) are entitled to receive, if declared by the Board of Directors, quarterly dividends at an annual rate of $.10 per share. Dividends accrue without interest, from the date of issuance, and are payable in arrears in cash or common stock, when and if declared by the Board of Directors. No dividends had been declared or paid at June 30, 2015, and dividends, if ever declared, in arrears at such date total $351,331.

Holders of the Preferred Stock have the right to convert their shares of Preferred Stock into an equal number of shares of Common Stock of the Company. In addition, every holder of preferred stock is entitled to that number of votes equal to the number of shares of common stock into which the preferred stock is convertible. Such preferred shares will automatically convert into one share of Common Stock at the close of a public offering of Common Stock by the Company provided the Company receives gross proceeds of at least $1,000,000, and the initial offering price of the Common Stock sold in such offering is equal to or in excess of $1 per share. During fiscal 2015, no holders of shares of Preferred Stock voluntarily converted their Preferred shares into shares of Common Stock. So long as any shares of Series A Preferred Stock are outstanding, the Company is prohibited from declaring dividends or other distributions related to its Common Stock or purchasing, redeeming or otherwise acquiring any of the Common Stock.

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

Equity Compensation Plan Information

The following table contains information regarding Procyon’s equity compensation plans as of June 30, 2015. The Company maintains one equity compensation plan, Procyon Corporation 2009 Stock Option Plan (the "2009 Option Plan"), which was approved by our shareholders in December 2009. However, no stock options have been issued under the 2009 Option Plan. Our 1998 Omnibus Stock Option plan (the “1998 Option Plan”) expired by its own terms in December 2008. No additional options may be issued under the 1998 Option Plan, and none remain outstanding.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders: 2009 Option Plan	—	—	500,000 shares of Common Stock for Non-Qualified Stock Options and Stock Appreciation Rights and 500,000 shares of Common Stock for Incentive Stock Options
Equity compensation plans not approved by security holders	—	—
Total	—	—	500,000 shares of Common Stock for Non-Qualified Stock Options and Stock Appreciation Rights and 500,000 shares of Common Stock for Incentive Stock Options

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

-no assurance can be given that we will remain in compliance with applicable FDA and other regulatory requirements once clearance or approval has been obtained for a product. We must incur expense and spend time and effort to ensure compliance with these complex regulations. Possible regulatory actions could include warning letters, fines, damages, injunctions, civil penalties, recalls, seizures of our products, and criminal prosecution;

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

-we currently sell approximately 26% of our products to two customers; the loss of those customers could have a material adverse effect upon our financial position and results of operations;

-we could experience reduced revenues and profits if Medicare or other government programs change, delay or deny reimbursement claims;

-we are subject to various federal, state, and international laws and regulations pertaining to government benefit program reimbursement, price reporting and regulation, and health care fraud and abuse, including anti-kickback and false claims laws, the Medicaid Rebate Statute, the Veterans Health Care Act, and individual state laws relating to pricing and sales and marketing practices; violations of these laws may be punishable by criminal and/or civil sanctions, including, in some instances, substantial fines, imprisonment, and exclusion from participation in federal and state health care programs, including Medicare, Medicaid, and Veterans Administration health programs; violations of these laws, or allegations of such violations, could disrupt our business and result in a material adverse effect on our revenues, profitability, and financial condition;

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

-our product supply and related patient access to products could be negatively impacted by, among other things: (i) seizure or recalls of products or forced closings of manufacturing plants, (ii) supply chain continuity including from natural or man-made disasters at one of our facilities or at a critical supplier or vendor, as well as our failure or the failure of any of our vendors or suppliers to comply with Current Good Manufacturing Practices and other applicable regulations and quality assurance guidelines that could lead to manufacturing shutdowns, product shortages and delays in product manufacturing, (iii) manufacturing, quality assurance/quality control, supply problems or governmental approval delays, (iv) the failure of a sole source or single source supplier to provide us with necessary raw materials, supplies or finished goods for an extended period of time, (v) the failure of a third-party manufacturer to supply us with finished product on time, (vi) construction or regulatory approval delays related to new facilities or the expansion of existing facilities (vii) the failure to meet new and emerging regulations requiring products to be tracked throughout the distribution channels using unique identifiers and (viii) other manufacturing or distribution issues including limits to manufacturing capacity due to regulatory requirements; changes in the types of products produced; physical limitations or other business interruptions;

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

Deferred Income Taxes

Deferred income taxes are recognized for the expected tax consequences in future years for differences between the tax bases of assets and liabilities and their financial reporting amounts, based upon exacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. The Company accounts for income taxes under Topic 740 - Income Tax in the Accounting Standards Codification. A valuation allowance is used to reduce deferred tax assets to the net amount expected to be recovered in future periods. The estimates for deferred tax assets and the corresponding valuation allowance require us to exercise complex judgments. We periodically review and adjust those estimates based upon the most current information available. We did not have a valuation allowance as of June 30, 2015. Because the recoverability of deferred tax assets is directly dependent upon future operating results, actual recoverability of deferred tax assets may differ materially from our estimates.

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

Recent Developments

The Company is currently involved with three voluntary product recalls initiated July 21, 2014; November 10, 2014; and March 9, 2015 respectively. Amerx was able to absorb the impact of these recalls and correct the issues causing the need for the recalls. The FDA has closed the July 21, 2014 recall, and the other two recalls remain open at this time. Amerx sustained significant costs during the recalls impacting various expense categories including reduced sales, increased costs associated with replacing product and increased expenses to correct the issues. The costs of the recalls as of June 30, 2015 were $161,524. An accrual was made to account for actual expenses incurred following the June 30, 2015 period end in the amount of $2,973, however, no accrual can be made for future expenses as these expenses cannot be reasonably calculated. Management feels that the significant portions of these recalls are accounted for in fiscal 2015 and will not have any substantial effect on fiscal 2016, moving forward.

General

Our continuing operations and revenues consist of the operations of and revenues generated by Amerx, our wholly-owned subsidiary. Amerx’s wound care and skin care products, marketed under the trademark AmeriGel® and Helix3, are formulated to enhance the quality of skin and wound care and to lower the treatment costs for those who suffer from various skin conditions and wounds.

Amerx markets Amerigel®and Helix3 wound care products to institutional customers such as hospitals, wound care clinics, skilled nursing facilities and home health agencies; to retail customers through direct sales, internet sales and through independent and retail chain drug stores; and to physicians and other health care practitioners.

Amerx’s products are distributed to institutions and to retail stores through national, regional and local distributors as well as through direct sales and internet sales. As Amerx grows, more focus is being placed on distributor sales over direct sales.

Future Expectations

Amerx expects to further penetrate the health care market through its participation in industry trade shows, advertisements in trade journals, development of additional distributor relationships and by opening new geographical territories (including international markets). Amerx management seeks to develop additional markets as the Amerigel and Helix3 product lines gain broader acceptance in markets involved in advanced wound and skin care. Amerx management also seeks to develop new products to be released as soon as practicable.

Results of Operations

Comparison of Fiscal 2015 and 2014.

Gross Sales during the year ended June 30, 2015, were $2,901,737 as compared to the previous year’s gross sales of $2,876,146, an increase of $25,591. However, net sales during the year ended June 30, 2015, were $2,771,705, as compared to $2,838,859 in the year ended June 30, 2014, a decrease of $67,154, or approximately 2%. The one time cost effects of the recalls caused the net sales figures to show a reduction in sales for the year. We believe that sales for the current period decreased when compared to the previous year primarily due to the effects of the recalls.

Cost of sales increased to approximately $809,000 in fiscal 2015, as compared to approximately $709,000 in fiscal 2014, or 14%. Cost of sales in fiscal 2015, as a percentage of net sales, increased approximately 4% to 29%.

The increase in cost of sales is directly related to recall cost, and is expected to be short term. Gross profit decreased to approximately $1,963,000 during fiscal 2015, as compared to approximately $2,130,000 during fiscal 2014, a decrease of about $167,000, or 8%. As a percentage of net sales, gross profit was approximately 71% in fiscal 2015 and as compared to 75% in fiscal 2014.

Operating expenses during fiscal 2015 were approximately $2,305,000, consisting of approximately $1,254,000 in salaries and benefits and $1,050,000 in selling, general and administrative expenses. Operating expenses in fiscal 2014 were approximately $2,065,000 and consisted of approximately $1,153,000 in salaries and benefits and approximately $911,000 in selling, general and administrative expenses. This represents an increase in expenses of approximately $240,000 in fiscal 2015 over the operating expenses in fiscal 2014. As a percentage of net sales, operating expenses during fiscal 2015 increased to 83% as compared to 73% during fiscal 2014; as net sales decreased approximately $67,000 for the year on an approximately $240,000 increase in expenses. Salaries and Benefits increased with the hire of additional outside field representatives which have since been replaced with independent representatives. Selling, General and Administrative expenses increased due to cost associated with the recalls, including but not limited to increased professional fees, fees charged by distributors to communicate with their respective customers and the Company’s own cost of administering the recalls.

Income from operations decreased to a loss of approximately $341,000 in 2015, as compared to approximately $65,000 profit in fiscal 2014. Net loss (after dividend requirements for Preferred Shares) was approximately $237,000 during fiscal 2015, compared to a net profit of approximately $4,000 during fiscal 2014. The Company also recorded approximately $121,000 of income tax benefit in arriving at net income available to common shares in fiscal 2015.

As of June 30, 2015, the Company had deferred tax asset of $760,947, consisting primarily of the tax benefit of net operating loss carryforwards. Management still believes it is more likely than not that it will realize the benefit of the NOL carryforward, despite the set back from this fiscal year as sales continue to trend upward. Therefore, a valuation allowance is not considered necessary.

Liquidity and Capital Resources

Historically, we have financed our operations through revenues from operations. As of June 30, 2015, our principal sources of liquidity included inventories of approximately $434,000, net accounts receivable of approximately $260,000, cash of approximately $204,000, and certificates of deposit of approximately $158,000. We had working capital of approximately $992,000 at June 30, 2015.

Operating activities used cash of approximately $392,000 during fiscal 2015, and used approximately $179,000 during fiscal 2014, consisting primarily of a net loss of $218,000 in fiscal 2015 and $107,000 increase in accounts receivable in fiscal 2014. Cash used by investing activities during fiscal 2015 was approximately $67,000 as compared to cash used in fiscal 2014 of approximately $10,000, respectively. Cash provided by financing activities during fiscal 2015 was $80,000 and $0 during fiscal 2014.

During fiscal 2015, no holders of shares of Preferred Stock converted their shares to Common Stock.

Commitments of Capital Expenditures

At June 30, 2015, the Company had no commitments for capital expenditures.

Off-Balance Sheet Arrangements

During fiscal years 2015 and 2014, we did not have any relationships or arrangements with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated financial statements as of June 30, 2015, and 2014 were audited by Ferlita, Walsh, Gonzalez and Rodriguez, P.A., the Company’s independent auditors, as indicated in their report included appearing at page F-1.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2015. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework, Guidance for Smaller Public Companies. Our assessment based on those criteria concludes that, as of June 30, 2015, the Company’s internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with Generally Accepted Accounting Principles (“GAAP”) rules as more fully described below. This was due to a deficiency that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be a material weakness. The matter involving internal controls and procedures that the Company’s management considers to be a material weakness under the standards of the Public Company Accounting Oversight Board in fiscal 2015 is inadequate segregation of duties consistent with control objectives. Management believes that this material weakness did not have an adverse effect on the Company’s financial results reported herein. We believe that the one material weakness will be remedied with growth of the company in the future and hiring of additional personnel.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

		Capacities in	Director
NAME	Age	Which Served	Since

Regina W. Anderson	68	Chief Executive Officer, and	2005
		Chairman of the Board
Chester L. Wallack *	73	Director	1995
Fred W. Suggs, Jr.	68	Director	1995
James B. Anderson	45	Director, Chief Financial Officer;
		Vice President - Operations, Amerx
		Health Care Corp.	2006
Justice W. Anderson	38	Director, Vice-President Sales & Marketing; President,
		Vice-President Marketing, Amerx Health Care Corp.	2006
Michael T. Foley	77	Director	2006
Joseph R. Treshler	62	Director	2013
Dr. Paul E. Kudelko, Sr.	75	Director	2013
George O. Borak	54	Vice President - Sales, Amerx Health Care Corp.

* Mr. Wallack resigned from the Board of Director’s effective September 26, 2014.

Regina Anderson. Ms. Anderson has served as Chairman of the Board of Directors since September 2005, and as our Chief Executive Officer since November 2005. Ms. Anderson has over 30 years experience in both the medical and management fields. Ms. Anderson worked at Health South Rehabilitation Hospital for ten years as Outpatient Director, in charge of the main outpatient center plus four satellite offices. Prior to her work at HealthSouth, Regina was Vice-President of Operations at Stuffit Direct Marketing Company from 1980 through 1989. Regina received her Masters Degree from Kansas State University in 1970.

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

Joseph R. Treshler. Mr. Treshler has served on the Board of Director’s since January 2013 and is a member of the Audit Committee. Mr. Treshler serves at the Vice President of Business Management & Development of Covanta Energy Corporation, and is responsible for Covanta’s asset management, business development, project implementation, client community relations, community affairs and Clean World Initiative efforts in Florida. Mr. Treshler earned his B.S. degree in Chemical Engineering in 1974 from Iowa State University of Science and Technology. He is a Professional Engineer registered to practice in the State of Florida. Mr. Treshler was appointed by the Company’s Board of Directors to serve on the Audit Committee on January 8, 2013 and to serve on the Ethics Committee on June 7, 2013.

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

Compliance with Section 16(a) of the Exchange Act

Under the securities laws of the United States, our directors, executive officers, and any persons holding more than ten percent of our Common Stock are required to report their initial ownership of the Company’s Common Stock and any subsequent changes in that ownership to the Securities and Exchange Commission and the Company. Specific due dates for these reports have been established and we are required to disclose any failure to file, or late filing, of such reports. Based solely on our review of the reports and amendments thereto furnished to the Company and written representations that all reports that were required to be filed in fiscal 2015, our officers, directors and beneficial owners of more than ten percent of its Common Stock complied with all Section 16(a) filing requirements.

Committees of the Board

The Board of Directors has delegated certain of its authority to an Audit Committee, Compensation Committee and an Ethics Committee.

The Compensation Committee is composed of Messrs. Suggs (Chairman) and Treshler. Mr. Wallack resigned from the Compensation Committee effective September 26, 2014. No member of the Compensation Committee is a former or current officer or employee of the Company. The primary function of the Compensation Committee is to review and make recommendations to the Board with respect to the compensation, including bonuses, of the Company's officers and to administer the Company’s Option Plan. The Board of Directors adopted a Compensation Committee Charter during the 2008 fiscal year. The charter for the compensation committee may be viewed on the company website (www.procyoncorp.com).

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

In fiscal 2015, the Board of Directors held ten formal meetings. A majority of directors attended each meeting in person or by telephone. The Compensation Committee held four meetings during fiscal 2015. The Audit Committee held two meetings during fiscal 2015. The Ethics Committee held one meeting during fiscal 2015.

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

ITEM 11. EXECUTIVE COMPENSATION.

Summary Compensation Table. The following table sets forth compensation information for the two fiscal years ended June 30, 2015 and 2014 of the Company’s Chief Executive Officer, Chief Financial Officer and the President of our subsidiary, Amerx Health Care Corp. (the “Named Executive Officers”). Elements of compensation for our Named Executive Officers include salary, discretionary cash bonuses and other prerequisites and benefits. We do not have a pension plan and do not offer non-qualified deferred compensation arrangements. We also did not grant stock awards or pay any non-equity incentive plan compensation in fiscal year 2015. As a result, columns related to these items have been omitted from the table below.

Name and Principal Position	Year	Salary($)	Bonus($)	Non-equity incentive plan compensation	All Other Compensation($)	Total($)
Regina W. Anderson,	2015	$158,772		$0	$0	$158,772
President, Chief Executive Officer	2014	$158,772	$3,308	$0	$0	$162,080
Justice W. Anderson,	2015	$214,043	$6,563	$0	$0	$220,606
President (Amerx )	2014	$212,024	$6,563	$0	$0	$218,587
James B. Anderson,	2015	$122,329	$2,625	$0	$0	$124,954
Chief Financial Officer, Vice Pres. of Operations (Amerx )	2014	$120,021	$11,125	$	$0	$131,146
George O Borak,	2015	$148,264	$3,319	$0	$0	$151,583
Vice Pres. Of Sales (Amerx )	2014	$148,841	$0	$0	$0	$148,841

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

Outstanding Equity Awards at 2015 Fiscal Year End

The Named Executive Officers held no outstanding stock options at June 30, 2015.

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

The Board of Directors has authorized the issuance of 500,000 shares of common stock to underlie the granting of Incentive Stock Options and 500,000 shares of common stock to underlie the granting of Non-Qualified Stock Options and SARs under the 2009 Option Plan. As of June 30, 2015, no stock options or other Awards have been granted under the 2009 Option Plan. The 1,000,000 shares of common stock that have been reserved for the 2009 Option Plan have not been registered under the Securities Act of 1933. We have no present plans to register such shares.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS, MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information regarding beneficial ownership of our Common Stock as of September 21, 2015 by (i) each person known by the Company to own beneficially more than 5% of the outstanding Common Stock, (ii) each director or director nominee, and (iii) all executive officers and directors as a group. Each person has sole voting and sole investment or dispositive power with respect to the shares shown except as noted. As to the Company's preferred stock, as of September 21, 2015 no officer or director of the company owned any preferred shares. In addition, no individual shareholder beneficially owned more than 5% of the Company's preferred shares.

Common Shareholdings on September 21, 2015
		Number of		Percent of
Name and Address	(3)	Shares		Class (%)
Regina W. Anderson		78,060		1.0
Chester L. Wallack **	(l)	60,000		1.0
Fred W. Suggs	(l)	100,000		1.2
James B. Anderson		81,000	(5)	1.0
Justice W. Anderson	(4)	3,425,500		42.5
Michael T. Foley	(2)	222,945	(6)	2.8
Joseph R. Treshler		0		*
Paul E. Kudelko		0		*
George O. Borak		100,092		1.2
All directors and officers as a group (eight persons)		4,037,505		50.0
Jeffery S. Slowgrove	(7)	476,200		5.9
Roy M. Speer Foundation, 2535 Success Dr., Odessa, FL 33556		1,600,000		19.9

* Less than 1%

** Mr. Wallack resigned from the Board of Directors effective September 26, 2014.

(1)	Member of the Compensation Committee.
(2)	Member of the Audit Committee.
(3)	Except as noted above, the address for all persons listed is 1300 S. Highland Ave, Clearwater, Florida 33756
(4)	Mr. Anderson beneficially owns 3,350,500 shares of common stock as Trustee of the John C. Anderson Trust in accordance with Mr. Anderson's will. He also owns of record 73,000 shares of common stock.
(5)	Includes 10,000 shares in joint name with his wife.
(6)	Includes 17,945 shares of common stock owned of record by Mr. Foley’s wife’s trust, of which shares Mr. Foley disclaims beneficial ownership.
(7)	Mr. Slowgrove resigned as a director in December 2011.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Other than transactions described below, since July 1, 2014, there has not been, nor is there currently proposed, any transaction or series of similar transactions to which we were or will be a party:

·	in which the amount involved exceeds $120,000; and,

·	in which any director, nominee for director, executive officer, shareholder which beneficially owns five percent or more of our common stock or any member of their immediate family members, had or will have a direct or indirect material interest.

Regina W. Anderson, our Chairman and Chief Executive Officer, personally guaranteed the loan we secured from Bank of America, N.A., in the amount of $508,000, to purchase our office building in July 2006 as well as the $250,000 line of credit of which $80,000 and $0 was drawn out at June 30, 2015 and 2014, respectively. The remaining balance of the mortgage loan was repaid in full in January 2013.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees. In fiscal 2015, the Company paid to its independent accountants $50,285 in fees related directly to the audit and review of the Company’s financial statements. In fiscal 2014, the Company paid to its independent accountants $47,265 in fees related directly to the audit and review of the Company’s financial statements.

Audit-Related Fees. The Company’s independent accountants performed no other audit-related services for the Company during fiscal 2014 and 2015, other than the audit services described above.

Tax Fees: In fiscal 2015, the Company paid to its independent accountants $2,500 in fees related directly to tax preparations. In fiscal 2014, the Company paid to its independent accountants $2,000 in fees related directly to tax preparations.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) Exhibits

1.	The financial statements filed herewith are listed in the Index to Financial Statements included in Item 7.

Exhibit No.		Document
*	3.1	Articles of Incorporation
+	3.1.1	Articles of Amendment to Articles of Incorporation
*	3.2	Bylaws
+	4.1	Designation of Series A Preferred Stock
&	10.1	Procyon Corporation 2009 Stock Option Plan
/	10.3	Promissory Note dated July 21, 2006
/	10.4	Mortgage dated July 21, 2006
+	10.5	Loan and Security Agreement, dated as of January 1, 1995, by and between the Company and Amerx Health Care Corp., including Promissory Notes issued there under.
o	10.6	Agreement and Plan of Exchange, dated January 31, 1996, by and between the Company and Amerx.
**	10.7	Asset Purchase Agreement between Sirius Medical Supply, Inc. and Priority Diabetes Supply, Inc., effective July 31, 2009.
#	10.8	Job Offer - Salary & Benefit Statements between Amerx Health Care Corporation and George Borak, effective June 11, 2012.
//	10.9	Executive Employment Agreement - Justice W. Anderson
//	10.10	Executive Employment Agreement - James B. Anderson
##	10.11	Executive Employment Agreement - Regina W. Anderson
++	14.1	Code of Ethics for Senior Financial Officers.
x	31.1	Certification of Regina W. Anderson pursuant to Exchange Act Rule 13a-14(a)/15d-14(a)
x	31.2	Certification of James B. Anderson pursuant to Exchange Act Rule 13a-14(a)/15d-14(a)
x	32.1	Certification Pursuant to 18 U.S.C. § 1350, as Adopted Pursuant to Section906 of the Sarbanes-Oxley Act Of 2002
x	99.1	Electronic mail message from Chester Wallack to Regina Anderson dated September 26, 2014

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

Date: September 28, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the registrant and in the capacities and on the dates indicated have signed this report below.

Signature	Title	Date

/s/ Regina W. Anderson	Chief Executive Officer,	September 28, 2015
Regina W. Anderson	President

/s/ James B. Anderson	Chief Financial Officer	September 28, 2015
James B. Anderson	President (Sirius) and Director

/s/ Justice W. Anderson	President (Amerx) and Director	September 28, 2015
Justice W. Anderson

/s/ Michael T. Foley	Director	September 28, 2015
Michael T. Foley

/s/ Fred W. Suggs, Jr.	Director	September 28, 2015
Fred W. Suggs, Jr.

/s/ Joseph R. Treshler	Director	September 28, 2015
Joseph R. Treshler

/s/ Paul Kudelko	Director	September 28, 2015
Paul Kudelko

EXHIBIT INDEX

Exhibit No.	Document	Item No.

* 3.1	Articles of Incorporation	3
+ 3.1.1	Articles of Amendment to Articles of Incorporation	3
* 3.2	Bylaws	3
+ 4.1	Designation of Series A Preferred Stock	4
&10.1	Procyon Corporation 2009 Stock Option Plan
- 10.2	Office Lease dated September 23, 2003
/ 10.3	Promissory Note dated July 21, 2006
/ 10.4	Mortgage dated July 21, 2006
+10.5	Loan and Security Agreement, dated as of January 1, 1995, by and between the Company and Amerx Health Care Corp., including Promissory Notes issued there under.	10
o 10.6	Agreement and Plan of Exchange, dated January 31, 1996, by and between the Company and Amerx.
**10.7	Asset Purchase Agreement between Sirius Medical Supply, Inc. and Priority Diabetes Supply, Inc., effective July 31, 2009.
#10.8	Job Offer - Salary & Benefit Statements between Amerx Health Care Corporation and George Borak, effective June 11, 2012.
//10.9	Executive Employment Agreement - Justice W. Anderson
//10.10	Executive Employment Agreement - James B. Anderson

##10.11	Executive Employment Agreement - Regina W. Anderson
++14.1	Code of Ethics for Senior Financial Officers.
x 31.1	Certification of Regina W. Anderson pursuant to Exchange Act Rule 13a-14(a)/15d-14(a)	31
x 31.2	Certification of James B. Anderson pursuant to Exchange Act Rule 13a-14(a)/15d-14(a)	31
x 32.1	Certification Pursuant to 18 U.S.C. § 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002	32

*	Incorporated by reference to the Company’s Registration Statement on Form S-1, S.E.C. File No.33-13273.
+	Incorporated by reference to the Company’s Form 10-KSB for the fiscal year ended June 30, 1995.
o	Incorporated by reference to the Company’s Form 8-K filed on or about February 2, 1996.
/	Incorporated by reference to the Company’s Form 8-K filed on or about August 8, 2006.
-	Incorporated by reference to the Company’s Form 10-QSB for the period ending September 30, 2003.
++	Incorporated by reference to the Company’s Schedule 14A filed on or about October 15, 2004.
**	Incorporated by reference to the Company’s Form 8-K filed on or about August 3, 2009.
x	Filed herewith.
&	Incorporated by reference to the Company’s Schedule 14A filed on or about November 9, 2009.
#	Incorporated by reference to the Company’s Form 8-K filed on or about July 2, 2012.
//	Incorporated by reference to the Company’s Form 8-K filed on or about October 15, 2012.
##	Incorporated by reference to the Company’s Form 8-K filed on or about December 17, 2012.

PROCYON CORPORATION AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
Years Ended June 30, 2015 and 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders of

Procyon Corporation and Subsidiaries

We have audited the accompanying consolidated balance sheets of Procyon Corporation and Subsidiaries as of June 30, 2015 and 2014 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended June 30, 2015. Procyon Corporation and Subsidiaries’ management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Procyon Corporation and Subsidiaries as of June 30, 2015 and 2014 and the results of its operations and its cash flows for each of the years in the two-year period ended June 30, 2015, in conformity with accounting principles generally accepted in the United States of America.

FERLITA, WALSH, GONZALEZ & RODRIGUEZ, P.A.

Certified Public Accountants

Tampa, Florida

September 25, 2015

PROCYON CORPORATION & SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
June 30, 2015 and June 30, 2014

ASSETS	June 30,	June 30,
	2015	2014
CURRENT ASSETS
Cash	$204,227	$582,776
Certificates of Deposit, plus accrued interest	157,672	157,145
Accounts Receivable, less allowance for doubtful	260,077	301,243
accounts of $14,405 and $1,000 respectively.
Inventories	434,476	276,750
Prepaid Expenses	197,969	203,616
Deferred Tax Asset	98,354	83,373
TOTAL CURRENT ASSETS	1,352,775	1,604,903

PROPERTY AND EQUIPMENT, NET	496,869	466,214

OTHER ASSETS
Deposits	4,192	792
Deferred Tax Asset	662,593	556,359
	666,785	557,151

TOTAL ASSETS	$2,516,429	$2,628,268

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts Payable	$121,358	$112,075
Line of Credit	80,000	—
Accrued Expenses	159,403	142,254
TOTAL CURRENT LIABILITIES	360,761	254,329

COMMITMENTS AND CONTINGENCIES (NOTE G)	—	—

STOCKHOLDERS' EQUITY
Preferred Stock, 496,000,000 shares	—	—
authorized, none issued.
Series A Cumulative Convertible Preferred Stock,	149,950	149,950
no par value; 4,000,000 shares authorized;
194,100 shares issued and outstanding.
Common Stock, no par value, 80,000,000 shares	4,421,676	4,421,676
authorized; 8,060,388 shares issued and
outstanding.
Paid-in Capital	6,000	6,000
Accumulated Deficit	(2,421,958)	(2,203,687)
TOTAL STOCKHOLDERS' EQUITY	2,155,668	2,373,939

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,516,429	$2,628,268

The accompanying notes are an integral part of these consolidated financial statements.

F - 2

PROCYON CORPORATION & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Year Ended June 30, 2015 and 2014

	Year	Year
	Ended	Ended
	June 30, 2015	June 30, 2014

NET SALES	$2,771,705	$2,838,959

COST OF SALES	808,505	708,875

GROSS PROFIT	1,963,200	2,130,084

OPERATING EXPENSES
Salaries and Benefits	1,254,178	1,153,418
Selling, General and Administrative	1,050,384	911,319
	2,304,562	2,064,737

(LOSS) / INCOME FROM OPERATIONS	(341,362)	65,347

OTHER INCOME (EXPENSE)
Interest Expense	(200)	—
Interest Income	2,075	3,572
	1,875	3,572

(LOSS) / INCOME BEFORE INCOME TAXES	(339,487)	68,919

INCOME TAX BENEFIT / (EXPENSE)	121,216	(45,311)

NET (LOSS) / INCOME	(218,271)	23,608

Dividend requirements on preferred stock	(19,410)	(19,410)

Basic net income (loss) available to common shares	$(237,681)	$4,198

Basic net income (loss) per common share	$(0.03)	$0.00

Weighted average number of common shares outstanding	8,060,388	8,060,388

Diluted net income (loss) per common share	$(0.03)	$0.00

Weighted average number of common shares outstanding, diluted	8,060,388	8,254,488

The accompanying notes are an integral part of these consolidated financial statements.

F - 3

PROCYON CORPORATION & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the Year Ended June 30, 2015 and 2014

	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, June 30, 2013	194,100	$149,950	8,060,388	$4,421,676	$6,000	$(2,227,295)	$2,350,331

Net Income	—	—	—	—	—	23,608	23,608

Balance, June 30, 2014	194,100	149,950	8,060,388	4,421,676	6,000	(2,203,687)	2,373,939

Net Loss	—	—	—	—	—	(218,271)	(218,271)

Balance, June 30, 2015	194,100	$149,950	8,060,388	$4,421,676	$6,000	$(2,421,958)	$2,155,668

The accompanying notes are an integral part of these consolidated financial statements.

F - 4

PROCYON CORPORATION & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Year Ended June 30, 2015 and 2014

	June 30,	June 30,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES

Net (Loss) Income	$(218,271)	$23,608
Adjustments to reconcile net (loss) income to net cash (used in) operating activities:
Depreciation	35,868	32,800
Increase in Allowance for Doubtful Accounts	13,405	—
Deferred Income Taxes	(121,215)	45,311
Accrued Interest on Certificates of Deposit	(527)	(613)
Decrease (increase) in:
Accounts Receivable	27,761	(106,868)
Inventory	(157,726)	(63,806)
Prepaid Expenses	5,647	(57,275)
Deposits	(3,400)	—
Increase (decrease) in:
Accounts Payable	9,284	(24,983)
Accrued Expenses	17,149	(27,668)
NET CASH (USED) IN OPERATING ACTIVITIES	(392,025)	(179,494)

CASH FLOW FROM INVESTING ACTIVITIES

Purchase of Property & Equipment	(66,524)	(10,458)
NET CASH (USED) IN INVESTING ACTIVITIES	(66,524)	(10,458)

CASH FLOW FROM FINANCING ACTIVITIES

Proceeds from Line of Credit	80,000	—
NET CASH PROVIED BY FINANCING ACTIVITIES	80,000	—

NET CHANGE IN CASH	(378,549)	(189,952)

CASH AT BEGINNING OF PERIOD	582,776	772,728

CASH AT END OF PERIOD	$204,227	$582,776

SUPPLEMENTAL DISCLOSURES

Interest Paid	$200	$—
Taxes Paid	$—	$—

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

The valuation of accounts receivable is based upon the credit-worthiness of customers as well as historical collection experience. Estimating the credit worthiness of customers and recover ability of customer accounts requires us to exercise considerable judgment. Allowances for doubtful accounts are recorded as a selling, general and administrative expense for estimated amounts expected to be uncollectible from third-party payers and customers. The Company bases its estimates on its historical collection and write-off experience, current trends, credit policy, and on analysis of accounts receivable by aging category. As of June 30, 2015 and 2014, accounts receivable allowance was approximately $14,000 and $1,000, or 6% and less than 1% respectively of gross accounts receivable.

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

Concentration of Credit Risk

The Company maintains its cash at various financial institutions. All noninterest-bearing transaction accounts are fully insured by the Federal Deposit Insurance Corporation, regardless of the balance of the account, at all insured institutions. At June 30, 2015 and 2014, our uninsured cash balance was $0.

Shipping and Handling Costs

Shipping and handling costs incurred were approximately $107,000 and $67,000 for the years ended June 30, 2015, and 2014, respectively, and were included in selling, general and administrative expenses.

Advertising and Marketing

The Company records advertising and marketing expenses in the periods in which they are incurred. During the years ended June 30, 2015 and 2014, approximately $416,000 and $409,000, of advertising and marketing costs were included in selling, general and administrative expenses for each respective year.

Deferred Income Taxes

Deferred income taxes are recognized for the expected tax consequences in future years for differences between the tax bases of assets and liabilities and their financial reporting amounts, based upon exacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. The Company accounts for income taxes under Topic 740 - Income Tax in the Accounting Standards Codification. A valuation allowance is used to reduce deferred tax assets to the net amount expected to be recovered in future periods. The estimates for deferred tax assets and the corresponding valuation allowance require us to exercise complex judgments. We periodically review and adjust those estimates based upon the most current information available. We did not have a valuation allowance as of June 30, 2015 and 2014. Because the recoverability of deferred tax assets is directly dependent upon future operating results, actual recover ability of deferred tax assets may differ materially from our estimates.

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

The 2009 Option Plan provides for the granting of incentive stock options, non-qualified stock options, and stock appreciation rights ("SARs") to eligible officers, directors, employees and consultants of the Company and its subsidiaries. The 2009 Option Plan is administered by the Compensation Committee. The Board of Directors has authorized the issuance of 500,000 shares of common stock to underlie the granting of incentive stock options and 500,000 shares of common stock to underlie the granting of non-qualified stock options and SARs under the 2009 Option Plan. As of June 30, 2015, no stock options or other awards have been granted under the 2009 Option Plan. The 1,000,000 shares of common stock that have been reserved for the 2009 Option Plan have not been registered under the Securities Act of 1933.

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

On June 30, 2015, there were no outstanding options granted under the 2009 Option Plan. During the year ended June 30, 2015, no options were granted.

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

There were no options granted during fiscal years ended June 30, 2015 and 2014. Had there been options issued during the fiscal years ended June 30, 2015 and 2014, the fair value of the options would have been determined using the Black-Scholes option-pricing model, which values options based on the stock price at the grant date, the expected dividend payments, and the risk-free interest rate over the life of the option.

Equity instruments issued to non-employees in exchange for goods, fees and services are accounted for under the fair value-based method of Accounting Standards Codification Topic 718 - Compensation - Stock Compensation (“Topic 718").

Subsequent Events

We have evaluated subsequent events through September 25, 2015, which is the date the financial statements were available to be issued.

NOTE B - INVENTORIES

Inventories consisted of the following:

	June 30, 2015	June 30, 2014
Finished Goods	$178,107	$87,185
Raw Materials	256,369	189,565
	$434,476	$276,750

NOTE C - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

As of June 30, 2015	Owned	Capitalized Leases	Total
Office Equipment	$144,388	$14,031	$158,419
Furniture and Fixtures	27,394		27,394
Software	26,742		26,742
Leasehold improvements	51,064		51,064
Production Equipment	34,961		34,961
Building	474,168		474,168
Land	64,547		64,547
	823,264	14,031	837,295
Less accumulated depreciation	(326,395)	(14,031)	(340,426)
	$496,869	$0	$496,869

Depreciation expense was $35,868 for the year ended June 30, 2015.

As of June 30, 2014	Owned	Capitalized Leases	Total
Office Equipment	$107,393	$14,031	$121,424
Furniture and Fixtures	27,394		27,394
Software	22,099		22,099
Leasehold Improvements	26,179		26,179
Production Equipment	34,961		34,961
Building	474,168		474,168
Land	64,547		64,547
	756,741	14,031	770,772
Less accumulated depreciation	(290,527)	(14,031)	(304,558)
	$466,214	$0	$466,214

Depreciation expense was $32,800 for the year ended June 30, 2014.

NOTE D - ACCRUED EXPENSES

Accrued expenses consist of the following at June 30, 2015 and 2014.

	2015	2014
Accrued Payroll	$101,757	$83,825
Accrued Paid Time Off	14,135	23,112
Accrued Professional Fees	36,575	31,054
Other	6,936	4,263
Total	$159,403	$142,254

NOTE E - RELATED PARTY TRANSACTIONS

Our Chief Executive Officer, Regina W. Anderson, guarantees the $250,000 line of credit.

NOTE F - LINE OF CREDIT

The Company has a $250,000, due-on-demand line of credit with a financial institution, collateralized by the Company’s inventory of $434,476 and net accounts receivable assets of $260,077. The line of credit is renewable annually in April. The Chief Executive Officer of the Company personally guaranteed the line of credit to the Company. At June 30, 2015, and 2014, respectively the Company owed $80,000 and $0 respectively on the line of credit. Interest expense for the years ended June 30, 2015 and 2014 was $200 and $0 respectively. The line of credit extends terms of cash advances at a variable rate set equal to the banks prime rate at the time of advance. The interest rate (4.25% at June 30, 2015) can fluctuate according to the bank changes in its published prime rate.

NOTE G - COMMITMENTS AND CONTINGENCIES

The Company is currently involved with three voluntary product recalls initiated July 21, 2014; November 10, 2014; and March 9, 2015 respectively. Total recall costs incurred through June 30, 2015 were $161,524. Future recall costs are expected, but cannot be accrued at this point because they are not able to be reasonably estimated.

The Company leases certain equipment and warehouse office space under operating leases expiring through year 2021. Lease expenses for the fiscal years ended June 30, 2015 and 2014 were $12,868 and $11,979, respectively. The minimum lease payments due under the lease agreements for fiscal years ended June 30, are as follows:

2016	$21,677
2017	22,319
2018	22,989
2019	23,678
2020	24,389
2021	6,142
$121,194

NOTE H - STOCKHOLDERS’ EQUITY

During January 1995, the Company's Board of Directors authorized the issuance of up to 4,000,000 shares of Series A Cumulative Convertible Preferred Stock. The preferred stockholders are entitled to receive, if declared by the board of directors, quarterly dividends at an annual rate of $.10 per share of Series A Cumulative Convertible Preferred Stock per annum. Dividends accrue without interest and are cumulative from the date of issuance of the Series A Cumulative Convertible Preferred Stock and are payable quarterly in arrears in cash or publicly traded common stock when and if declared by the board of directors. As of June 30, 2015, no dividends have been declared. Dividends in arrears on the outstanding preferred shares total $351,331 or approximately $1.81 per share as of June 30, 2015. So long as any shares of Series A Preferred Stock are outstanding, the Company is prohibited from declaring dividends or other distributions related to its Common Stock or purchasing, redeeming or otherwise acquiring any of the Common Stock.

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

NOTE I - EARNINGS PER SHARE

As required by Accounting Standards Codification Topic 260 - Earnings per Share (“Topic 260"), the following table sets forth the computation of basic and diluted earnings per share:

	Years Ended June 30,
	2015	2014
Numerator:
Net Income (loss)	$(218,271)	$23,608
Adjustment for basic earnings per share:
Dividend requirements on preferred stock	(19,410)	(19,410)
Numerator for basic earnings per share- Net income (loss) available to common stockholders	$(237,681)	$4,198
Effect of dilutive securities:
Numerator for diluted earnings per share- Net income (loss) available to common stockholder	$(237,681)	$4,198
Denominator:
Denominator for basic earnings per share- Weighted-average common shares	8,060,388	8,060,388
Effect of dilutive securities: Stock options	—	—
Weighted-average Dilutive potential common shares	—	194,100
Denominator for dilutive earnings per share- Adjusted weighted-average shares and assumed conversions	8,060,388	8,254,488
Basic Net Income (Loss) per share	$(0.03)	$0.00
Diluted Net Income (Loss) per share	$(0.03)	$0.00

NOTE J - INCOME TAXES AND AVAILABLE CARRYFORWARD

As of June 30, 2015, the Company had consolidated income tax net operating loss ("NOL") carryforward for federal income tax purposes of approximately $1,992,000. The NOL will expire in various years ending through the year 2035.The utilization of certain of the loss carryforwards are limited under Section 382 of the Internal Revenue Code. The benefits of the NOL carryforward for the year ended June 30, 2015 was $121,216. For the year ended June 30, 2014 there was an expense of $45,311.

The components of the provision for income taxes (benefits) are attributable to continuing operations as follows:

	2015	2014

Current	$—	$—
Federal	—	—
State
	—	—
Deferred
Federal	$103,499	$(38,688)
State	17,717	(6,623)
	$121,216	$(45,311)

Deferred income taxes reflect the net tax effects of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:

	Current	Non-Current
Deferred tax assets:
NOL and contribution carryforwards	$87,614	$662,124
Excess of book over tax depreciation	—	469
PTO accounts	5,319	—
Allowance for doubtful accounts	5,421	—
	98,354	662,593
Deferred tax (liabilities):
Excess of tax over book depreciation	—	—
	—	—
Net deferred tax asset (liability)	$98,354	$662,593

The change in the valuation allowance is as follow:

June 30, 2014	$—
June 30, 2015	—
Decrease in valuation allowance	$—

Management believes it is more likely than not that it will realize the benefit of the NOL carryforward. Therefore, a valuation allowance is not considered necessary.

Income taxes for the years ended June 30, 2015 and 2014 differ from the amounts computed by applying the effective income tax rates of 37.63%, to income before income taxes as a result of the following:

	2015	2014
Expected provision at US statutory rate	$(115,425)	$23,432
State income tax net of federal benefit	(12,323)	2,501
Nondeductibles	5,133	4,891
Change in estimates in available NOL carryforwards	1,399	14,487

Income tax (benefit) expense	$(121,216)	$45,311

The earliest tax year still subject to examination by taxing jurisdictions is fiscal year June 30, 2011.

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

There was approximately $0 and $31,000 in back orders as of June 30, 2015 and 2014, respectively, due to the timely receipt of product from the manufacturer.

NOTE L - MAJOR CUSTOMER

During the year ended June 30, 2015, sales from two customers accounted for approximately 26% of Amerx’s sales. The loss of these customers could have a material adverse effect on our financial condition or the results of our operations. During the year ended June 30, 2014, one customer accounted for 18% of Amerx’s sales.

NOTE M - RESEARCH AND DEVELOPMENT

Amerx spent $22,825 in fiscal 2015, and approximately $21,177 in fiscal 2014, towards research and development efforts. These efforts were directed towards additional studies aimed at expanding existing markets, correcting issues with FDA compliance and manufacturing.