Form 10-Q
period 2015-09-30
PROCYON CORP
filed 2015-11-16
CIK 812306

SECURITIES & EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

[x] Quarterly Report Under Section 13 or 15 (d) of
the Securities Exchange Act of 1934

For Quarterly Period Ended September 30, 2015

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common stock, no par value; 8,060,388 shares outstanding as of November 6, 2015.

PART I. - FINANCIAL INFORMATION

PROCYON CORPORATION & SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
September 30, 2015 and June 30, 2015

	(unaudited)	(audited)
ASSETS	September 30,	June 30,
	2015	2015
CURRENT ASSETS
Cash	$217,197	$204,227
Certificates of Deposit, plus accrued interest	157,805	157,672
Accounts Receivable, less allowance for doubtful	212,515	260,077
accounts of $2,821 and $14,405 respectively.
Inventories	502,889	434,476
Prepaid Expenses	171,187	197,969
Deferred Tax Asset	93,648	98,354
TOTAL CURRENT ASSETS	1,355,241	1,352,775

PROPERTY AND EQUIPMENT, NET	491,620	496,869

OTHER ASSETS
Deposits	4,192	4,192
Deferred Tax Asset	641,208	662,593
	645,400	666,785

TOTAL ASSETS	$2,492,261	$2,516,429

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts Payable	$87,286	$121,358
Line of Credit	80,000	80,000
Accrued Expenses	131,114	159,403
TOTAL CURRENT LIABILITIES	298,400	360,761

COMMITMENTS AND CONTINGENCIES (NOTE G)	—	—

STOCKHOLDERS' EQUITY
Preferred Stock, 496,000,000 shares	—	—
authorized, none issued.
Series A Cumulative Convertible Preferred Stock,	149,950	149,950
no par value; 4,000,000 shares authorized;
194,100 shares issued and outstanding.
Common Stock, no par value, 80,000,000 shares	4,421,676	4,421,676
authorized; 8,060,388 shares issued and outstanding.

Paid-in Capital	6,000	6,000
Accumulated Deficit	(2,383,765)	(2,421,958
TOTAL STOCKHOLDERS' EQUITY	$2,193,861	2,155,668

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,492,261	$2,516,429

The accompanying notes are an integral part of these financial statements.

3

PROCYON CORPORATION & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Three Months Ended September 30, 2015 and 2014
	(unaudited)	(unaudited)
	Three Months	Three Months
	Ended	Ended
	Sep. 30, 2015	Sep. 30, 2014

NET SALES	$855,042	$618,953

COST OF SALES	230,935	142,277

GROSS PROFIT	624,107	476,676

OPERATING EXPENSES
Salaries and Benefits	308,759	295,989
Selling, General and Administrative	247,249	229,153
	556,008	525,142

INCOME / (LOSS) FROM OPERATIONS	68,099	(48,466)

OTHER INCOME (EXPENSE)
(Loss) on Disposal of Assets	(3,195)	—
Interest Expense	(869)	—
Interest Income	249	681
	(3,815)	681

INCOME / (LOSS) BEFORE INCOME TAXES	64,284	(47,785)

INCOME TAX (EXPENSE) / BENEFIT	(26,091)	17,560

NET INCOME / (LOSS)	38,193	(30,225)

Dividend requirements on preferred stock	(4,853)	(4,853)

Basic net income (loss) available to common shares	$33,340	$(35,078)

Basic net income (loss) per common share	$0.00	$(0.00)

Weighted average number of common shares outstanding	8,060,388	8,060,388

Diluted net income (loss) per common share	$0.00	$(0.00)

Weighted average number of common shares outstanding, diluted	8,254,488	8,060,388

The accompanying notes are an integral part of these financial statements.

4

PROCYON CORPORATION & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ending September 30, 2015 and 2014

	(unaudited)	(unaudited)
	September 30,	September 30,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES

Net Income / (Loss)	$38,193	$(30,225)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	9,993	8,229
Loss on Disposal of Assets	3,195	—
Deferred Income Taxes	26,091	(17,560)
Accrued Interest on Certificates of Deposit	(133)	(133)
Decrease (increase) in:
Accounts Receivable	47,562	102,661
Inventory	(68,414)	(106,910)
Prepaid Expenses	26,782	29,637
Increase (decrease) in:
Accounts Payable	(34,073)	(10,406)
Accrued Expenses	(28,287)	(25,123)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	20,909	(49,830)

CASH FLOW FROM INVESTING ACTIVITIES

Purchase of property & equipment	(7,939)	(2,846)
NET CASH (USED IN) INVESTING ACTIVITIES	(7,939)	(2,846)

CASH FLOW FROM FINANCING ACTIVITIES	—	—

NET CHANGE IN CASH	12,970	(52,676)

CASH AT BEGINNING OF PERIOD	204,227	582,776

CASH AT END OF PERIOD	$217,197	$530,100

SUPPLEMENTAL DISCLOSURES

Interest Paid	$869	$—
Taxes Paid	$—	$—

The accompanying notes are an integral part of these financial statements.

5

Notes to Financial Statements

NOTE A - SUMMARY OF ACCOUNTING POLICIES

The interim consolidated financial statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) have been condensed or omitted as allowed by such rules and regulations. The Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements dated June 30, 2015. The results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year.

Management of the Company has prepared the accompanying unaudited condensed consolidated financial statements prepared in conformity with generally accepted accounting principles, which require the use of management estimates, contain all adjustments (including normal recurring adjustments) necessary to present fairly the operations and cash flows for the period presented and to make the financial statements not misleading.

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

On September 30, 2015, there were no outstanding options to purchase shares of our common stock. Therefore, the adoption of Topic 718 does not have a material impact on our statement of operations for period ending September 30, 2015.

The fair value of a stock option is determined using the Black-Scholes option-pricing model, which values options based on the stock price at the grant date, the expected life of the option, the estimated volatility of the stock, the expected dividend payments, and the risk-free interest rate over the life of the option. There were no options granted during the quarters ended September 30, 2015 and 2014.

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

For the three months ended September 30, 2015, the potential dilutive effects of the preferred stock was included in the weighted-average shares outstanding.

NOTE B - INVENTORIES

Inventories consisted of the following:	September 30,	June 30,
	2015	2015
Finished Goods	$297,558	$178,107
Raw Materials	205,331	256,369
	$502,889	$434,476

NOTE C - STOCKHOLDERS’ EQUITY

During January 1995, the Company's Board of Directors authorized the issuance of up to 4,000,000 shares of Series A Cumulative Convertible Preferred Stock (“Series A Preferred Stock”). The preferred stockholders are entitled to receive, as and if declared by the board of directors, quarterly dividends at an annual rate of $.10 per share of Series A Preferred Stock per annum. Dividends will accrue without interest and will be cumulative from the date of issuance of the Series A Preferred Stock and will be payable quarterly in arrears in cash or publicly traded common stock when and if declared by the Board of Directors. As of September 30, 2015, no dividends have been declared. Dividends in arrears on the outstanding preferred shares total $356,184 as of September 30, 2015.

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

NOTE D - INCOME TAXES AND AVAILABLE CARRYFORWARD

As of September 30, 2015, the Company had consolidated income tax net operating loss ("NOL") carryforward for federal income tax purposes of approximately $1,930,000. The NOL will expire in various years ending through the year 2035. The utilization of certain of the loss carryforwards are limited under Section 382 of the Internal Revenue Code.

The components of the provision for income tax benefits (expense) attributable to continued operations are as follows:

	Three Months 9/30/2015	Three Months 9/30/2014
Current
Federal	$0	$0
State	0	0
	$0	$0

Deferred
Federal	$(22,278)	$14,993
State	(3,813)	2,567
	$(26,091)	$17,560

Total Income Tax Benefit (Expense)	$(26,091)	$17,560

Deferred income taxes reflect the net tax effects of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

	Current	Non-Current
Deferred tax assets
NOL and contribution carryforwards	$87,616	$638,732
PTO Accounts	4,971	—
Excess of book over tax depreciation	—	2,476
Allowance for doubtful accounts	1,061	—
Net deferred tax asset	$93,648	$641,208

Management believes it is more likely than not that it will realize the benefit of the NOL carryforward, because of its previous trend of earnings. Therefore, a valuation allowance is not considered necessary at this time.

Income taxes for the periods ended September 30, 2015 and 2014 differ from the amounts computed by applying the effective income tax rates of 37.63%, to income taxes as a result of the following:

	Three Months Sep. 30, 2015	Three Months Sep. 30, 2014
Expected benefit (provision) at US statutory rate	$(21,856)	$16,246
State income tax net of federal benefit (provision)	(2,333)	1,735
Nondeductible Expense	(1,902)	(421)
Income Tax Benefit (Expense)	$(26,091)	$17,560

The earliest tax year still subject to examination by a major taxing jurisdiction is fiscal year end June 30, 2012.

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

NOTE E - LINE OF CREDIT

The Company has a $250,000, due-on-demand line of credit with a financial institution, collateralized by the Company’s inventory of $502,889 and net accounts receivable assets of $212,515. The line of credit is renewable annually in April. Our Chief Executive Officer personally guaranteed the line of credit to the Company. At September 30, 2015 and June 30, 2015, the Company owed $80,000 on the line of credit. The line of credit extends terms of cash advances at a variable rate set equal to the prime rate at the time of advance. The interest rate can fluctuate according to the changes in its published prime rate.

NOTE F - RELATED PARTY TRANSACTIONS

Our Chief Executive Officer, Regina W. Anderson, guarantees a $250,000 line of credit for the Company.

NOTE G - CONTINGENCIES

The Company is currently involved with two voluntary product recalls initiated November 10, 2014 and March 9, 2015 respectively. Total recall costs incurred through September 30, 2015 were $169,050, of which $7,526 occurred in the quarter ending September 30, 2015. Future recall costs are expected, but cannot be accrued at this point because they are not able to be reasonably estimated.

NOTE H - SUBSEQUENT EVENTS

On November 3, 2015 the Company entered into a Purchase Agreement, to sell one of it’s 510(k) Notification and Clearances. The terms of the agreement were a purchase price of $300,000. Payments are to be made in 4 installments of $75,000 each every six months from the start of the agreement.

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

Recent Developments

The Company is currently involved with two voluntary product recalls initiated November 10, 2014; and March 9, 2015 respectively. The original recall from July 21, 2014, has been closed. The Company is currently resolving these issues. The Company is unable to determine at this time whether or not there will be a long term adverse material effect to our financial operations from the voluntary recalls. The short term effects of the voluntary recalls have been documented showing increased legal fees, research and development fees, postage, delivery costs, back ordered product and increased cost of goods from replacement of recalled products. The cost incurred by the Company related to the recalls as of September 30, 2015 was $169,050. An accrual was made to account for actual expenses incurred following the September 30, 2015 period end in the amount of $2,505, however, no accrual can be made for future expenses as these expenses cannot be reasonably calculated. Amerx is actively addressing all concerns surrounding the recalls and is working directly with the FDA to ensure full compliance moving forward.

Amerx recently expanded into the biological dressing segment of the wound care market with the launch of HELIX3TM Bioactive Collagen products in January 2015. This new line of advanced wound care products further extends Amerx reach into one of the fastest growing segments of the wound care market. HELIX3TM Bioactive Collagen is available in Collagen Matrix (HELIX3-CMTM) and Particle (HELIX3-CPTM) dressing forms to promote moist healing of moderate to heavy draining wounds. Amerx believes this new product complements the Amerigel brand and better positions the company for expanded growth opportunities.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company's condensed consolidated financial statements have been prepared in accordance with standards of the Public Company Accounting Oversight Board (United States), which require the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosures. A summary of those significant accounting policies can be found in the Notes to the Consolidated Financial Statements included in the Company's annual report on form 10-K, for the year ended June 30, 2015, which was filed with the Securities and Exchange Commission on September 28, 2015. The estimates used by management are based upon the Company's historical experiences combined with management’s understanding of current facts and circumstances. Certain of the Company's accounting policies are considered critical as they are both important to the portrayal of the Company's financial condition and the results of its operations and require significant or complex judgments on the part of management. We believe that the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements.

Accounts Receivable Allowance

Accounts receivable allowance reflects a reserve that reduces our customer accounts and receivable to the net amount estimated to be collectible. The valuation of accounts receivable is based upon the credit-worthiness of customers and third-party payers as well as historical collection experience. Allowances for doubtful accounts are recorded as a selling, general and administrative expense for estimated amounts expected to be uncollectible from third-party payers and customers. The Company bases its estimates on its historical collection experience, current trends, credit policy and on the analysis of accounts by aging category. At September 30, 2015, and June 30, 2015, our allowance for doubtful accounts totaled $2,821 and $14,405, respectively.

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

Deferred Income Taxes

Deferred income taxes are recognized for the expected tax consequences in future years for differences between the tax bases of assets and liabilities and their financial reporting amounts, based upon enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. The Company accounts for income taxes under Topic 740 - Income Tax in the Accounting Standards Codification. A valuation allowance is used to reduce deferred tax assets to the net amount expected to be recovered in future periods. The estimates for deferred tax assets and the corresponding valuation allowance require us to exercise complex judgments. We periodically review and adjust those estimates based upon the most current information available. We did not have a valuation allowance as of September 30, 2015. Because the recoverability of deferred tax assets is directly dependent upon future operating results, actual recoverability of deferred tax assets may differ materially from our estimates.

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

FINANCIAL CONDITION

As of September 30, 2015 the Company's principal sources of liquid assets included cash of $217,197, inventories of $502,889, and net accounts receivable of $212,515. The Company also has $157,805 in short term Certificate of Deposits. The Company had net working capital of $1,056,841, and no long-term debt at September 30, 2015.

During the three months ended September 30, 2015 cash increased from $204,227 as of June 30, 2015, to $217,197. Operating activities provided cash of $20,909 during the period. The change is primarily the result of decreased accounts receivable.

The Company reflected a current deferred tax asset of $93,648, and non-current deferred tax asset of $641,208, at September 30, 2015. Because the recoverability of deferred tax assets is directly dependent upon future operating results, actual recoverability of deferred tax assets may differ materially from our estimates.

RESULTS OF OPERATIONS

Comparison of the three months ended September 30, 2015 and 2014.

Gross Sales during the quarter ended September 30, 2015, were $855,042 as compared to the previous year’s gross sales of $618,953, an increase of $236,089, or approximately 38%. Sales have been on the rise predominately from the success of our new Helix3 Collagen product line launched in January 2015, as well as sales returning to normal levels following the recalls.

Gross profit during the quarter ended September 30, 2015, was $624,107 as compared to $476,676 during the quarter ended September 30, 2014, an increase of $147,431 or 31%. As a percentage of net sales, gross profit was approximately 73% in the quarter ended September 30, 2015, and approximately 77% in the corresponding quarter in 2014. Gross profit will continue to decrease slightly as sales from the Collagen product increase.

Operating expenses during the quarter ended September 30, 2015, were $556,008 consisting of $308,759 in salaries and benefits and $247,249 in selling, general and administrative expenses. This compares to operating expenses during the quarter ended September 30, 2014, of $525,142 consisting of $295,989 in salaries and benefits; and $229,153 in selling, general and administrative expenses. Expenses for the quarter ended September 30, 2015, increased by $30,866 or approximately 6% compared to the corresponding quarter in 2014. Salaries and benefits expenses increased for the quarter primarily due to commissions paid on increased sales. Selling, general and administrative expenses remained relatively constant between corresponding periods as increases in marketing efforts were offset by reductions in professional fees, recall fees and R & D cost.

Operating profit increased by $116,565 to an operating profit of $68,099 for the quarter ended September 30, 2015, as compared to an operating loss of $48,466 in the comparable quarter of the prior year. Income before income taxes was $64,284 during the quarter ended September 30, 2015, as compared to net loss of $47,785 during the quarter ended September 30, 2014. We believe that the increase in net income before income taxes was primarily attributable to the increase in net sales from our new product and lack of Recall fees in the current period.

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

(b) Changes in Internal Controls Over Financial Reporting

As previously reported, our annual assessment of the internal controls over financial reporting as of June 30, 2015 revealed a deficiency that we consider to be a material weakness: inadequate segregation of duties consistent with control objectives.

During fiscal 2016, the Company will continue to address changes needed to improve segregation of duties consistent with control objectives. We have added staff to grow sales. We expect that increased sales will enable us to add support staff, specifically in the accounting and shipping departments. A secondary effect of adding more staff will address needed improvements in segregation of duties consistent with control objectives.

PART II. OTHER INFORMATION

ITEM 5. OTHER INFORMATION

The matters reported in “Recent Developments” in Item 2 of Part 1 are incorporated herein by this reference.

On November 3, 2015 the Company entered into a Purchase Agreement, to sell one of it’s 510(k) Notification and Clearances. The terms of the agreement were a purchase price of $300,000. Payments are to be made in 4 installments of $75,000 each every six months from the start of the agreement. The redacted agreement is attached as exhibit 10.1.

Submission of Matters to a Vote of Security Holders

We held our annual meeting for fiscal 2016 on Wednesday, November 11, 2015, at 4:00 p.m. EST. The following matters were considered and approved by the shareholders:

The following seven directors were elected to hold office for one-year terms or until their successors are elected and qualified:

	Votes For	Votes Against or Withheld	Total Votes
Regina W. Anderson	4,393,151	21,288	4,414,439
James B. Anderson	4,395,151	19,288	4,414,439
Justice W. Anderson	4,393,151	21,288	4,414,439
Paul E. Kudelko	4,393,151	21,288	4,414,439
Michael T. Foley	4,393,151	21,288	4,414,439
Fred W. Suggs	4,393,151	21,288	4,414,439
Joseph R. Treshler	4,393,151	21,288	4,414,439

Pursuant to the following vote, the appointment of Ferlita, Walsh, Gonzalez and Rodriguez, P.A. as our independent certified public accountants for the 2016 fiscal year, was ratified:

Votes For	Votes Against	Votes Abstaining	Total Votes
5,405,619	130,062	0	5,535,681

ITEM 6. EXHIBITS

(A) EXHIBITS

**	10.1	Purchase Agreement, dated November 3, 2015.
	31.1	Certification of Regina W. Anderson pursuant to Exchange Act Rule 13a-14(a)/15d-14(a)
	31.2	Certification of James B. Anderson pursuant to Exchange Act Rule 13a-14(a)/15d-14(a)
	32.2	Certification Pursuant to 18 U.S.C.§1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002
	101.1*	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2013, formatted in XBRL (Extensible Business Reporting Language): (I) the Condensed Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) the Notes to Condensed Consolidated Financial Statements

*		Furnished, not filed
**		Certain confidential portions of this Exhibit were omitted by means of redacting a portion of the text where indicated. This exhibit, including the omitted portions, has been filed separately with the Secretary of the Securities and Exchange Commission pursuant to an application requesting confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

PROCYON CORPORATION

November 16, 2015	By:/s/ REGINA W. ANDERSON
Date	Regina W. Anderson, Chief Executive Officer

Exhibit 31.1

CERTIFICATION

I, Regina W. Anderson, Chief Executive Officer of Procyon Corporation, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Procyon Corporation

2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report; and

3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report.

4. The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant issuer and have:

(a)	Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.	The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

(a)	all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: November 16, 2015

/s/ REGINA W. ANDERSON

Regina W. Anderson, Chief Executive Officer