Form 10-Q
period 2015-12-31
PROCYON CORP
filed 2016-02-16
CIK 812306

SECURITIES & EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

[x] Quarterly Report Under Section 13 or 15 (d) of
the Securities Exchange Act of 1934

For Quarterly Period Ended December 31, 2015

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common stock, no par value; 8,060,388 shares outstanding as of February 10, 2016.

PART I. - FINANCIAL INFORMATION

PROCYON CORPORATION & SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2015 and June 30, 2015

	(unaudited)	(audited)
ASSETS	December 31	June 30,
	2015	2015
CURRENT ASSETS
Cash	$262,468	$204,227
Certificates of Deposit, plus accrued interest	151,789	157,672
Accounts Receivable, less allowance for doubtful	147,107	260,077
accounts of $2,883 and $14,405 respectively.
Other Receivables	150,000	—
Inventories	528,742	434,476
Prepaid Expenses	176,924	197,969
Deferred Tax Asset	179,865	98,354
TOTAL CURRENT ASSETS	1,596,895	1,352,775

PROPERTY AND EQUIPMENT, NET	513,740	496,869

OTHER ASSETS
Other Receivables	75,000	—
Deposits	4,192	4,192
Deferred Tax Asset	465,003	662,593
	544,195	666,785

TOTAL ASSETS	$2,654,830	$2,516,429

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts Payable	$106,980	$121,358
Line of Credit	55,000	80,000
Accrued Expenses	153,759	159,403
TOTAL CURRENT LIABILITIES	315,739	360,761

COMMITMENTS AND CONTINGENCIES (NOTE G)	—	—

STOCKHOLDERS' EQUITY
Preferred Stock, 496,000,000 shares	—	—
authorized, none issued.
Series A Cumulative Convertible Preferred Stock,	149,950	149,950
no par value; 4,000,000 shares authorized;
194,100 shares issued and outstanding.
Common Stock, no par value, 80,000,000 shares	4,421,676	4,421,676
authorized; 8,060,388 shares issued and
outstanding.
Paid-in Capital	6,000	6,000
Accumulated Deficit	(2,238,535)	(2,421,958)
TOTAL STOCKHOLDERS' EQUITY	2,339,091	2,155,668

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,654,830	$2,516,429

The accompanying notes are an integral part of these financial statements.

3

PROCYON CORPORATION & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Three and Six Months Ended December 31, 2015 and 2014

	(unaudited)	(unaudited)	(unaudited)	(unaudited)
	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	Dec. 31, 2015	Dec. 31, 2014	Dec. 31, 2015	Dec. 31, 2014

NET SALES	$795,541	$735,871	$1,650,583	$1,354,824

COST OF SALES	272,450	190,614	503,385	332,891

GROSS PROFIT	523,091	545,257	1,147,198	1,021,933

OPERATING EXPENSES
Salaries and Benefits	333,924	298,304	642,684	594,293
Selling, General and Administrative	253,390	272,131	500,639	501,284
	587,314	570,435	1,143,323	1,095,577

INCOME / (LOSS) FROM OPERATIONS	(64,223)	(25,178)	3,875	(73,644)

OTHER INCOME (EXPENSE)
Gain on Sale of Notification and Clearance	300,000	—	300,000	—
(Loss) on Disposal of Assets	—	—	(3,195)	—
Interest Expense	(859)	—	(1,728)	—
Interest Income	300	724	549	1,405
	299,441	724	295,626	1,405

INCOME / (LOSS) BEFORE INCOME TAXES	235,218	(24,454)	299,501	(72,239)

INCOME TAX (EXPENSE) / BENEFIT	(89,988)	5,973	(116,079)	23,533

NET INCOME / (LOSS)	145,230	(18,481)	183,422	(48,706)

Dividend requirements on preferred stock	(4,853)	(4,853)	(9,705)	(9,705)

Basic net income (loss) available to common shares	$140,377	$(23,334)	$173,717	$(58,411)

Basic net income (loss) per common share	$0.02	$(0.00)	$0.02	$(0.01)

Weighted average number of common shares outstanding	8,060,388	8,060,388	8,060,388	8,060,388

Diluted net income (loss) per common share	$0.02	$(0.00)	$0.02	$(0.01)

Weighted average number of common shares outstanding, diluted	8,254,488	8,060,388	8,254,488	8,060,388

The accompanying notes are an integral part of these financial statements

PROCYON CORPORATION & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ending December 31, 2015 and 2014

	(unaudited)	(unaudited)
	December 31,	December 31,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES

Net Income / (Loss)	$183,422	$(48,706)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	19,786	16,401
Loss on Disposal of Assets	3,195	—
Deferred Income Taxes	116,079	(23,533)
Accrued Interest on Certificates of Deposit	161	36
Decrease (increase) in:
Accounts Receivable	112,970	60,667
Other Receivables	(225,000)	—
Inventory	(94,266)	(241,625)
Prepaid Expenses	21,045	58,057
Increase (decrease) in:
Accounts Payable	(14,378)	82,909
Accrued Expenses	(5,642)	(21,595)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	117,372	(117,389)

CASH FLOW FROM INVESTING ACTIVITIES

Purchase of property & equipment	(39,853)	(44,340)
NET CASH (USED IN) INVESTING ACTIVITIES	(39,853)	(44,340)

CASH FLOW FROM FINANCING ACTIVITIES	—	—

Purchase of CD	(50,000)	(157,360)
Redemption of CD	55,722	156,983
Repayment of Line of Credit	(25,000)	—
NET CASH (USED IN) FINANCING ACTIVITIES	(19,278)	(377)

NET CHANGE IN CASH	58,241	(162,106)

CASH AT BEGINNING OF PERIOD	204,227	582,776

CASH AT END OF PERIOD	$262,468	$420,670

SUPPLEMENTAL DISCLOSURES

Interest Paid	$1,728	$—
Taxes Paid	$—	$—

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

On December 31, 2015, there were no outstanding options to purchase shares of our common stock. Therefore, the adoption of Topic 718 does not have a material impact on our statement of operations for period ending December 31, 2015.

The fair value of a stock option is determined using the Black-Scholes option-pricing model, which values options based on the stock price at the grant date, the expected life of the option, the estimated volatility of the stock, the expected dividend payments, and the risk-free interest rate over the life of the option. There were no options granted during the quarters ended December 31, 2015 and 2014.

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

For the three and six months ended December 31, 2015, the potential dilutive effects of the preferred stock was included in the weighted-average shares outstanding

NOTE B- OTHER RECEIVABLES

Other receivables are the result of the Company selling a notification and clearance it held that was not being utilized.

NOTE C - INVENTORIES

Inventories consisted of the following:	December 31,	June 30,
	2015	2015
Finished Goods	$307,234	$178,107
Raw Materials	221,508	256,369
	$528,742	$434,476

NOTE D - STOCKHOLDERS’ EQUITY

During January 1995, the Company's Board of Directors authorized the issuance of up to 4,000,000 shares of Series A Cumulative Convertible Preferred Stock (“Series A Preferred Stock”). The preferred stockholders are entitled to receive, as and if declared by the board of directors, quarterly dividends at an annual rate of $.10 per share of Series A Preferred Stock per annum. Dividends will accrue without interest and will be cumulative from the date of issuance of the Series A Preferred Stock and will be payable quarterly in arrears in cash or publicly traded common stock when and if declared by the Board of Directors. As of December 31, 2015, no dividends have been declared. Dividends in arrears on the outstanding preferred shares total $361,036 as of December 31, 2015.

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

NOTE E - INCOME TAXES AND AVAILABLE CARRYFORWARD

As of December 31, 2015, the Company had consolidated income tax net operating loss ("NOL") carryforward for federal income tax purposes of approximately $1,701,000. The NOL will expire in various years ending through the year 2035. The utilization of certain of the loss carryforwards are limited under Section 382 of the Internal Revenue Code.

The components of the provision for income tax benefits (expense) attributable to continuing and discontinued operations are as follows:

	Six Months 12/31/2015	Six Months 12/31/2014
Current
Federal	$0	$0
State	0	0
	$0	$0

Deferred
Federal	$(85,960)	$20,093
State	(30,119)	3,440
	$(116,079)	$23,533

Total Income Tax Benefit (Expense)	$(116,079)	$23,533

Deferred income taxes reflect the net tax effects of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

	Current	Non-Current
Deferred tax assets
NOL and contribution carryforwards	$171,258	$468,834
PTO Accounts	7,522	—
Excess of tax over book depreciation	—	(3,831)
Allowance for doubtful accounts	1,085	—
Net deferred tax asset	$179,865	$465,003

Management believes it is more likely than not that it will realize the benefit of the NOL carryforward, because of its previous trend of earnings. Therefore, a valuation allowance is not considered necessary at this time.

Income taxes for the periods ended December 31, 2015 and 2014 differ from the amounts computed by applying the effective income tax rates of 37.63%, to income taxes as a result of the following:

	Six Months Dec. 31, 2015	Six Months Dec. 31, 2014
Expected benefit (provision) at US statutory rate	$(101,829)	$24,453
State income tax net of federal benefit (provision)	(10,872)	2,610
Nondeductible Expense	(3,378)	(2,131)
Change in estimates in available NOL carryforwards	—	(1,399)
Income Tax Benefit (Expense)	$(116,079)	$23,533

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

NOTE F - LINE OF CREDIT

The Company has a $250,000, due-on-demand line of credit with a financial institution, collateralized by the Company's inventory of $528,742 and net receivables of $372,107. The line of credit is renewable annually in April. Our Chief Executive Officer personally guaranteed the line of credit to the Company. At December 31, 2015 and June 30, 2015, the Company owed $55,000 and $80,000, respectively, on the line of credit. The line of credit extends terms of cash advances at a variable rate set equal to the prime rate at the time of advance. The interest rate can fluctuate according to the changes in its published prime rate.

NOTE G - RELATED PARTY TRANSACTIONS

Our Chief Executive Officer, Regina W. Anderson, guarantees a $250,000 line of credit for the Company.

NOTE H - CONTINGENCIES

The Company is currently involved with two voluntary product recalls initiated November 10, 2014 and March 9, 2015 respectively. Total recall costs incurred through December 31, 2015 were $199,718, of which $13,470 occurred in the quarter ending December 31, 2015. Future recall costs are expected, but cannot be accrued at this point because they are not able to be reasonably estimated.

NOTE I - SUBSEQUENT EVENTS

We have evaluated subsequent events through February 11, 2016, which is the date the financial statements were available to be issued.

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

Recent Developments

The Company is currently involved with two voluntary product recalls initiated November 10, 2014 and March 9, 2015 respectively. The original recall from July 21, 2014, has been closed. The Company is currently resolving these issues. The Company is unable to determine at this time whether or not there will be a long term adverse material effect to our financial operations from the voluntary recalls. The short term effects of the voluntary recalls have been documented showing increased legal fees, research and development fees, postage, delivery costs, back ordered product and increased cost of goods from replacement of recalled products. The cost incurred by the Company related to the recalls as of December 31, 2015 was $199,718. An accrual was made to account for actual expenses incurred following the December 31, 2015 period end in the amount of $3,329, however, no further accrual can be made for future expenses as these expenses cannot be reasonably calculated. Amerx is actively addressing all concerns surrounding the recalls and is working directly with the FDA to ensure full compliance moving forward.

Amerx recently completed its largest wound care product expansion plans since the company’s inception to include Calcium Alginate, Foam, Hydrocolloid and Bordered Gauze Dressings. This product expansion under the Amerx brand allows the company to offer a comprehensive line of advanced wound care products to its current customer base while providing new opportunities for the company to grow into new and larger segments of the advanced wound care market. According to a recently published market research report “Advanced Wound Care Market by Type (Dressings, Therapy Devices, Active Wound Care), Application (Surgical Wounds, Ulcers), End User (In- Patient Facility, Out-Patient Facility), and Geography - Global Forecast to 2020”, by Markets and Markets, this market is expected to reach $14.9 billion by 2020 and is estimated to grow at a Compound Annual Growth Rate of 7.0% from 2015 to 2020.

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

Accounts Receivable Allowance

Accounts receivable allowance reflects a reserve that reduces our customer accounts and receivable to the net amount estimated to be collectible. The valuation of accounts receivable is based upon the credit-worthiness of customers and third-party payers as well as historical collection experience. Allowances for doubtful accounts are recorded as a selling, general and administrative expense for estimated amounts expected to be uncollectible from third-party payers and customers. The Company bases its estimates on its historical collection experience, current trends, credit policy and on the analysis of accounts by aging category. At December 31, 2015, and June 30, 2015, our allowance for doubtful accounts totaled $2,883 and $14,405, respectively.

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

Deferred Income Taxes

Deferred income taxes are recognized for the expected tax consequences in future years for differences between the tax bases of assets and liabilities and their financial reporting amounts, based upon enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. The Company accounts for income taxes under Topic 740 - Income Tax in the Accounting Standards Codification. A valuation allowance is used to reduce deferred tax assets to the net amount expected to be recovered in future periods. The estimates for deferred tax assets and the corresponding valuation allowance require us to exercise complex judgments. We periodically review and adjust those estimates based upon the most current information available. We did not have a valuation allowance as of December 31, 2015. Because the recoverability of deferred tax assets is directly dependent upon future operating results, actual recoverability of deferred tax assets may differ materially from our estimates.

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

FINANCIAL CONDITION

As December 31,2015 the Company's principal sources of liquid assets included cash of $262,468, inventories of $528, 742 and net receivables of $372,107. The Company also has $151,789 in short term Certificate of Deposits. The Company had net working capital of $1,356,156, and no long-term debt at December 31, 2015.

During the six months ended December 31, 2015 cash increased from $204,227 as of June 30, 2015, to $262,468. Operating activities provided cash of $117,372 during the period. The change is primarily the result of increased net income.

The Company reflected a current deferred tax asset of $179,865, and non-current deferred tax asset of $465,003, at December 31, 2015. Because the recoverability of deferred tax assets is directly dependent upon future operating results, actual recoverability of deferred tax assets may differ materially from our estimates.

RESULTS OF OPERATIONS

Comparison of the three and six months ended December 31, 2015 and 2014.

Gross Sales during the quarter ended December 31, 2015, were $795,541 as compared to the previous year’s gross sales of $735,871, an increase of $59,670, or approximately 8%. Gross Sales during the six months ended December 31, 2015, were $1,650,583 as compared to the previous year’s gross sales of $1,354,824, an increase of $295,759, or approximately 22%. Sales have been on the rise predominately from our core product sales, new product lines and international sales.

Gross profit during the quarter ended December 31, 2015, was $523,091 as compared to $545,257 during the quarter ended December 31, 2014, a decrease of $22,166 or 4%. As a percentage of net sales, gross profit was approximately 66% in the quarter ended December 31, 2015, and approximately 74% in the corresponding quarter in 2014. Gross profit during the six months ended December 31, 2015, was $1,147,198 as compared to $1,021,933 during the six months ended December 31, 2014, an increase of $125,265 or 12%. As a percentage of net sales, gross profit was approximately 70% in the six months ended December 31, 2015, and approximately 75% in the corresponding six months in 2014. We expect gross profit as a percentage of sales to continue to decrease slightly as sales from the new product lines and international sales continue to increase relative to other products.

Operating expenses during the quarter ended December 31, 2015, were $587,314 consisting of $333,924 in salaries and benefits and $253,390 in selling, general and administrative expenses. This compares to operating expenses during the quarter ended December 31, 2014, of $570,435 consisting of $298,304 in salaries and benefits; and $272,131 in selling, general and administrative expenses. Expenses for the quarter ended December 31, 2015, increased by $16,879 or approximately 3% compared to the corresponding quarter in 2014. Salaries and benefits expenses increased for the quarter primarily due to commissions paid on increased sales and addition of sales staff. Selling, general and administrative expenses decreased from the corresponding period with decreases in various operational expenses. Operating expenses during the six months ended December 31, 2015, were $1,143,323 consisting of $642,684 in salaries and benefits and $500,639 in selling, general and administrative expenses. This compares to operating expenses during the six months ended December 31, 2014, of $1,095,577 consisting of $594,293 in salaries and benefits; and $501,284 in selling, general and administrative expenses. Expenses for the six months ended December 31, 2015, increased by $47,746 or approximately 4% compared to the corresponding quarter in 2014. Salaries and benefits expenses increased for the six months primarily due to commissions paid on increased sales and additional sales staff. Selling, general and administrative expenses remained relatively constant between corresponding periods.

Operating profit decreased by $39,045 to an operating loss of $64,223 for the quarter ended December 31, 2015, as compared to an operating loss of $25,178 in the comparable quarter of the prior year. Income before income taxes was $235,218 during the quarter ended December 31, 2015, as compared to net loss of $24,454 during the quarter ended December 31, 2014. Operating profit increased by $77,519 to an operating profit of $3,875 for the six months ended December 31, 2015, as compared to an operating loss of $73,644 in the comparable six months of the prior year. Income before income taxes was $299,501 during the six months ended December 31, 2015, as compared to net loss of $72,239 during the six months ended December 31, 2014. The increase in net income before income taxes was primarily attributable to the sale of the notification and clearance.

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

(b) Changes in Internal Controls Over Financial Reporting

As previously reported, our annual assessment of the internal controls over financial reporting as of June 30, 2015 revealed a deficiency that we consider to be a material weakness: inadequate segregation of duties consistent with control objectives

During fiscal 2016, the Company will continue to address changes needed to improve segregation of duties consistent with control objectives. We have added staff to grow sales. We expect that increased sales will enable us to add support staff, specifically in the accounting and shipping departments. A secondary effect of adding more staff will address needed improvements in segregation of duties consistent with control objectives.

PART II. OTHER INFORMATION

ITEM 5. OTHER INFORMATION

The matters reported in “Recent Developments” in Item 2 of Part 1 are incorporated herein by this reference..

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

PROCYON CORPORATION

February 12, 2016	By:/s/ REGINA W. ANDERSON
Date	Regina W. Anderson, Chief Executive Officer