Form 10-Q
period 2016-03-31
PROCYON CORP
filed 2016-05-16
CIK 812306

SECURITIES & EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

[x] Quarterly Report Under Section 13 or 15 (d) of
the Securities Exchange Act of 1934

For Quarterly Period Ended March 31, 2016

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common stock, no par value; 8,060,388 shares outstanding as of May 13, 2016.

PART I. - FINANCIAL INFORMATION

PROCYON CORPORATION & SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

March 31, 2016 and June 30, 2015

	(unaudited)	(audited)
ASSETS	March 31,	June 30,
	2016	2015
CURRENT ASSETS
Cash	$73,400	$204,227
Certificates of Deposit, plus accrued interest	292,083	157,672
Accounts Receivable, less allowance for doubtful	244,990	260,077
accounts of $2,665 and $14,405, respectively.
Other Receivables	150,000	—
Inventories	564,664	434,476
Prepaid Expenses	249,468	197,969
Deferred Tax Asset	194,957	98,354
TOTAL CURRENT ASSETS	1,769,562	1,352,775

PROPERTY AND EQUIPMENT, NET	506,542	496,869

OTHER ASSETS
Other Receivables	75,000
Deposits	4,192	4,192
Deferred Tax Asset	415,864	662,593
	495,056	666,785

TOTAL ASSETS	$2,771,160	$2,516,429

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts Payable	$95,435	$121,358
Line of Credit	125,000	80,000
Accrued Expenses	160,244	159,403
TOTAL CURRENT LIABILITIES	380,679	360,761

STOCKHOLDERS' EQUITY
Preferred Stock, 496,000,000 shares	—	—
authorized, none issued.
Series A Cumulative Convertible Preferred Stock,	149,950	149,950
no par value; 4,000,000 shares authorized;
194,100 shares issued and outstanding.
Common Stock, no par value, 80,000,000 shares	4,421,676	4,421,676
authorized; 8,060,388 shares issued and
outstanding.
Paid-in Capital	6,000	6,000
Accumulated Deficit	(2,187,145)	(2,421,958)
TOTAL STOCKHOLDERS' EQUITY	2,390,481	2,155,668

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,771,160	$2,516,429

The accompanying notes are an integral part of these financial statements

PROCYON CORPORATION & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Three and Nine Months Ended March 31, 2016 and 2015

	(unaudited)	(unaudited)	(unaudited)	(unaudited)
	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	Mar. 31, 2016	Mar. 31, 2015	Mar. 31, 2016	Mar. 31, 2015

NET SALES	$921,764	$656,328	$2,572,347	$2,011,152

COST OF SALES	248,070	212,274	751,455	545,165

GROSS PROFIT	673,694	444,054	1,820,892	1,465,987

OPERATING EXPENSES
Salaries and Benefits	314,827	318,705	957,511	912,998
Selling, General and Administrative	272,399	260,250	773,038	761,534
	587,226	578,955	1,730,549	1,674,532

INCOME / (LOSS) FROM OPERATIONS	86,468	(134,901)	90,343	(208,545)

OTHER INCOME (EXPENSE)
Gaing on Sale of Notification and Clearance	—	—	300,000	—
(Loss) on Sale of Assets	—	—	(3,195)	—
Interest Expense	(1,401)	—	(3,129)	—
Interest Income	371	410	920	1,815
	(1,030)	410	294,596	1,815

INCOME / (LOSS) BEFORE INCOME TAXES	85,438	(134,491)	384,939	(206,730)

INCOME TAX (EXPENSE) / BENEFIT	(34,047)	49,195	(150,126)	72,728

NET INCOME / (LOSS)	51,391	(85,296)	234,813	(134,002)

Dividend requirements on preferred stock	(4,853)	(4,853)	(14,558)	(14,558)

Basic net income (loss) available to common shares	$46,538	$(90,149)	$220,255	$(148,560)

Basic net income (loss) per common share	$0.01	$(0.01)	$0.03	$(0.02)

Weighted average number of common shares outstanding	8,060,388	8,060,388	8,060,388	8,060,388

Diluted net income (loss) per common share	$0.01	$(0.01)	$0.03	$(0.02)

Weighted average number of common shares outstanding, diluted	8,254,488	8,060,388	8,254,488	8,060,388

The accompanying notes are an integral part of these financial statements

PROCYON CORPORATION & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ending March 31, 2016 and 2015

	(unaudited)	(unaudited)
	March 31,	March 31,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES

Net Income (Loss)	$234,813	$(134,002)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	30,008	25,884
Loss on disposal of Assets	3,195	—
Deferred Income Taxes	150,126	(72,728)
Accrued Interest on Certificates of Deposit	161	57
Other Receivables	(225,000)
Decrease (increase) in:
Accounts Receivable	15,087	97,875
Inventory	(130,188)	(229,953)
Prepaid Expenses	(51,499)	(8,384)
Increase (decrease) in:
Accounts Payable	(25,923)	(21,252)
Accrued Expenses	841	3,072
NET CASH PROVIDED BY / (USED) IN OPERATING ACTIVITIES	1,621	(339,431)

CASH FLOW FROM INVESTING ACTIVITIES

Purchase of Certificate of Deposit	(190,000)	(451)
Redemption of Certificate of Deposit	55,428	—
Purchase of Property & Equipment	(42,876)	(46,137)
NET CASH (USED) IN INVESTING ACTIVITIES	(177,448)	(46,588)

CASH FLOW FROM FINANCING ACTIVITIES

Repayment of Line of Credit	(25,000)	—
Proceeds from Line of Credit	70,000	—
NET CASH PROVIDED BY FINANCING ACTIVITIES	45,000	—

NET CHANGE IN CASH	(130,827)	(386,019)

CASH AT BEGINNING OF PERIOD	204,227	582,776

CASH AT END OF PERIOD	$73,400	$196,757

SUPPLEMENTAL DISCLOSURES

Interest Paid	$3,129	$—
Taxes Paid	$—	$—

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

STOCK-BASED COMPENSATION

Stock based compensation is accounted for in accordance with Topic 718 - Compensation -Stock Compensation in the Accounting Standards Codification. Pursuant to Topic 718, all share-based payments to employees, including grants of employee stock options, are to be recognized in the statement of operations based upon their fair values. Topic 718 rescinds the acceptance of pro forma disclosure. In March 2009, our shareholders approved the adoption of a new stock option plan, providing the Company a continued means of offering stock-based compensation.

The fair value of a stock option is determined using the Black-Scholes option-pricing model, which values options based on the stock price at the grant date, the expected life of the option, the estimated volatility of the stock, the expected dividend payments, and the risk-free interest rate over the life of the option. There were no options granted during the quarters ended March 31, 2016 and 2015.

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

For the three and nine months ended March 31, 2016, the potential dilutive effects of the preferred stock was included in the weighted-average shares outstanding.

NOTE B- OTHER RECEIVABLES

Other receivables are the result of the Company selling a notification and clearance it held that was not being utilized (510k Clearance).

NOTE C - INVENTORIES

Inventories consisted of the following:	March 31,	June 30,
	2016	2015
Finished Goods	$324,139	$178,107
Raw Materials	240,525	256,369
	$564,664	$434,476

NOTE D - STOCKHOLDERS’ EQUITY

During January 1995, the Company's Board of Directors authorized the issuance of up to 4,000,000 shares of Series A Cumulative Convertible Preferred Stock (“Series A Preferred Stock”). The preferred stockholders are entitled to receive, as and if declared by the board of directors, quarterly dividends at an annual rate of $.10 per share of Series A Preferred Stock per annum. Dividends will accrue without interest and will be cumulative from the date of issuance of the Series A Preferred Stock and will be payable quarterly in arrears in cash or publicly traded common stock when and if declared by the Board of Directors. As of March 31, 2016, no dividends have been declared. Dividends in arrears on the outstanding preferred shares total $365,889 as of March 31, 2016.

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

NOTE E - INCOME TAXES AND AVAILABLE CARRYFORWARD

As of March 31, 2016, the Company had consolidated income tax net operating loss ("NOL") carryforward for federal income tax purposes of approximately $1,604,000. The NOL will expire in various years ending through the year 2035. The utilization of certain of the loss carryforwards are limited under Section 382 of the Internal Revenue Code.

         The components of the provision for income tax benefits (expense) attributable to continued operations are as follows:

	Nine Months 3/31/2016	Nine Months 3/31/2015
Current
Federal	$0	$0
State	0	0
	$0	$0

Deferred
Federal	$(128,184)	$62,098
State	(21,942)	10,630
	$(150,126)	$72,728

Total Income Tax Benefit (Expense)	$(150,126)	$72,728

Deferred income taxes reflect the net tax effects of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

	Current	Non-Current
Deferred tax assets
NOL and contribution carryforwards	$184,407	$419,264
PTO Accounts	9,547	—
Excess of tax over book depreciation	—	(3,400)
Allowance for doubtful accounts	1,003	—
Net deferred tax asset	$194,957	$415,864

Management believes it is more likely than not that it will realize the benefit of the NOL carryforward, because of its previous trend of earnings. Therefore, a valuation allowance is not considered necessary at this time.

          Income taxes for the periods ended March 31, 2016 and 2015 differ from the amounts computed by applying the effective income tax rates of 37.63%, to income taxes as a result of the following:

	Nine Months Mar. 31, 2016	Nine Months Mar. 31, 2015
Expected benefit (provision) at US statutory rate	$(130,878)	$70,288
State income tax net of federal benefit (provision)	(13,973)	7,504
Nondeductible Expense	(5,275)	(3,665)
Change in estimates in available NOL carryforwards	—	(1,399)
Income Tax Benefit (Expense)	$(150,126)	$72,728

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

NOTE F - LINE OF CREDIT

The Company has a $250,000, due-on-demand line of credit with a financial institution, collateralized by the Company’s inventory of $564,664 and net receivables of $244,990. The line of credit is renewable annually in April. Our Chief Executive Officer personally guaranteed the line of credit to the Company. At March 31, 2016 and June 30, 2015, the Company owed $125,000 and $80,000, respectively, on the line of credit. The line of credit extends terms of cash advances at a variable rate set equal to the prime rate at the time of advance. The interest rate can fluctuate according to the changes in its published prime rate.

NOTE G - RELATED PARTY TRANSACTIONS

Our Chief Executive Officer, Regina W. Anderson, guarantees a $250,000 line of credit for the Company.

NOTE H - CONTINGENCIES

As of March 31, 2016, the Company is involved with two voluntary product recalls initiated November 10, 2014 and March 9, 2015 respectively. Total recall costs incurred through March 31, 2016 were $202,658, of which $2,366 occurred in the quarter ending March 31, 2016. Future recall costs are expected, but cannot be accrued at this point because they are not able to be reasonably estimated. Our industry continues to be subject to monitoring in the normal course of business by the Food and Drug Administration (FDA). Management believes there is no material impact to report at this time.

NOTE I - SUBSEQUENT EVENTS

We have evaluated subsequent events through May 13, 2016, which is the date the financial statements were available to be issued.

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

Recent Developments

The Company is currently involved with two voluntary product recalls initiated November 10, 2014 and March 9, 2015 respectively. The original recall from July 21, 2014, has been closed. The Company is currently resolving these issues. There was very little activity regarding these recalls in the quarter ended March 31, 2016. As such the Company is trying to close these recalls with the FDA. The Company is unable to determine at this time whether or not there will be a long term adverse material effect to our financial operations from the voluntary recalls. The short term effects of the voluntary recalls have been documented showing increased legal fees, research and development fees, postage, delivery costs, back ordered product and increased cost of goods from replacement of recalled products. The cost incurred by the Company related to the recalls as of March 31, 2016 was $202,658. No further accrual can be made for future expenses as these expenses cannot be reasonably calculated. Amerx is actively addressing all concerns surrounding the recalls and is working directly with the FDA to ensure full compliance moving forward. The Company has also hired a Quality Assurance Manager to this end.

Amerx recently completed its largest wound care product expansion plans since the company’s inception to include Calcium Alginate, Foam, Hydrocolloid and Bordered Gauze Dressings. This product expansion under the Amerx brand allows the company to offer a comprehensive line of advanced wound care products to its current customer base while providing new opportunities for the company to grow into new and larger segments of the advanced wound care market. According to a recently published market research report “Advanced Wound Care Market by Type (Dressings, Therapy Devices, Active Wound Care), Application (Surgical Wounds, Ulcers), End User (In-Patient Facility, Out-Patient Facility), and Geography - Global Forecast to 2020”, by Markets and Markets, this market is expected to reach $14.9 billion by 2020 and is estimated to grow at a Compound Annual Growth Rate of 7.0% from 2015 to 2020.

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

Accounts Receivable Allowance

Accounts receivable allowance reflects a reserve that reduces our customer accounts and receivable to the net amount estimated to be collectible. The valuation of accounts receivable is based upon the credit-worthiness of customers and third-party payers as well as historical collection experience. Allowances for doubtful accounts are recorded as a selling, general and administrative expense for estimated amounts expected to be uncollectible from third-party payers and customers. The Company bases its estimates on its historical collection experience, current trends, credit policy and on the analysis of accounts by aging category. At March 31, 2016, and June 30, 2015, our allowance for doubtful accounts totaled $2,665 and $14,405, respectively.

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

Deferred Income Taxes

Deferred income taxes are recognized for the expected tax consequences in future years for differences between the tax bases of assets and liabilities and their financial reporting amounts, based upon enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. The Company accounts for income taxes under Topic 740 - Income Tax in the Accounting Standards Codification. A valuation allowance is used to reduce deferred tax assets to the net amount expected to be recovered in future periods. The estimates for deferred tax assets and the corresponding valuation allowance require us to exercise complex judgments. We periodically review and adjust those estimates based upon the most current information available. We did not have a valuation allowance as of March 31, 2016. Because the recoverability of deferred tax assets is directly dependent upon future operating results, actual recoverability of deferred tax assets may differ materially from our estimates.

Revenue Recognition

The Company recognizes revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104, "Revenue Recognition, corrected copy," which requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the seller's price to the buyer is fixed or determinable; and, (4) collectability is reasonably assured.

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

FINANCIAL CONDITION

As of March 31, 2016 the Company's principal sources of liquid assets included cash of $73,400, inventories of $564,664 and net trade receivables of $224,990. The Company also has $292,083 in short term Certificate of Deposits. The Company had net working capital of $1,388,883, and no long-term debt at March 31, 2016.

During the nine months ended March 31, 2016 cash decreased from $204,227 as of June 30, 2015, to $73,400. The change is primarily the result of the purchase of $140,000 in new CDs and increases in inventory. All of these CDs are considered short term.

         The Company reflected a current deferred tax asset of $194,957, and non-current deferred tax asset of $415,864, at March 31, 2016. Because the recoverability of deferred tax assets is directly dependent upon future operating results, actual recoverability of deferred tax assets may differ materially from our estimates.

RESULTS OF OPERATIONS

Comparison of the three and nine months ended March 31, 2016 and 2015.

Gross Sales during the quarter ended March 31, 2016, were $921,764 as compared to the previous year’s gross sales of $656,328, an increase of $265,436, or approximately 40%. Gross Sales during the nine months ended March 31, 2016, were $2,572,347 as compared to the previous year’s gross sales of $2,011,152, an increase of $561,195, or approximately 28%. Sales have been on the rise predominately from our core product sales, new product lines and international sales.

Gross profit during the quarter ended March 31, 2016, was $673,694 as compared to $444,054 during the quarter ended March 31, 2015, an increase of $229,640 or 52%. As a percentage of net sales, gross profit was approximately 73% in the quarter ended March 31, 2016, and approximately 68% in the corresponding quarter in 2015. Gross profit during the nine months ended March 31, 2016, was $1,820,892 as compared to $1,465,987 during the nine months ended March 31, 2015, an increase of $354,905 or 24%. As a percentage of net sales, gross profit was approximately 71% in the nine months ended March 31, 2016, and approximately 73% in the corresponding nine months in 2015. We expect gross profit as a percentage of sales to continue to decrease slightly as sales from the new product lines and international sales, which involve lower margins, continue to increase relative to other products.

Operating expenses during the quarter ended March 31, 2016 were $587,226 consisting of $314,827 in salaries and benefits and $272,399 in selling, general and administrative expenses. This compares to operating expenses during the quarter ended March 31, 2015, of $578,955 consisting of $318,705 in salaries and benefits; and $260,250 in selling, general and administrative expenses. Expenses for the quarter ended March 31, 2016, increased by $8,271 or approximately 1% compared to the corresponding quarter in 2015. Salaries and benefits expenses decreased for the quarter primarily due to an adjustment to accrued payroll. Selling, general and administrative expenses increased from the corresponding period with increases in various operational expenses including postage and delivery fees, warehouse rent and credit card fees. Operating expenses during the nine months ended March 31, 2016, were $1,730,549 consisting of $957,511 in salaries and benefits and $773,038 in selling, general and administrative expenses. This compares to operating expenses during the nine months ended March 31, 2015, of $1,674,532 consisting of $912,998 in salaries and benefits and $761,534 in selling, general and administrative expenses. Expenses for the nine months ended March 31, 2016, increased by $56,017 or approximately 3% compared to the corresponding quarter in 2015. Salaries and benefits expenses increased for the nine months primarily due to commissions paid on increased sales and additional sales staff. Selling, general and administrative expenses increased for the nine months primarily due to increases in marketing expenses when compared to the previous corresponding period.

Operating profit increased by $221,369 to an operating profit of $86,468 for the quarter ended March 31, 2016, as compared to an operating loss of $134,901 in the comparable quarter of the prior year. Income before income taxes was $85,438 during the quarter ended March 31, 2016, as compared to net loss of $134,491 during the quarter ended March 31, 2015. Operating profit increased by $298,888 to an operating profit of $90,343 for the nine months ended March 31, 2016, as compared to an operating loss of $208,545 in the comparable nine months of the prior year. Income before income taxes was $384,939 during the nine months ended March 31, 2016, as compared to net loss of $206,730 during the nine months ended March 31, 2015. The increase in net income before income taxes was primarily attributable to the sale of the previously reported Notification and Clearance in November 2015.

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

101.1*

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in XBRL (Extensible Business Reporting Language): (I) the Condensed Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) the Notes to Condensed Consolidated Financial Statements

* Furnished, not filed

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

PROCYON CORPORATION

May 13, 2016	By:/s/ REGINA W. ANDERSON
Date	Regina W. Anderson, Chief Executive Officer