Form 10-K
period 2016-06-30
PROCYON CORP
filed 2016-09-28
CIK 812306

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[x]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2016

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

The aggregate market value of the 4,052,791 shares of Common Stock held by non-affiliates was $405,279 on December 14, 2015 based on the average bid and asked price of $.10 on such date.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

As of September 28, 2016, there were 8,060,388 shares of the issuers Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

None.

PART I

ITEM	1. BUSINESS

History and Organization

Procyon Corporation ("Procyon" or the "Company") consolidates the operations of Procyon with Amerx Health Care Corporation® ("Amerx") and Sirius Medical Supply, Inc. ("Sirius"), its wholly-owned subsidiaries, for financial purposes. Collectively throughout this report, Procyon, Amerx and Sirius may be referred to as the "Company," "us," or "we" or "our."

     Procyon, a Colorado corporation, was incorporated on March 19, 1987, and was deemed a development stage company until May 1996, when we acquired Amerx, a corporation based in Clearwater, Florida, which was wholly owned by John C. Anderson, our deceased Chief Executive Officer. Amerx develops and markets proprietary medical products used in the treatment of pressure ulcers, stasis ulcers, wounds, dermatitis, inflammation and other skin problems. Historically, Amerx's products are sold through distributors to healthcare institutions including hospitals, wound care clinics, nursing homes and home health care agencies and to retailers including national and regional chain stores and pharmacies and to healthcare practitioners who treat wounds. Sirius no longer has any material operations.

Products

Major product lines - AMERX, AMERIGEL® , HELIX3 Bioactive Collagen®

Amerx markets a proprietary line of AMERIGEL® advanced skin and wound care products made with Oakin®, proven to promote healing in wound and problematic skin conditions including the AMERIGEL® Hydrogel Wound Dressing, AMERIGEL® Hydrogel Gauze Dressing, AMERIGEL® Post Op Surgical Kits, AMERIGEL® Saline Wound Wash, AMERIGEL® Care Lotion and AMERIGEL® Barrier Lotion. These products have become the core for building the foundation for Amerx to grow. In the second half of fiscal 2015, Amerx expanded their product brands by introducing the HELIX3 Bioactive Collagen®. HELIX3 is available in two forms, Collagen Powder (HELIX3 CP®) and Collagen Matrix (HELIX3 CM®) developed to address markets segments previously unavailable to Amerx. In fiscal 2016, Amerx continued its brand expansion by introducing the AMERX branded wound care product line. The new line consists of: AMERX Calcium Alginate Dressing, AMERX Foam Dressing, AMERX Gauze Dressing, AMERX Hyrdocolloid Dressing, and Amerx Wound Care Kits including AMERX Calcium Alginate Wound Care Kit, AMERX Collagen Matrix Wound Care Kit, AMERX Collagen Powder Wound Care Kit, AMERX Foam Wound Care Kit and AMERX Hydrogel Wound Care Kit. The new products have demonstrated early success and product expansions have made it possible for Amerx to have success in providing treatments outside its historical niche. Amerx looks to continue this new product trend in fiscal 2017.

Amerx wound care products sold under the brand names AMERIGEL, HELIX3 and AMERX have received approval for Medicare reimbursement, assigned by the Pricing, Data Analysis and Coding contractor for Medicare and Medicaid ("PDAC"). We believe that this reimbursement code is beneficial to Amerx's business, allowing customers on Medicare to seek coverage for use of these products.

Amerx spent approximately $20,000 towards research and development efforts over the past fiscal year. These efforts were directed towards additional studies aimed at proving product safety and efficacy and expanding existing markets and new products, as well as correcting FDA and manufacturing compliance issues.

The AMERIGEL® product line with OAKIN is based on proprietary formulations which are protected as trade secret information and with registered trademarks. HELIX3®, HELIX3 CP®, HELIX3 CM® and HELIX3 Bioactive Collagen®, OAKIN® are registered trademarks of Amerx Health Care. All products are registered with the Food and Drug Administration ("FDA").

Amerx product lines continue to gain acceptance within the health care community. Amerx owns and operates three different websites. The sites can be viewed at www.amerigel.com, www.amerxhc.com, and www.amerxstore.com. These websites provide viewer-focused information about Amerx's products to consumers (amerigel.com) and health care providers (amerxhc.com). Amerxstore.com is equipped to handle direct sales to the public.

Market for Products

The market for Amerx's skin and wound care products is primarily comprised of hospitals, wound care centers, nursing homes, home health care agencies and health care practioners. We believe that Amerx products offer quality, moderately priced, efficacious treatment options for acute and chronic wounds/ulcers and reoccurring skin conditions most often treated by health care professionals. We have expanded our product line to cover more issues revolving around wound care treatment. We are continuing our efforts to penetrate new and existing sectors within the health care market, including sales to government agencies.

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

In fiscal 2016, Amerx generated all of our net sales of approximately $3,449,000.

Significant Customer

During fiscal 2016, two customers accounted for approximately 21% of Amerx’s sales. The loss of these customers could materially and adversely affect our financial condition and the results of our operations. The Company has been able to maintain relationships with its distributors and has been able to establish relationships with new distributors each year.

Manufacturing

During fiscal 2016, the majority of manufacturing of Amerx’s products was completed by non-affiliated manufacturing facilities. Amerx has written contracts with its manufacturers (and there are no minimum purchase requirements). The agreements / arrangements made with manufacturers reduces the potential risk associated with relying on a single manufacturer. Amerx believes there are additional companies that could manufacture Amerx products according to specifications, if necessary.

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

A single source currently furnishes a proprietary ingredient contained in the AMERIGEL® products. Amerx does not have a written contract with this supplier, however, management believes that, if necessary, an alternative supplier could be secured within a reasonable period of time. The manufacturer generally provides other raw materials and ingredients and we believe there are numerous other sources for these materials and ingredients. However, there can be no assurance that Amerx would be able to timely secure an alternative supplier and the failure to replace this supplier in a timely manner could materially harm Amerx's results of operations.

Proprietary Rights

In January 1999, the United States Patent and Trademark Office registered the Company's AMERIGEL® trademark. Amerx also holds a registered Trademark for the principal proprietary ingredient used in AMERIGEL® products, Oakin®. In fiscal 2016, Amerx received registered trademark approval for the HELIX3 CP® name and HELIX3 CM® name, HELIX3 Logo and new Oakin logo. Amerx relies on a combination of trademark and trade secret protection and confidentiality agreements to establish and protect its proprietary rights.

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

Order Placement and Backlog

     There were no back orders as of June 30, 2016 and June 30, 2015, respectively.

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

We believe that, as of June 30, 2016 we are in compliance with all applicable laws and regulations relating to our operations in all material respects. Compliance with the various provisions of national, state and local laws and regulations has had a material adverse effect upon the capital expenditures, earnings, financial position, liquidity and competitive position of the Company. We have incurred and will continue to incur costs in order to remain compliant with the latest regulations of the SEC and the FDA.

Employees

As of September 1, 2016, the Company and its subsidiary employ a total of 14 full time and 2 part time employees consisting of 6 management employees, 5 sales-related employees and 4 administrative employees. One employee works under Procyon and fifteen employees work under the Amerx subsidiary.

ITEM	2. PROPERTIES

We currently maintain our corporate office, and those of Amerx and Sirius, at 1300 South Highland Ave, Clearwater, Florida 33756. Our office consists of approximately 3,800 square feet of space. We own the building free and clear of any mortgage or lien.

On May 29, 2015 the Company entered into a lease agreement to lease 3,200 square feet of warehouse space in Clearwater, FL. The Company’s product line expansion required additional warehouse space. The lease is a sixty-three month lease starting July 1, 2015 and ending September 30, 2020. Lease payments started at $1,700 per month in year one and will increase to $1,913 per month in year five.

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

Fiscal 2016	HIGH	LOW

First Quarter	$.13	$.08
Second Quarter	$.12	$.09
Third Quarter	$.12	$.08
Fourth Quarter	$.15	$.08

Fiscal 2015
First Quarter	$.24	$.11
Second Quarter	$.16	$.07
Third Quarter	$.12	$.08
Fourth Quarter	$.15	$.08

As of September 15, 2016, there were approximately 110 record holders of the Company’s Common Stock. On September 20, 2016, the closing bid price of the Company’s common stock was $.22 and the closing ask price was $.22. On September 19, 2016, the last date on which a sale occurred, the last reported sale price was $.22.

Holders of Common Stock are entitled to receive such dividends if declared by the Company’s Board of Directors. We have not declared any dividends on our Common Stock and have no current plans to declare a dividend in the immediate future.

Holders of the Series A Cumulative Convertible Preferred Stock (the “Preferred Stock”) are entitled to receive, if declared by the Board of Directors, quarterly dividends at an annual rate of $.10 per share. Dividends accrue without interest, from the date of issuance, and are payable in arrears in cash or common stock, when and if declared by the Board of Directors. No dividends had been declared or paid at June 30, 2016, and dividends, if ever declared, in arrears at such date total $370,741.

Holders of the Preferred Stock have the right to convert their shares of Preferred Stock into an equal number of shares of Common Stock of the Company. In addition, every holder of preferred stock is entitled to that number of votes equal to the number of shares of common stock into which the preferred stock is convertible. Such preferred shares will automatically convert into one share of Common Stock at the close of a public offering of Common Stock by the Company provided the Company receives gross proceeds of at least $1,000,000, and the initial offering price of the Common Stock sold in such offering is equal to or in excess of $1 per share. During fiscal 2016, no holders of shares of Preferred Stock voluntarily converted their Preferred shares into shares of Common Stock. So long as any shares of Series A Preferred Stock are outstanding, the Company is prohibited from declaring dividends or other distributions related to its Common Stock or purchasing, redeeming or otherwise acquiring any of the Common Stock.

As reflected in the price quotations above, there have been price fluctuations in the Company’s Common Stock. Factors that may have caused or can cause market prices to fluctuate include the number of shares available in the public float, any purchase or sale of a significant number of shares during a relatively short time period, quarterly fluctuations in results of operations, issuance of additional securities, entrance of such securities into the public float, market conditions specific to the Company’s industry and market conditions in general, and the willingness of broker-dealers to effect transactions in low priced securities. In addition, the stock market in general has experienced significant price and volume fluctuations in recent years. These fluctuations, which may be unrelated to a Company’s operating performance, have had a substantial effect on the market price for many small capitalization companies such as the Company. Factors such as those cited above, as well as other factors that may be unrelated to the operating performance of the Company, may significantly affect the price of the Common Stock.

Equity Compensation Plan Information

The following table contains information regarding Procyon’s equity compensation plans as of June 30, 2016. The Company maintains one equity compensation plan, Procyon Corporation 2009 Stock Option Plan (the "2009 Option Plan"), which was approved by our shareholders in December 2009. Our 1998 Omnibus Stock Option plan (the “1998 Option Plan”) expired by its own terms in December 2008. No additional options may be issued under the 1998 Option Plan, and none remain outstanding.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders: 2009 Option Plan	40,000.15		500,000 shares of Common Stock for Non-Qualified Stock Options (250,000 of which have been issued) and Stock Appreciation Rights and 500,000 shares of Common Stock for Incentive Stock Options
Equity compensation plans not approved by security holders	-	-
Total	40,000.15		500,000 shares of Common Stock for Non-Qualified Stock Options (250,000 of which have been issued) and Stock Appreciation Rights and 500,000 shares of Common Stock for Incentive Stock Options

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

-we currently sell approximately 21% of our products to two customers; the loss of those customers would have a material adverse effect upon our financial position and results of operations;

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our financial statements have been prepared in accordance with standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), which require us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosures. A summary of those significant accounting policies can be found in the Notes to the Consolidated Financial Statements included in this annual report. The estimates used by management are based upon our historical experiences combined with management’s understanding of current facts and circumstances. Certain of our accounting policies are considered critical as they are both important to the portrayal of our financial condition and the results of its operations and require significant or complex judgments on the part of management. We believe that the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our financial statements.

Advertising and Marketing

The Company uses several forms of advertising, including sponsorships to agencies who represent the professionals in their respective fields. The Company expenses these sponsorships over the term of the advertising arrangements, on a straight line basis. Other forms of advertising used by the Company include professional journal advertisements and mailing campaigns, exhibiting at Trade Shows, and maintaining a internet presence. These forms of advertising are expensed when incurred.

Deferred Income Taxes

Deferred income taxes are recognized for the expected tax consequences in future years for differences between the tax bases of assets and liabilities and their financial reporting amounts, based upon exacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. The Company accounts for income taxes under Topic 740 - Income Tax in the Accounting Standards Codification. A valuation allowance is used to reduce deferred tax assets to the net amount expected to be recovered in future periods. The estimates for deferred tax assets and the corresponding valuation allowance require us to exercise complex judgments. We periodically review and adjust those estimates based upon the most current information available. We did not have a valuation allowance as of June 30, 2016. Because the recoverability of deferred tax assets is directly dependent upon future operating results, actual recoverability of deferred tax assets may differ materially from our estimates.

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

Recent Developments

The Company is currently involved with three voluntary product recalls initiated November 10, 2014; March 9, 2015; and May 20, 2016 respectively. Amerx was able to absorb the impact of these recalls and correct the issues causing the need for the recalls. Amerx has requested the FDA to close all open recalls, as they have been deemed to be completed from Amerx’ perspective. Amerx sustained significant costs during the recalls impacting various expense categories including reduced sales, increased cost associated with replacing product or increased expenses to correct the issues. The total costs of all recalls from when they initiated through June 30, 2016 were $203,352. Management feels that the significant portions of these recall costs are accounted for in fiscal 2015 and 2016 and any additional recall cost will not have any material effect on fiscal 2017, moving forward.

General

Our continuing operations and revenues consist of the operations of and revenues generated by Amerx, our wholly-owned subsidiary. Amerx skin and wound care products, marketed under the trademark AMERIGEL® and containing the proprietary ingredient OAKIN®, promote wound healing and healthy skin through moderately priced products for treatment of problematic skin and wound conditions.

Amerx markets AMERIGEL®, HELIX3®, and AMERX wound care products to institutional customers such as hospitals, wound care clinics, skilled nursing facilities, home health agencies and to physicians and other health care practitioners. AMERIGEL® products are also marketed to retail customers through direct sales, internet sales and through independent and retail chain drug stores; and to physicians and other health care practitioners.

Amerx’s products are distributed to institutions and to retail stores through national, regional and local distributors as well as through direct sales and internet sales. As Amerx grows, more focus is being placed on distributor sales over direct sales.

Future Expectations

Amerx expects to further penetrate the health care market through its participation in industry trade shows, advertisements in trade journals, development of additional distributor relationships and by opening new geographical territories (including international markets). Amerx management seeks to develop additional markets as the AMERIGEL®, HELIX3® and AMERX product lines gain broader acceptance in markets involved in advanced wound and skin care. Amerx management also seeks to develop new products to be released as soon as practicable.

Results of Operations

Comparison of Fiscal 2016 and 2015.

During fiscal 2016 and 2015, our results of operations related solely to the operations of Amerx. Net sales during fiscal 2016 were approximately $3,449,000 as compared to approximately $2,772,000 in fiscal 2015, a increase of approximately $677,000, or 24%.

Cost of sales were approximately $1,030,000 in fiscal 2016, as compared to approximately $809,000 in fiscal 2015, or 29%. Cost of sales in fiscal 2016, as a percentage of net sales, increased approximately 1% to 30%.

Gross profit increased to approximately $2,419,000 during fiscal 2016, as compared to approximately $1,963,000 during fiscal 2015, an increase of about $456,000, or 23%. As a percentage of net sales, gross profit was approximately 70% in fiscal 2016 as compared to 71% in fiscal 2015.

Operating expenses during fiscal 2016 were approximately $2,522,000, consisting of approximately $1,455,000 in salaries and benefits and $1,067,000 in selling, general and administrative expenses. Operating expenses in fiscal 2015 were approximately $2,305,000 and consisted of approximately $1,254,000 in salaries and benefits and approximately $1,051,000 in selling, general and administrative expenses. This represents an increase in expenses of approximately $218,000 in fiscal 2016 over the operating expenses in fiscal 2015. As a percentage of net sales, operating expenses during fiscal 2016 increased to 74% as compared to 83% during fiscal 2015; as net sales increased approximately $677,000 for the year on an approximately $218,000 increase in expenses. Salaries and Benefits increased with the implementation and accrual of Sales Incentive and Profit incentive plans and the addition of a full time management employee responsible for FDA compliance. Selling, General and Administrative expenses increased slightly due to cost associated general business activities.

Income from operations finished at approximately $104,000 loss in 2016, as compared to approximately $341,000 loss in fiscal 2015. Income before income taxes finished at approximately $190,000 in 2016, as compared to a loss of approximately $339,000 in 2015. Net income (after dividend requirements for Preferred Shares) was approximately $90,000 during fiscal 2016, compared to a net loss of approximately $238,000 during fiscal 2015. The Company also recorded approximately $81,000 of income tax expense in arriving at net income available to common shares in fiscal 2016.The increase in net income before income taxes was attributable increase in sales as well as proceeds received from the sale of one of the Company’s 510(k) Notification and Clearance which was not being utilized by the Company.

As of June 30, 2016, the Company had deferred tax asset of $680,346, consisting primarily of the tax benefit of net operating loss carryforwards. Management still believes it is more likely than not that it will realize the benefit of the NOL carryforward, despite the set back from this fiscal year as sales continue to trend upward. Therefore, a valuation allowance is not considered necessary.

Liquidity and Capital Resources

Historically, we have financed our operations through revenues from operations. As of June 30, 2016, our principal sources of liquidity included inventories of approximately $689,000, net accounts receivable of approximately $538,000, cash of approximately $59,000, and certificates of deposit of approximately $293,000. We had working capital of approximately $1,039,000 at June 30, 2016.

Operating activities provided cash of approximately $19,000 during fiscal 2016, and used approximately $392,000 during fiscal 2015, consisting primarily of an increase in accounts receivable of $266,000 in fiscal 2016 and a net loss of $218,000 in fiscal 2015. Cash used by investing activities during fiscal 2016 was approximately $207,000 as compared to cash used in fiscal 2015 of approximately $67,000, respectively. Cash provided by financing activities during fiscal 2016 was $43,000 and $80,000 during fiscal 2015.

During fiscal 2016, no holders of shares of Preferred Stock converted their shares to Common Stock.

Commitments of Capital Expenditures

At June 30, 2016, the Company had no commitments for capital expenditures.

Off-Balance Sheet Arrangements

During fiscal years 2016 and 2015, we did not have any relationships or arrangements with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated financial statements as of June 30, 2016, and 2015 were audited by Ferlita, Walsh, Gonzalez and Rodriguez, P.A., the Company’s independent auditors, as indicated in their report included appearing at page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.           CONTROLS AND PROCEDURES.

Management of the Company, with the participation of the Chief Executive Officer and the Chief Financial Officer, has conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this report. Based on that evaluation, management, including the Chief Executive Officer and Chief Financial Officer, concluded that, as of the date of this report, the Company’s disclosure controls and procedures were not effective in ensuring that all material information relating to the Company required to be disclosed in this report has been made known to management in a timely manner and ensuring that this information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations, because of the identification of a certain material weakness in our internal controls over financial reporting which is identified below, which we view as an integral part of our disclosure controls and procedures.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2016. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework, Guidance for Smaller Public Companies. Our assessment based on those criteria concludes that, as of June 30, 2016, the Company’s internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with Generally Accepted Accounting Principles (“GAAP”) rules as more fully described below. This was due to a deficiency that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be a material weakness. The matter involving internal controls and procedures that the Company’s management considers to be a material weakness under the standards of the Public Company Accounting Oversight Board in fiscal 2016 is inadequate segregation of duties consistent with control objectives. Management believes that this material weakness did not have an adverse effect on the Company’s financial results reported herein. We believe that the one material weakness will be remedied with growth of the company in the future and hiring of additional personnel.

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

ITEM 9B.      OTHER INFORMATION

PART III

ITEM 10.      DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

		Capacities in	Director
NAME	Age	Which Served	Since

Regina W. Anderson	69	Chief Executive Officer, and	2005
		Chairman of the Board
Fred W. Suggs, Jr.	69	Director	1995
James B. Anderson	46	Director, Chief Financial Officer;
		Vice President - Operations, Amerx
		Health Care Corp.	2006
Justice W. Anderson	39	Director, Vice-President Sales & Marketing; President,
		Vice-President Marketing, Amerx Health Care Corp.	2006
Michael T. Foley	78	Director	2006
Joseph R. Treshler	63	Director	2013
Dr. Paul E. Kudelko, Sr.	76	Director	2013
George O. Borak	55	Vice President - Sales, Amerx Health Care Corp.

Regina Anderson. Ms. Anderson has served as Chairman of the Board of Directors since September 2005, and as our Chief Executive Officer since November 2005. Ms. Anderson has 34 years experience in the medical field and 28 years of management experience. Ms. Anderson worked at Health South Rehabilitation Hospital for ten years as Outpatient Director, in charge of the main outpatient center plus four satellite offices. Prior to her work at HealthSouth, Regina was Vice-President of Operations at Stuffit Direct Marketing Company from 1980 through 1989. Regina received her Masters Degree from Kansas State University in 1970.

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

Joseph R. Treshler. Mr. Treshler has served on the Board of Director’s since January 2013 and is a member of the Audit and Compensation Committees. Mr. Treshler serves at the Vice President of Business Management & Development of Covanta Energy Corporation, and is responsible for Covanta’s asset management, business development, project implementation, client community relations, community affairs and Clean World Initiative efforts in Florida. Mr. Treshler earned his B.S. degree in Chemical Engineering in 1974 from Iowa State University of Science and Technology. He is a Professional Engineer registered to practice in the State of Florida. Mr. Treshler was appointed by the Company’s Board of Directors to serve on the Audit Committee on January 8, 2013 and to serve on the Ethics Committee on June 7, 2013.

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

Compliance with Section 16(a) of the Exchange Act

Under the securities laws of the United States, our directors, executive officers, and any persons holding more than ten percent of our Common Stock are required to report their initial ownership of the Company’s Common Stock and any subsequent changes in that ownership to the Securities and Exchange Commission and the Company. Specific due dates for these reports have been established and we are required to disclose any failure to file, or late filing, of such reports. Based solely on our review of the reports and amendments thereto furnished to the Company and written representations that all reports that were required to be filed in fiscal 2016, our officers, directors and beneficial owners of more than ten percent of its Common Stock complied with all Section 16(a) filing requirements.

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

In fiscal 2016, the Board of Directors held eleven formal meetings. A majority of directors attended each meeting in person or by telephone. The Compensation Committee held five meetings during fiscal 2016. The Audit Committee held three meetings during fiscal 2016 The Ethics Committee held one meeting during fiscal 2016.

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

ITEM 11.      EXECUTIVE COMPENSATION.

Summary Compensation Table. The following table sets forth compensation information for the two fiscal years ended June 30, 2016 and 2015 of the Company’s Chief Executive Officer, Chief Financial Officer and the President of our subsidiary, Amerx Health Care Corp. (the “Named Executive Officers”). Elements of compensation for our Named Executive Officers include salary, discretionary cash bonuses, stock option awards and other prerequisites and benefits. We do not have a pension plan and do not offer non-qualified deferred compensation arrangements. We also did not grant stock awards or pay any non-equity incentive plan compensation in fiscal year 2015. As a result, columns related to these items have been omitted from the table below.

Name and Principal Position	Year	Salary($)	Bonus($)	Option Awards($)	Non-equity incentive plan compensation		All Other Compensation($)	Total($)
Regina W. Anderson,	2016	$158,772	$0	$ 0		$9,785(2)	$0	$168,557
President, Chief Executive Officer	2015	$158,772	$0	$ 0		$0	$0	$158,772
Justice W. Anderson,	2016	$214,043	$40,944	$ 5,140(1)		$21,919(2)	$0	$282,046
President (Amerx )	2015	$214,043	$0	$ 0		$0	$0	$214,043
James B. Anderson,	2016	$128,985	$0	$ 0		$21,919(2)	$0	$150,904
Chief Financial Officer, Vice Pres. of Operations (Amerx )	2015	$122,329	$0	$ 0	$		$0	$122,329
George O Borak,	2016	$149,994	$29,002	$ 0		$7,306(2)	$0	$181,302
Vice Pres. Of Sales (Amerx )	2015	$148,264	$3,319	$ 0		$0	$0	$151,583

1. Aggregate grant date fair value. 40,000 options granted with $0.15 exercise price.

    2. Profit sharing earned in fiscal 2016, but to be paid on or about October 1, 2016.

Narrative Disclosure to Summary Compensation Table

Named Executive Officer's Employment Contracts

Regina W. Anderson, our Chief Executive Officer, entered into a Restated and Amended Executive Employment Agreement, effective July 1, 2016, with Procyon. The Agreement provides for a base annual salary of $158,000 and other benefits, including certain short-term and long-term incentive bonus compensation based upon the Company achieving certain financial goals for net profit. Ms. Anderson's Agreement calls for a term of one year, but may be terminated by either party, with or without cause, upon thirty days’ written notice.

      Justice W. Anderson, the President of Amerx, entered into a Restated and Amended Executive Employment Agreement with the Company and Amerx effective July 1, 2016. The Agreement provides for a base annual salary of $210,000 and other benefits, including certain short-term and long-term incentive bonus compensation based upon Amerx achieving certain financial goals for sales and net profit. Mr. Anderson's Agreement calls for a term of one year, but may be terminated by either party, with or without cause, upon thirty days’ written notice.

James B. Anderson, the Vice President of Operations of Amerx and the Company's Chief Financial Officer, entered into a Restated and Amended Executive Employment Agreement with Procyon and Amerx effective July 1, 2016. The Agreement provides for an annual base salary of $150,000 and other benefits, including short-term and long-term incentive bonus compensation based upon Amerx achieving certain operational and financial goals. Mr. Anderson's Agreement calls for a term of one year, but may be terminated by either party, with or without cause, upon thirty days’ written notice.

We entered into a Restated and Amended Executive Employment Agreement with George Borak effective July 1, 2016 to serve as Amerx's Vice President - Sales for a base annual salary of $150,000 plus certain incentive and other benefits, including a growth incentive providing for the payment of a certain incentive bonus based upon specified increases in sales over the previous year.

Outstanding Equity Awards at 2016 Fiscal Year End

An Agreement to grant 40,000 Options to purchase common stock was executed and delivered to Justice Anderson, pursuant to his executive employment agreement, on September 27, 2016, but with a grant date of June 30, 2016.

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

The Board of Directors has authorized the issuance of 500,000 shares of common stock to underlie the granting of Incentive Stock Options and 500,000 shares of common stock to underlie the granting of Non-Qualified Stock Options and SARs under the 2009 Option Plan. The Board issued 250,000 shares of common stock to underlie Non-Qualified Stock Options on September 27, 2016, effective on June 30, 2016. As of June 30, 2016, 40,000 Options to purchase common stock were awarded to Justice Anderson, pursuant to the terms of his employment agreement, effective October 1, 2015. The 1,000,000 shares of common stock that have been reserved for the 2009 Option Plan (250,000 recently issued for Non-Qualified Stock Options) have not been registered under the Securities Act of 1933. We have no present plans to register such shares.

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

The following table sets forth certain information regarding beneficial ownership of our Common Stock as of September 21, 2016 by (i) each person known by the Company to own beneficially more than 5% of the outstanding Common Stock, (ii) each director or director nominee, and (iii) all executive officers and directors as a group. Each person has sole voting and sole investment or dispositive power with respect to the shares shown except as noted. As to the Company's preferred stock, as of September 21, 2016 no officer or director of the company owned any preferred shares. In addition, no individual shareholder beneficially owned more than 5% of the Company's preferred shares.

Common Shareholdings on September 21, 2016
		Number of		Percent of
Name and Address	(3)	Shares		Class (%)
Regina W. Anderson		78,060		1.0
Fred W. Suggs	(l)	100,000		1.2
James B. Anderson		81,000	(5)	1.0
Justice W. Anderson	(4)	3,425,500		42.5
Michael T. Foley	(2)	222,945	(6)	2.8
Joseph R. Treshler	(1)(2)	0		*
Paul E. Kudelko		0		*
George O. Borak		100,092		1.2
All directors and officers as a group (eight persons)		4,007,597		50.0
Jeffery S. Slowgrove	(7)	476,200		5.9
Roy M. Speer Foundation, 2535 Success Dr., Odessa, FL 33556		1,600,000		19.9

* Less than 1%

(1)	Member of the Compensation Committee.
(2)	Member of the Audit Committee.
(3)	Except as noted above, the address for all persons listed is 1300 S. Highland Ave, Clearwater, Florida 33756
(4)	Mr. Anderson beneficially owns 3,350,500 shares of common stock as Trustee of the John C. Anderson Trust in accordance with Mr. Anderson's will. He also owns of record 73,000 shares of common stock.
(5)	Includes 10,000 shares in joint name with his wife.
(6)	Includes 17,945 shares of common stock owned of record by Mr. Foley’s wife’s trust, of which shares Mr. Foley disclaims beneficial ownership.
(7)	Mr. Slowgrove resigned as a director in December 2011.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Other than transactions described below, since July 1, 2015, there has not been, nor is there currently proposed, any transaction or series of similar transactions to which we were or will be a party:

·	in which the amount involved exceeds $120,000; and,
·	in which any director, nominee for director, executive officer, shareholder which beneficially owns five percent or more of our common stock or any member of their immediate family members, had or will have a direct or indirect material interest.

Regina W. Anderson, our Chairman and Chief Executive Officer, personally guaranteed the $250,000 line of credit of which $125,000 and $80,000 was drawn out at June 30, 2016 and 2015, respectively.

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

ITEM 14.      PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees. In fiscal 2016, the Company paid to its independent accountants $54,600 in fees related directly to the audit and review of the Company’s financial statements. In fiscal 2015, the Company paid to its independent accountants $50,285 in fees related directly to the audit and review of the Company’s financial statements.

Audit-Related Fees. The Company’s independent accountants performed no other audit-related services for the Company during fiscal 2015 and 2016, other than the audit services described above.

Tax Fees: In fiscal 2016, the Company paid to its independent accountants $2,000 in fees related directly to tax preparations. In fiscal 2015, the Company paid to its independent accountants $2,000 in fees related directly to tax preparations.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) Exhibits

1.	The financial statements filed herewith are listed in the Index to Financial Statements included in Item 7.

Exhibit No.		Document
*	3.1	Articles of Incorporation
+	3.1.1	Articles of Amendment to Articles of Incorporation
*	3.2	Bylaws
+	4.1	Designation of Series A Preferred Stock
&	10.1	Procyon Corporation 2009 Stock Option Plan
/	10.3	Promissory Note dated July 21, 2006
/	10.4	Mortgage dated July 21, 2006
+	10.5	Loan and Security Agreement, dated as of January 1, 1995, by and between the Company and Amerx Health Care Corp., including Promissory Notes issued there under.
o	10.6	Agreement and Plan of Exchange, dated January 31, 1996, by and between the Company and Amerx.
**	10.7	Asset Purchase Agreement between Sirius Medical Supply, Inc. and Priority Diabetes Supply, Inc., effective July 31, 2009.
//	10.9	Restated and Amended Executive Employment Agreement effective July 1, 2016 - Justice W. Anderson
//	10.10	Restated and Amended Executive Employment Agreement effective July 1, 2016 - James B. Anderson
//	10.11	Restated and Amended Executive Employment Agreement effective July 1, 2016 - Regina W. Anderson
//	10.12	Restated and Amended Executive Employment Agreement effective July 1, 2016 - George Borak
++	14.1	Code of Ethics for Senior Financial Officers.
x	31.1	Certification of Regina W. Anderson pursuant to Exchange Act Rule 13a-14(a)/15d-14(a)
x	31.2	Certification of James B. Anderson pursuant to Exchange Act Rule 13a-14(a)/15d-14(a)
x	32.1	Certification Pursuant to 18 U.S.C. § 1350, as Adopted Pursuant to Section906 of the Sarbanes-Oxley Act Of 2002
x	99.1	Electronic mail message from Chester Wallack to Regina Anderson dated September 26, 2014

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

// Incorporated by reference to the Company’s Form 8-K filed on or about August 10, 2016.

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

Date: September 28, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the registrant and in the capacities and on the dates indicated have signed this report below.

Signature	Title	Date

/s/ Regina W. Anderson	Chief Executive Officer,	September 28, 2016
Regina W. Anderson	President

/s/ James B. Anderson	Chief Financial Officer	September 28, 2016
James B. Anderson	President (Sirius) and Director

/s/ Justice W. Anderson	President (Amerx) and Director	September 28, 2016
Justice W. Anderson

/s/ Michael T. Foley	Director	September 28, 2016
Michael T. Foley

/s/ Fred W. Suggs, Jr.	Director	September 28, 2016
Fred W. Suggs, Jr.

/s/ Joseph R. Treshler	Director	September 28, 2016
Joseph R. Treshler

/s/ Paul Kudelko	Director	September 28, 2016
Paul Kudelko

EXHIBIT INDEX

Exhibit No.	Document	Item No.

* 3.1	Articles of Incorporation	3
+ 3.1.1	Articles of Amendment to Articles of Incorporation	3
* 3.2	Bylaws	3
+ 4.1	Designation of Series A Preferred Stock	4
&10.1	Procyon Corporation 2009 Stock Option Plan
- 10.2	Office Lease dated September 23, 2003
/ 10.3	Promissory Note dated July 21, 2006
/ 10.4	Mortgage dated July 21, 2006
+10.5	Loan and Security Agreement, dated as of January 1, 1995, by and between the Company and Amerx Health Care Corp., including Promissory Notes issued there under.	10
o 10.6	Agreement and Plan of Exchange, dated January 31, 1996, by and between the Company and Amerx.
**10.7	Asset Purchase Agreement between Sirius Medical Supply, Inc. and Priority Diabetes Supply, Inc., effective July 31, 2009.
//10.9	Restated and Amended Executive Executive Employment Agreement effective July 1, 2016 - Justice W. Anderson
//10.10	Restated and Amended Executive Executive Employment Agreement effective July 1, 2016 - James B. Anderson

//10.11	Restated and Amended Executive Executive Employment Agreement effective July 1, 2016 - Regina W. Anderson
//10.12	Restated and Amended Executive Executive Employment Agreement effective July 1, 2016 - George Borak
++14.1	Code of Ethics for Senior Financial Officers.
x 31.1	Certification of Regina W. Anderson pursuant to Exchange Act Rule 13a-14(a)/15d-14(a)	31
x 31.2	Certification of James B. Anderson pursuant to Exchange Act Rule 13a-14(a)/15d-14(a)	31
x 32.1	Certification Pursuant to 18 U.S.C. § 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002	32

*	Incorporated by reference to the Company’s Registration Statement on Form S-1, S.E.C. File No.33-13273.
+	Incorporated by reference to the Company’s Form 10-KSB for the fiscal year ended June 30, 1995.
o	Incorporated by reference to the Company’s Form 8-K filed on or about February 2, 1996.
/	Incorporated by reference to the Company’s Form 8-K filed on or about August 8, 2006.
-	Incorporated by reference to the Company’s Form 10-QSB for the period ending September 30, 2003.
++	Incorporated by reference to the Company’s Schedule 14A filed on or about October 15, 2004.
**	Incorporated by reference to the Company’s Form 8-K filed on or about August 3, 2009.
x	Filed herewith.
&	Incorporated by reference to the Company’s Schedule 14A filed on or about November 9, 2009.
#	Incorporated by reference to the Company’s Form 8-K filed on or about July 2, 2012.
//	Incorporated by reference to the Company’s Form 8-K filed on or about October 15, 2012.
##	Incorporated by reference to the Company’s Form 8-K filed on or about December 17, 2012.

PROCYON CORPORATION AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
Years Ended June 30, 2016 and 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders of

Procyon Corporation and Subsidiaries

We have audited the accompanying consolidated balance sheets of Procyon Corporation and Subsidiaries as of June 30, 2016 and 2015 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended June 30, 2016. Procyon Corporation and Subsidiaries’ management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Procyon Corporation and Subsidiaries as of June 30, 2016 and 2015 and the results of its operations and its cash flows for each of the years in the two-year period ended June 30, 2016, in conformity with accounting principles generally accepted in the United States of America.

FERLITA, WALSH, GONZALEZ & RODRIGUEZ, P.A.

Certified Public Accountants

Tampa, Florida

September 26, 2016

F - 1

PROCYON CORPORATION & SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
June 30, 2016 and June 30, 2015

ASSETS	June 30,	June 30,
	2016	2015
CURRENT ASSETS
Cash	$59,173	$204,227
Certificates of Deposit, plus accrued interest	151,995	157,672
Accounts Receivable, less allowance for doubtful	538,202	260,077
accounts of $2,665 and $14,405 respectively.
Other Receivables	150,000	—
Inventories	688,691	434,476
Prepaid Expenses	165,207	197,969
Deferred Tax Asset	128,529	98,354
TOTAL CURRENT ASSETS	1,881,797	1,352,775

CERTIFICATES OF DEPOSIT, PLUS ACCRUED INTEREST	140,563	—

PROPERTY AND EQUIPMENT, NET	540,603	496,869

OTHER ASSETS
Deposits	4,192	4,192
Deferred Tax Asset	551,817	662,593
	556,009	666,785

TOTAL ASSETS	$3,118,972	$2,516,429

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts Payable	$358,177	$121,358
Capital Lease Liability	3,788	—
Line of Credit	125,000	80,000
Accrued Expenses	355,732	159,403
TOTAL CURRENT LIABILITIES	842,697	360,761

CAPITAL LEASE LIABILITY	5,898	—

COMMITMENTS AND CONTIGENCIES (NOTE G)	—	—

STOCKHOLDERS' EQUITY
Preferred Stock, 496,000,000 shares	—	—
authorized, none issued.
Series A Cumulative Convertible Preferred Stock,	149,950	149,950
no par value; 4,000,000 shares authorized;
194,100 shares issued and outstanding.
Common Stock, no par value, 80,000,000 shares	4,421,676	4,421,676
authorized; 8,060,388 shares issued and
outstanding.
Paid-in Capital	11,140	6,000
Accumulated Deficit	(2,312,389)	(2,421,958)
TOTAL STOCKHOLDERS' EQUITY	2,270,377	2,155,668

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,118,972	$2,516,429

The accompanying notes are an integral part of these consolidated financial statements.

F - 2

PROCYON CORPORATION & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Year Ended June 30, 2016 and 2015

	Year	Year
	Ended	Ended
	Jun. 30, 2016	Jun. 30, 2015

NET SALES	$3,449,151	$2,771,705

COST OF SALES	1,030,458	808,505

GROSS PROFIT	2,418,693	1,963,200

OPERATING EXPENSES
Salaries and Benefits	1,455,076	1,254,178
Selling, General and Administrative	1,067,189	1,050,384
	2,522,265	2,304,562

(LOSS) / INCOME FROM OPERATIONS	(103,572)	(341,362)

OTHER INCOME (EXPENSE)
Gain on Sale of Notification and Clearance	300,000
(Loss) on Sale of Assets	(3,195)
Interest Expense	(4,466)	(200)
Interest Income	1,403	2,075
	293,742	1,875

(LOSS) / INCOME BEFORE INCOME TAXES	190,170	(339,487)

INCOME TAX BENEFIT / (EXPENSE)	(80,601)	121,216

NET (LOSS) / INCOME	109,569	(218,271)

Dividend requirements on preferred stock	(19,410)	(19,410)

Basic net income (loss) available to common shares	$90,159	$(237,681)

Basic net income (loss) per common share	$0.01	$(0.03)

Weighted average number of common shares outstanding	8,060,388	8,060,388

Diluted net income (loss) per common share	$0.01	$(0.03)

Weighted average number of common shares outstanding, diluted	8,254,598	8,060,388

The accompanying notes are an integral part of these consolidated financial statements.

F - 3

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the Year Ended June 30, 2016 and 2015

	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, June 30, 2014	194,100	$149,950	8,060,388	$4,421,676	$6,000	$(2,203,687)	$2,373,939

Net Loss	-	-	-	-	-	(218,271)	(218,271)

Balance, June 30, 2015	194,100	149,950	8,060,388	4,421,676	6,000	(2,421,958)	2,155,668

Stock Options Issued	-	-	-	-	5,140	-	5,140

Net Income	-	-	-	-	-	109,569	109,569

Balance, June 30, 2016	194,100	$149,950	8,060,388	$4,421,676	$11,140	$(2,312,389)	$2,270,377

The accompanying notes are an integral part of these consolidated financial statements

F - 4

PROCYON CORPORATION & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Year Ended June 30, 2016 and 2015

	June 30,	June 30,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES

Net (Loss) Income	$109,569	$(218,271)
Adjustments to reconcile net (loss) income to net cash (used in) operating activities:
Depreciation	37,706	35,868
Loss on disposal of Assets	3,195	—
(Decrease) Increase in Allowance for Doubtful Accounts	(11,740)	13,405
Deferred Income Taxes	80,601	(121,215)
Accrued Interest on Certificates of Deposit	(1,099)	(527)
Other Receivables	(150,000)	—
Issuance of Stock Options	5,140	—
Decrease (increase) in:
Accounts Receivable	(266,385)	27,761
Inventory	(254,215)	(157,726)
Prepaid Expenses	32,762	5,647
Deposits	—	(3,400)
Increase (decrease) in:
Accounts Payable	236,819	9,284
Accrued Expenses	196,329	17,149
NET CASH PROVIDED BY (USED) IN OPERATING ACTIVITIES	18,682	(392,025)

CASH FLOW FROM INVESTING ACTIVITIES

Purchase of Certificate of Deposit	(190,000)	—
Redemption of Certificate of Deposit	56,213	—
Purchase of Property & Equipment	(73,271)	(66,524)
NET CASH (USED) IN INVESTING ACTIVITIES	(207,058)	(66,524)

CASH FLOW FROM FINANCING ACTIVITIES

Repayment of Line of Credit	(65,000)	—
Proceeds from Line of Credit	110,000	80,000
Payments on Capital Lease	(1,678)	—
NET CASH PROVIDED BY FINANCING ACTIVITIES	43,322	80,000

NET CHANGE IN CASH	(145,054)	(378,549)

CASH AT BEGINNING OF PERIOD	204,227	582,776

CASH AT END OF PERIOD	$59,173	$204,227

SUPPLEMENTAL DISCLOSURES

Interest Paid	$4,466	$200
Taxes Paid	$—	$—

Supplemental schedule of noncash investing and financing activity:
A capital lease obligation of $11,364 was incurred when the Company entered into a lease for new equipment.

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

F - 6

Accounts Receivable and Concentration of Credit Risk

Amerx grants credit to customers, most of whom are national pharmaceutical distributors, drug stores nationwide and physicians. Amerx wholesales its products to national pharmaceutical distributors and drug stores at a sales term of 2/10, net 30 days. Amerx has a written return policy with its customers. Each return request is reviewed by management for approval. Sales to physicians are at contracted rates and standard payment term is 2/10 net 30 days.

The valuation of accounts receivable is based upon the credit-worthiness of customers as well as historical collection experience. Estimating the credit worthiness of customers and recoverability of customer accounts requires us to exercise considerable judgment. Allowances for doubtful accounts are recorded as a selling, general and administrative expense for estimated amounts expected to be uncollectible from third-party payers and customers. The Company bases its estimates on its historical collection and write-off experience, current trends, credit policy, and on analysis of accounts receivable by aging category. As of June 30, 2016 and 2015, accounts receivable allowance was approximately $2,700 and $14,000, or less than 1% and 6% respectively of gross accounts receivable.

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

Concentration of Credit Risk

The Company maintains its cash at various financial institutions. All noninterest-bearing transaction accounts are fully insured by the Federal Deposit Insurance Corporation, regardless of the balance of the account, at all insured institutions. At June 30, 2016 and 2015, our uninsured cash balance was $0.

F - 7

Shipping and Handling Costs

Shipping and handling costs incurred were approximately $92,000 and $107,000 for the years ended June 30, 2016, and 2015, respectively, and were included in selling, general and administrative expenses.

Advertising and Marketing

The Company records advertising and marketing expenses in the periods in which they are incurred. During the years ended June 30, 2016 and 2015, approximately $451,000 and $416,000, of advertising and marketing costs were included in selling, general and administrative expenses for each respective year.

Deferred Income Taxes

Deferred income taxes are recognized for the expected tax consequences in future years for differences between the tax bases of assets and liabilities and their financial reporting amounts, based upon exacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. The Company accounts for income taxes under Topic 740 - Income Tax in the Accounting Standards Codification. A valuation allowance is used to reduce deferred tax assets to the net amount expected to be recovered in future periods. The estimates for deferred tax assets and the corresponding valuation allowance require us to exercise complex judgments. We periodically review and adjust those estimates based upon the most current information available. We did not have a valuation allowance as of June 30, 2016 and 2015. Because the recoverability of deferred tax assets is directly dependent upon future operating results, actual recover ability of deferred tax assets may differ materially from our estimates.

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

F - 8

Stock Based Compensation

The Company maintains the Procyon Corporation 2009 Stock Option Plan (the "2009 Option Plan"). The 2009 Option Plan was approved by the Company's shareholders on December 8, 2009 and will expire on December 8, 2019.

The 2009 Option Plan provides for the granting of incentive stock options, non-qualified stock options, and stock appreciation rights ("SARs") to eligible officers, directors, employees and consultants of the Company and its subsidiaries. The 2009 Option Plan is administered by the Compensation Committee. The Board of Directors has authorized the issuance of 500,000 shares of common stock to underlie the granting of incentive stock options and 500,000 shares of common stock to underlie the granting of non-qualified stock options and SARs under the 2009 Option Plan. The Board issued 250,000 shares of common stock to underlie Non-Qualified Stock Options, on September 27, 2016, effective June 30, 2016. However, 40,000 Options to purchase common stock were recently awarded to Justice Anderson, pursuant to the terms of his employment agreement, effective October 1, 2015. As of June 30, 2015, no other stock options or other awards have been granted under the 2009 Option Plan. The 1,000,000 shares of common stock that have been reserved for the 2009 Option Plan (250,000 recently issued for Non-Qualified Stock Options) have not been registered under the Securities Act of 1933.

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

An Agreement to grant 40,000 Options to purchase common stock was executed and delivered to Justice Anderson, pursuant to his executive employment agreement, on September 27, 2016, but with a grant date of June 30, 2016.

Equity instruments issued to non-employees in exchange for goods, fees and services are accounted for under the fair value-based method of Accounting Standards Codification Topic 718 - Compensation - Stock Compensation (“Topic 718").

F - 9

Subsequent Events

We have evaluated subsequent events through September 26, 2016, which is the date the financial statements were available to be issued.

Note B - OTHER RECEIVABLES

Other receivables are the result of the Company selling a notification and clearance it held during the fiscal year for $300,000 that was not being utilized (510k Clearance). The remaining receivable will be received in two equal installments, in November 2016 and May 2017.

NOTE C - INVENTORIES

Inventories consisted of the following:

	June 30, 2016	June 30, 2015
Finished Goods	$460,166	$178,107
Raw Materials	228,525	256,369
	$688,691	$434,476

F - 10

NOTE D - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

As of June 30, 2016	Owned	Capitalized Leases	Total
Office Equipment	$130,518	$11,364	$141,882
Furniture and Fixtures	26,860		26,860
Software	56,870		56,870
Leasehold improvements	77,026		77,026
Production Equipment	21,043		21,043
Building	479,336		479,336
Land	64,547		64,547
	856,200	11,364	867,564
Less accumulated depreciation	(326,582)	(379)	(326,961)
	$529,618	$10,985	$540,603

Depreciation expense was $37,706 for the year ended June 30, 2016.

As of June 30, 2015	Owned	Capitalized Leases	Total
Office Equipment	$144,388	$14,031	$158,419
Furniture and Fixtures	27,394		27,394
Software	26,742		26,742
Leasehold Improvements	51,064		51,064
Production Equipment	34,961		34,961
Building	474,168		474,168
Land	64,547		64,547
	823,264	14,031	837,295
Less accumulated depreciation	(326,395)	(14,031)	(340,426)
	$496,869	$0	$496,869

Depreciation expense was $35,868 for the year ended June 30, 2015.

F - 11

In 2016, the Company leased certain equipment under agreements classified as a capital lease through January 31, 2019. The annual rent is $3,788. The asset and liability under the capital lease is recorded at the lower of the present value of the minimum lease payments or the fair market value of the asset. The equipment is depreciated over the lower of its related lease terms or its estimated productive life. Depreciation of the equipment under the capital lease is included in depreciation expense for 2016.

Future minimum lease payments under the capital lease is as follows:

Year ending June 30:	Amount
2017	$3,788
2018	3,788
2019	2,110
9,686
Less: Current Portion	(3,788)
$5,898

NOTE E - ACCRUED EXPENSES

Accrued expenses consist of the following at June 30, 2016 and 2015.

	2016	2015
Accrued Payroll	$244,079	$101,757
Accrued Paid Time Off	31,550	14,135
Accrued Professional Fees	38,343	36,575
Other	41,760	6,936
Total	$355,732	$159,403

NOTE F - RELATED PARTY TRANSACTIONS

Our Chief Executive Officer, Regina W. Anderson, guarantees the $250,000 line of credit.

NOTE G - LINE OF CREDIT

The Company has a $250,000, due-on-demand line of credit with a financial institution, collateralized by the Company’s inventory of $688,691 and net accounts receivable assets of $538,202. The line of credit is renewable annually in April. The Chief Executive Officer of the Company personally guaranteed the line of credit to the Company. At June 30, 2016, and 2015, respectively the Company owed $125,000 and $80,000 respectively on the line of credit. Interest expense for the years ended June 30, 2016 and 2015 was $4,466 and $200 respectively. The line of credit extends terms of cash advances at a variable rate set equal to the banks prime rate at the time of advance. The interest rate (4.50% at June 30, 2016) can fluctuate according to the bank changes in its published prime rate.

F - 12

NOTE H - COMMITMENTS AND CONTINGENCIES

The Company is currently involved with three voluntary product recalls initiated November 10, 2014; March 9, 2015; and May 20, 2016 respectively. Total recall costs incurred through June 30, 2016 were $203,352.

The Company leases warehouse office space under operating leases expiring through year 2021. Lease expenses for the fiscal years ended June 30, 2016 and 2015 were $16,371 and $12,868, respectively. The minimum lease payments due under the lease agreements for fiscal years ended June 30, are as follows:

2017	22,319
2018	22,989
2019	23,678
2020	24,389
2021	6,142
$99,517

NOTE I - STOCKHOLDERS’ EQUITY

During January 1995, the Company's Board of Directors authorized the issuance of up to 4,000,000 shares of Series A Cumulative Convertible Preferred Stock. The preferred stockholders are entitled to receive, if declared by the board of directors, quarterly dividends at an annual rate of $.10 per share of Series A Cumulative Convertible Preferred Stock per annum. Dividends accrue without interest and are cumulative from the date of issuance of the Series A Cumulative Convertible Preferred Stock and are payable quarterly in arrears in cash or publicly traded common stock when and if declared by the board of directors. As of June 30, 2016, no dividends have been declared. Dividends in arrears on the outstanding preferred shares total $370,741 or approximately $1.91 per share as of June 30, 2016. So long as any shares of Series A Preferred Stock are outstanding, the Company is prohibited from declaring dividends or other distributions related to its Common Stock or purchasing, redeeming or otherwise acquiring any of the Common Stock.

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

Share-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest. As share-based compensation expense recognized in the statement of operations is based on awards ultimately expected to vest, it can be reduced for estimated forfeitures. The ASC topic Stock Compensation requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The share based compensation charged against income for the periods ended June 30, 2016 and 2015 was $5,140 and $0, respectively.

F - 13

The Black-Scholes option-pricing model, which values options based on the stock price at the grant date, the expected life of the option, the estimated volatility of the stock and the risk free interest rate over the life of the option. The assumptions used in the Black-Scholes model were as follows for the stock options granted for the year ended June 30, 2016:

Stock Price at Date of Grant	$0.15
Risk-free interest rate	1.49%
Expected volatility of common stock	90%
Dividend yield	0%
Expected life of options	10 Years

NOTE J - EARNINGS PER SHARE

As required by Accounting Standards Codification Topic 260 - Earnings per Share (“Topic 260"), the following table sets forth the computation of basic and diluted earnings per share:

	Years Ended June 30,
	2016	2015
Numerator:
Net Income (loss)	$109,569	$(218,271)
Adjustment for basic earnings per share:
Dividend requirements on preferred stock	(19,410)	(19,410)
Numerator for basic earnings per share- Net income (loss) available to common stockholders	$90,159	$(237,681)
Effect of dilutive securities:
Numerator for diluted earnings per share- Net income (loss) available to common stockholder	$90,159	$(237,681)
Denominator:
Denominator for basic earnings per share- Weighted-average common shares	8,060,388	8,060,388
Effect of dilutive securities: Stock options	110	—
Weighted-average Dilutive potential common shares	194,100	—
Denominator for dilutive earnings per share- Adjusted weighted-average shares and assumed conversions	8,254,598	8,060,388
Basic Net Income (Loss) per share	$0.01	$(0.03)
Diluted Net Income (Loss) per share	$0.01	$(0.03)

F - 14

NOTE K - INCOME TAXES AND AVAILABLE CARRYFORWARD

As of June 30, 2016, the Company had consolidated income tax net operating loss ("NOL") carryforward for federal income tax purposes of approximately $1,782,000. The NOL will expire in various years ending through the year 2035. The utilization of certain of the loss carryforwards are limited under Section 382 of the Internal Revenue Code. The income tax expense for the year ended June 30, 2016 was $80,601. For the year ended June 30, 2015 there was an income tax benefit of $121,216.

The components of the provision for income taxes (benefits) are attributable to continuing operations as follows:

	2016	2015

Current	$—	$—
Federal	—	—
State
	—	—
Deferred
Federal	$68,820	$(103,499)
State	11,781	(17,717)
	$80,601	$(121,216)

Deferred income taxes reflect the net tax effects of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:

	Current	Non-Current
Deferred tax assets:
NOL and contribution carryforwards	$115,654	$554,982
PTO accounts	11,872	—
Allowance for doubtful accounts	1,003	—
	128,529	554,982
Deferred tax (liabilities):
Excess of tax over book depreciation	—	(3,165)
	—	—
Net deferred tax asset (liability)	$128,529	$551,817

F - 15

The change in the valuation allowance is as follow:

June 30, 2015	$—
June 30, 2016	—
Decrease in valuation allowance	$—

Management believes it is more likely than not that it will realize the benefit of the NOL carryforward, because of its continuing trend of earnings. Therefore, a valuation allowance is not considered necessary.

Income taxes for the years ended June 30, 2016 and 2015 differ from the amounts computed by applying the effective income tax rates of 37.63%, to income before income taxes as a result of the following:

	2016	2015
Expected provision at US statutory rate	$66,405	$(115,425)
State income tax net of federal benefit	7,090	(12,323)
Nondeductibles	7,106	5,133
Change in estimates in available NOL carryforwards	—	1,399

Income tax (benefit) expense	$80,601	$(121,216)

The earliest tax year still subject to examination by taxing jurisdictions is fiscal year June 30, 2013.

F - 16

NOTE L - CONCENTRATION OF SUPPLY RISK

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

There were no back orders as of June 30, 2016 and 2015, respectively, due to the timely receipt of product from the manufacturer.

NOTE M - MAJOR CUSTOMER

During the year ended June 30, 2016, sales from two customers accounted for approximately 21% of Amerx’s sales. The loss of these customers would have a material adverse effect on our financial condition or the results of our operations. During the year ended June 30, 2015, two customers accounted for 26% of Amerx’s sales.

NOTE N - RESEARCH AND DEVELOPMENT

Amerx spent $20,040 in fiscal 2016, and $22,825 in fiscal 2015, towards research and development efforts. These efforts were directed towards additional studies aimed at expanding existing markets, correcting issues with FDA compliance and manufacturing.

F - 17