Form 10-Q
period 2016-09-30
PROCYON CORP
filed 2016-11-14
CIK 812306

SECURITIES & EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

[x] Quarterly Report Under Section 13 or 15 (d) of
the Securities Exchange Act of 1934

For Quarterly Period Ended September 30, 2016

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common stock, no par value; 8,060,388 shares outstanding as of November 6, 2016.

PART I. - FINANCIAL INFORMATION

PROCYON CORPORATION & SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
September 30, 2016 and June 30, 2016

	(unaudited)	(audited)
ASSETS	September 30,	June 30,
	2016	2016
CURRENT ASSETS
Cash	$53,213	$59,173
Certificates of Deposit, plus accrued interest	152,304	151,995
Accounts Receivable, less allowance for doubtful	239,164	538,202
accounts of $2,633 and $2,665 respectively.
Other Receivables	150,000	150,000
Inventories	695,778	688,691
Prepaid Expenses	245,878	165,207
Deferred Tax Asset	165,456	128,529
TOTAL CURRENT ASSETS	1,701,793	1,881,797

CERTIFICATES OF DEPOSIT, PLUS ACCRUED INTEREST	141,021	140,563

PROPERTY AND EQUIPMENT, NET	531,370	540,603

OTHER ASSETS
Deposits	4,192	4,192
Deferred Tax Asset	495,846	551,817
	500,038	556,009

TOTAL ASSETS	$2,874,222	$3,118,972

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Bank Overdraft	$44,126	$—
Accounts Payable	202,837	358,177
Capital Lease Liability	3,788	3,788
Line of Credit	95,000	125,000
Accrued Expenses	224,260	355,732
TOTAL CURRENT LIABILITIES	570,011	842,697

CAPITAL LEASE LIABILITY	4,951	5,898

COMMITMENTS AND CONTINGENCIES (NOTE G)	—	—

STOCKHOLDERS' EQUITY
Preferred Stock, 496,000,000 shares	—	—
authorized, none issued.
Series A Cumulative Convertible Preferred Stock,	149,950	149,950
no par value; 4,000,000 shares authorized;
194,100 shares issued and outstanding.
Common Stock, no par value, 80,000,000 shares	4,421,676	4,421,676
authorized; 8,060,388 shares issued and
outstanding.
Paid-in Capital	11,140	11,140
Accumulated Deficit	(2,283,506)	(2,312,389)
TOTAL STOCKHOLDERS' EQUITY	$2,299,260	2,270,377

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,874,222	$3,118,972

The accompanying notes are an integral part of these financial statements

PROCYON CORPORATION & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Three Months Ended September 30, 2016 and 2015
	(unaudited)	(unaudited)
	Three Months	Three Months
	Ended	Ended
	Sep. 30, 2016	Sep. 30, 2015

NET SALES	$879,733	$855,042

COST OF SALES	256,792	230,935

GROSS PROFIT	622,941	624,107

OPERATING EXPENSES
Salaries and Benefits	338,264	308,759
Selling, General and Administrative	235,790	247,249
	574,054	556,008

INCOME / (LOSS) FROM OPERATIONS	48,887	68,099

OTHER INCOME (EXPENSE)
(Loss) on Disposal of Assets	—	(3,195)
Interest Expense	(1,730)	(869)
Interest Income	770	249
	(960)	(3,815)

INCOME / (LOSS) BEFORE INCOME TAXES	47,927	64,284

INCOME TAX (EXPENSE) / BENEFIT	(19,044)	(26,091)

NET INCOME / (LOSS)	28,883	38,193

Dividend requirements on preferred stock	(4,853)	(4,853)

Basic net income (loss) available to common shares	$24,030	$33,340

Basic net income (loss) per common share	$0.00	$0.00

Weighted average number of common shares outstanding	8,060,388	8,060,388

Diluted net income (loss) per common share	$0.00	$0.00

Weighted average number of common shares outstanding, diluted	8,264,679	8,254,488

The accompanying notes are an integral part of these financial statements

PROCYON CORPORATION & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ending September 30, 2016 and 2015

	(unaudited)	(unaudited)
	September 30,	September 30,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES

Net Income / (Loss)	$28,883	$38,193
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	11,217	9,993
Loss on Disposal of Assets	—	3,195
Deferred Income Taxes	19,044	26,091
Accrued Interest on Certificates of Deposit	(767)	(133)
Decrease (increase) in:
Accounts Receivable	299,038	47,562
Inventory	(7,087)	(68,414)
Prepaid Expenses	(80,671)	26,782
Increase (decrease) in:
Bank Overdraft	44,126	—
Accounts Payable	(155,340)	(34,073)
Accrued Expenses	(131,472)	(28,287)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	26,971	20,909

CASH FLOW FROM INVESTING ACTIVITIES

Purchase of property & equipment	(1,984)	(7,939)
NET CASH (USED IN) INVESTING ACTIVITIES	(1,984)	(7,939)

CASH FLOW FROM FINANCING ACTIVITIES	—	—

Proceeds on Line of Credit	70,000	—
Payments on Line of Credit	(100,000)	—
Payments on Capital Lease	(947)	—
NET CASH (USED IN) FINANCING ACTIVITIES	(30,947)	—

NET CHANGE IN CASH	(5,960)	12,970

CASH AT BEGINNING OF PERIOD	59,173	204,227

CASH AT END OF PERIOD	$53,213	$217,197

SUPPLEMENTAL DISCLOSURES

Interest Paid	$1,730	$869
Taxes Paid	$—	$—

The accompanying notes are an integral part of these financial statements.

Notes to Financial Statements

NOTE A - SUMMARY OF ACCOUNTING POLICIES

The interim consolidated financial statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) have been condensed or omitted as allowed by such rules and regulations. The Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements dated June 30, 2016. The results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year.

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

On September 30, 2016, there were 40,000 outstanding options to purchase shares of our common stock.

The fair value of a stock option is determined using the Black-Scholes option-pricing model, which values options based on the stock price at the grant date, the expected life of the option, the estimated volatility of the stock, the expected dividend payments, and the risk-free interest rate over the life of the option. There were no options granted during the quarter ended September 30, 2016.

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

For the three months ended September 30, 2016, the potential dilutive effects of the preferred stock and stock options were included in the weighted-average shares outstanding.

NOTE B - INVENTORIES

Inventories consisted of the following:	September 30,	June 30,
	2016	2016
Finished Goods	$450,573	$460,166
Raw Materials	245,205	228,525
	$695,778	$688,691

NOTE C - STOCKHOLDERS’ EQUITY

During January 1995, the Company's Board of Directors authorized the issuance of up to 4,000,000 shares of Series A Cumulative Convertible Preferred Stock (“Series A Preferred Stock”). The preferred stockholders are entitled to receive, as and if declared by the board of directors, quarterly dividends at an annual rate of $.10 per share of Series A Preferred Stock per annum. Dividends will accrue without interest and will be cumulative from the date of issuance of the Series A Preferred Stock and will be payable quarterly in arrears in cash or publicly traded common stock when and if declared by the Board of Directors. As of September 30, 2016, no dividends have been declared. Dividends in arrears on the outstanding preferred shares total $375,594 as of September 30, 2016.

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

NOTE D - INCOME TAXES AND AVAILABLE CARRYFORWARD

As of September 30, 2016, the Company had consolidated income tax net operating loss ("NOL") carryforward for federal income tax purposes of approximately $1,739,000. The NOL will expire in various years ending through the year 2035. The utilization of certain of the loss carryforwards are limited under Section 382 of the Internal Revenue Code.

The components of the provision for income tax benefits (expense) attributable to continued operations are as follows:

	Three Months 9/30/2016	Three Months 9/30/2015
Current
Federal	$0	$0
State	0	0
	$0	$0

Deferred
Federal	$16,260	$22,278
State	2,784	3,813
	$19,044	$26,091

Total Income Tax Benefit (Expense)	$19,044	$26,091

Deferred income taxes reflect the net tax effects of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

	Current	Non-Current
Deferred tax assets
NOL and contribution carryforwards	$156,110	$498,325
PTO Accounts	8,355	—
Excess of tax over book depreciation	—	(2,479)
Allowance for doubtful accounts	991	—
Net deferred tax asset	$165,456	$495,846

Management believes it is more likely than not that it will realize the benefit of the NOL carryforward, because of its previous trend of earnings. Therefore, a valuation allowance is not considered necessary at this time.

      Income taxes for the periods ended September 30, 2016 and 2015 differ from the amounts computed by applying the effective income tax rates of 37.63%, to income taxes as a result of the following:

	Three Months Sep. 30, 2016	Three Months Sep. 30, 2015
Expected benefit (provision) at US statutory rate	$16,295	$21,856
State income tax net of federal benefit (provision)	1,740	2,333
Nondeductible Expense	1,009	1,902
Income Tax Benefit (Expense)	$19,044	$26,091

The earliest tax year still subject to examination by a major taxing jurisdiction is fiscal year end June 30, 2013.

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

NOTE E - LINE OF CREDIT

The Company has a $250,000, due-on-demand line of credit with a financial institution, collateralized by the Company’s inventory of $695,778 and net accounts receivable assets of $239,164. The line of credit is renewable annually in April. Our Chief Executive Officer personally guaranteed the line of credit to the Company. At September 30, 2016 and June 30, 2016, the Company owed $95,000 and $125,000 respectively, on the line of credit. The line of credit extends terms of cash advances at a variable rate set equal to the prime rate at the time of advance. The interest rate can fluctuate according to the changes in its published prime rate.

NOTE F - RELATED PARTY TRANSACTIONS

Our Chief Executive Officer, Regina W. Anderson, guarantees a $250,000 line of credit for the Company.

NOTE G - CONTINGENCIES

The Company was able to close three open recalls with the FDA and is currently involved with one open voluntary product recall initiated May 20, 2016. Total recall costs incurred with the sole remaining open recall through September 30, 2016 were $3,197, of which $3,197 occurred in the quarter ending September 30, 2016. Future recall costs are not expected.

NOTE H - SUBSEQUENT EVENTS

We have evaluated subsequent events through November 11, 2016, which is the date the financial statements were available to be issued.

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

Recent Developments

The Company was able to close three of the open recalls with the FDA during the quarter, leaving one open voluntary product recall initiated May 20, 2016. The Company is unable to determine at this time whether or not there will be a long term adverse material effect to our financial operations from the voluntary recall. The cost incurred by the Company related to the one open recall as of September 30, 2016 was $3,197. Amerx is actively addressing all concerns surrounding the recall and is working directly with the FDA to ensure full compliance moving forward.

Amerx further expanded its product line into the advanced wound care market in January 2016, with the launch of Amerx brand Calcium Alginate, Foam, Hydrocolloid and Bordered Gauze dressings. Amerx believes these new products complement the Amerigel brand and continue to better position the Company for expanded growth opportunities.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company's condensed consolidated financial statements have been prepared in accordance with standards of the Public Company Accounting Oversight Board (United States), which require the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosures. A summary of those significant accounting policies can be found in the Notes to the Consolidated Financial Statements included in the Company's annual report on form 10-K, for the year ended June 30, 2016, which was filed with the Securities and Exchange Commission on September 28, 2016. The estimates used by management are based upon the Company's historical experiences combined with management’s understanding of current facts and circumstances. Certain of the Company's accounting policies are considered critical as they are both important to the portrayal of the Company's financial condition and the results of its operations and require significant or complex judgments on the part of management. We believe that the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements.

Accounts Receivable Allowance

Accounts receivable allowance reflects a reserve that reduces our customer accounts and receivable to the net amount estimated to be collectible. The valuation of accounts receivable is based upon the credit-worthiness of customers and third-party payers as well as historical collection experience. Allowances for doubtful accounts are recorded as a selling, general and administrative expense for estimated amounts expected to be uncollectible from third-party payers and customers. The Company bases its estimates on its historical collection experience, current trends, credit policy and on the analysis of accounts by aging category. At September 30, 2016, and June 30, 2016, our allowance for doubtful accounts totaled $2,633 and $2,665, respectively.

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

Deferred Income Taxes

Deferred income taxes are recognized for the expected tax consequences in future years for differences between the tax bases of assets and liabilities and their financial reporting amounts, based upon enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. The Company accounts for income taxes under Topic 740 - Income Tax in the Accounting Standards Codification. A valuation allowance is used to reduce deferred tax assets to the net amount expected to be recovered in future periods. The estimates for deferred tax assets and the corresponding valuation allowance require us to exercise complex judgments. We periodically review and adjust those estimates based upon the most current information available. We did not have a valuation allowance as of September 30, 2016. Because the recoverability of deferred tax assets is directly dependent upon future operating results, actual recoverability of deferred tax assets may differ materially from our estimates.

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

FINANCIAL CONDITION

As of September 30, 2016 the Company's principal sources of liquid assets included cash of $53,213, inventories of $695,778, and net accounts receivable of $239,164. The Company also has $293,325 in Certificate of Deposits. The Company had net working capital of $1,131,782, and no long-term debt at September 30, 2016.

During the three months ended September 30, 2016 cash decreased from $59,173 as of June 30, 2016, to $53,213. Operating activities provided cash of $26,971 during the period. The change is primarily the result of the repayments on the line of credit.

The Company reflected a current deferred tax asset of $165,456, and non-current deferred tax asset of $495,846, at September 30, 2016. Because the recoverability of deferred tax assets is directly dependent upon future operating results, actual recoverability of deferred tax assets may differ materially from our estimates.

RESULTS OF OPERATIONS

Comparison of the three months ended September 30, 2016 and 2015.

Gross Sales during the quarter ended September 30, 2016, were $879,733 as compared to the previous year’s gross sales of $855,042, an increase of $24,691, or approximately 3%. Sales have been on the rise, we believe predominately from the success of our new product lines launched in January 2015 and January 2016, respectively.

Gross profit during the quarter ended September 30, 2016, was $622,941 as compared to $624,107 during the quarter ended September 30, 2015, a decrease of $1,166 or less then 1%. As a percentage of net sales, gross profit was approximately 71% in the quarter ended September 30, 2016, and approximately 73% in the corresponding quarter in 2015. We expect that gross profit will continue to decrease slightly as sales from the Collagen product increase.

Operating expenses during the quarter ended September 30, 2016 were $574,054, consisting of $338,264 in salaries and benefits and $235,790 in selling, general and administrative expenses. This compares to operating expenses during the quarter ended September 30, 2015 of $556,008, consisting of $308,759 in salaries and benefits; and $247,249 in selling, general and administrative expenses. Expenses for the quarter ended September 30, 2016, increased by $18,046 or approximately 3% compared to the corresponding quarter in 2015. Salaries and benefits expenses increased for the quarter primarily due to addition of a Quality Assurance Manager and commissions paid on increased sales. Selling, general and administrative expenses decreased by 5% between corresponding periods as decreases in marketing efforts reductions in professional fees.

Operating profit decreased by $19,212 to an operating profit of $48,887 for the quarter ended September 30, 2016, as compared to an operating profit of $68,099 in the comparable quarter of the prior year. Income before income taxes was $47,927 during the quarter ended September 30, 2016, as compared to net profit of $64,284 during the quarter ended September 30, 2015. The decrease in net income before income taxes was primarily attributable to the increase in Salaries and Benefits from increased commissions and the addition of a Quality Assurance Manager.

ITEM 4. CONTROLS AND PROCEDURES

(a)   Evaluation of Disclosure Controls and Procedures

Management of the Company, with the participation of the Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based on that evaluation, management, including the Chief Executive and Chief Financial Officer, has concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures were not effective in ensuring that all material information relating to the Company required to be disclosed in this report has been made known to management in a timely manner and ensuring that this information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations, because of the identification of a material weakness in our internal controls over financial reporting, identified below, which we view as an integral part of our disclosure controls and procedures.

(b)   Changes in Internal Controls Over Financial Reporting

As previously reported, our annual assessment of the internal controls over financial reporting as of June 30, 2016 revealed a deficiency that we consider to be a material weakness: inadequate segregation of duties consistent with control objectives.

During fiscal 2017, the Company will continue to address changes needed to improve segregation of duties consistent with control objectives. We have added staff to grow sales. We expect that increased sales will enable us to add support staff, specifically in the accounting and shipping departments. A secondary effect of adding more staff will address needed improvements in segregation of duties consistent with control objectives.

PART II. OTHER INFORMATION

ITEM 5. OTHER INFORMATION

Submission of Matters to a Vote of Security Holders

We held our annual meeting for fiscal 2017 on Tuesday, November 8, 2016, at 4:00 p.m. EST. The following matters were considered and approved by the shareholders:

The following seven directors were elected to hold office for one-year terms or until their successors are elected and qualified:

	Votes For	Votes Against or Withheld	Total Votes
Regina W. Anderson	4,625,312	51,700	4,677,012
James B. Anderson	4,642,312	34,700	4,677,012
Justice W. Anderson	4,640,312	36,700	4,677,012
Paul E. Kudelko	4,647,312	29,700	4,677,012
Michael T. Foley	4,625,312	51,700	4,677,012
Fred W. Suggs	4,647,312	29,700	4,677,012
Joseph R. Treshler	4,642,312	34,700	4,677,012

Pursuant to the following vote, the appointment of Ferlita, Walsh, Gonzalez and Rodriguez, P.A. as our independent certified public accountants for the 2017 fiscal year, was ratified:

Votes For	Votes Against	Votes Abstaining	Total Votes
5,626,601	2,278	0	5,628,879

Pursuant to the following vote, on an advisory basis, the compensation of the Company’s named executive officers, as disclosed in the Procyon Corporation Proxy Statement, was approved:

Votes For	Votes Against	Votes Abstaining	Total Votes
4,492,012	182,000	3,000	4,677,012

ITEM 6. EXHIBITS

(A)  EXHIBITS

31.1	Certification of Regina W. Anderson pursuant to Exchange Act Rule 13a-14(a)/15d-14(a)

31.2	Certification of James B. Anderson pursuant to Exchange Act Rule 13a-14(a)/15d-14(a)

32.1	Certification Pursuant to 18 U.S.C.§1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002

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

PROCYON CORPORATION

November 14, 2016	By:/s/ REGINA W. ANDERSON
Date	Regina W. Anderson, Chief Executive Officer