Form 10-Q/A
period 2016-09-30
PROCYON CORP
filed 2016-11-15
CIK 812306

SECURITIES & EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (this “Amendment No. 1”) amends our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2016 that was filed with the U.S. Securities and Exchange Commission (“SEC”) on November 14, 2016 (the “Original Filing”). We are filing this Amendment No. 1 to update Part II, Item 6 and furnish Exhibit 101 to the Original Filing.

Except as set forth in Part II, Item 6 below and in any exhibits attached hereto, no other changes are made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing. Unless expressly stated, this Amendment No. 1 does not reflect events occurring after the filing date of the Original Filing, nor does it modify or update in any way the disclosures contained in the Original Filing.

 PART II

 ITEM 6. EXHIBITS

(A)  EXHIBITS

31.1	Certification of Regina W. Anderson pursuant to Exchange Act Rule 13a-14(a)/15d-14(a) (filed herewith).

31.2	Certification of James B. Anderson pursuant to Exchange Act Rule 13a-14(a)/15d-14(a) (filed herewith).

32.1	Certification Pursuant to 18 U.S.C.§1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002 (filed herewith).

101.INS	XBRL Instance Document (furnished herewith).

101.SCH	XBRL Taxonomy Extension Schema Document (furnished herewith).

101.CAL	XBRL Taxonomy Presentation Linkbase Document (furnished herewith).

101.DEF	XBRL Taxonomy Calculation Linkbase Document (furnished herewith).

101.LAB	XBRL Taxonomy Label Linkbase Document (furnished herewith).

101.PRE	XBRL Taxonomy Extension Definition Linkbase Document (furnished herewith).

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this Amendment No. 1 to its Quarterly Report on Form 10-Q/A to be signed on its behalf by the undersigned, there unto duly authorized.

PROCYON CORPORATION

November 15, 2016	By:/s/ REGINA W. ANDERSON
Date	Regina W. Anderson, Chief Executive Officer

3