Form 10-Q
period 2016-12-31
PROCYON CORP
filed 2017-02-15
CIK 812306

SECURITIES & EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

[x] Quarterly Report Under Section 13 or 15 (d) of
the Securities Exchange Act of 1934

For Quarterly Period Ended December 31, 2016

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

Indicate the number of shares outstanding of each of the iss uer’s classes of common stock, as of the latest practicable date: Common stock, no par value; 8,060,388 shares outstanding as of February 10, 2017.

PART I. - FINANCIAL INFORMATION

PROCYON CORPORATION & SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2016 and June 30, 2016

	(unaudited)	(audited)
	December 31,	June 30,
	2016	2016
ASSETS

CURRENT ASSETS
Cash	$153,838	$59,173
Certificates of Deposit, plus accrued interest	72,801	151,995
Accounts Receivable, less allowance for doubtful	308,429	538,202
accounts of $1,024 and $2,665 respectively.
Other Receivables	75,000	150,000
Inventories	504,763	688,691
Prepaid Expenses	231,600	165,207
Deferred Tax Asset	185,490	128,529
TOTAL CURRENT ASSETS	1,531,921	1,881,797

CERTIFICATES OF DEPOSIT, PLUS ACCRUED INTEREST	140,563	140,563

PROPERTY AND EQUIPMENT, NET	524,344	540,603

OTHER ASSETS
Deposits	4,192	4,192
Deferred Tax Asset	460,177	551,817
	464,369	556,009

TOTAL ASSETS	$2,661,197	$3,118,972

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts Payable	$123,174	$358,177
Capital Lease Liability	1,894	3,788
Line of Credit	—	125,000
Accrued Expenses	208,644	355,732
TOTAL CURRENT LIABILITIES	333,712	842,697

CAPITAL LEASE LIABILITY	5,898	5,898

COMMITMENTS AND CONTINGENCIES (NOTE G)	—	—

STOCKHOLDERS' EQUITY
Preferred Stock, 496,000,000 shares	—	—
authorized, none issued.
Series A Cumulative Convertible Preferred Stock,	149,950	149,950
no par value; 4,000,000 shares authorized;
194,100 shares issued and outstanding.
Common Stock, no par value, 80,000,000 shares	4,421,676	4,421,676
authorized; 8,060,388 shares issued and
outstanding.
Paid-in Capital	11,140	11,140
Accumulated Deficit	(2,261,179)	(2,312,389)
TOTAL STOCKHOLDERS' EQUITY	2,321,587	2,270,377

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,661,197	$3,118,972

The accompanying notes are an integral part of these financial statements

PROCYON CORPORATION & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Three and Six Months Ended December 31, 2016 and 2015

	(unaudited)	(unaudited)	(unaudited)	(unaudited)
	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	Dec. 31, 2016	Dec. 31, 2015	Dec. 31, 2016	Dec. 31, 2015

NET SALES	$1,039,835	$795,541	$1,919,568	$1,650,583

COST OF SALES	312,861	272,450	569,653	503,385

GROSS PROFIT	726,974	523,091	1,349,915	1,147,198

OPERATING EXPENSES
Salaries and Benefits	402,989	333,924	741,253	642,684
Selling, General and Administrative	285,338	253,390	521,128	500,639
	688,327	587,314	1,262,381	1,143,323

INCOME / (LOSS) FROM OPERATIONS	38,647	(64,223)	87,534	3,875

OTHER INCOME (EXPENSE)
Gain on Sale of Notification and Clearance	—	300,000	—	300,000
(Loss) on Disposal of Assets	—	—	—	(3,195)
Interest Expense	(1,081)	(859)	(2,811)	(1,728)
Interest Income	396	300	1,166	549
	(685)	299,441	(1,645)	295,626

INCOME / (LOSS) BEFORE INCOME TAXES	37,962	235,218	85,889	299,501

INCOME TAX (EXPENSE) / BENEFIT	(15,634)	(89,988)	(34,678)	(116,079)

NET INCOME / (LOSS)	22,328	145,230	51,211	183,422

Dividend requirements on preferred stock	(4,853)	(4,853)	(9,705)	(9,705)

Basic net income (loss) available to common shares	$17,475	$140,377	$41,506	$173,717

Basic net income (loss) per common share	$0.00	$0.02	$0.01	$0.02

Weighted average number of common shares outstanding	8,060,388	8,060,388	8,060,388	8,060,388

Diluted net income (loss) per common share	$0.00	$0.02	$0.01	$0.02

Weighted average number of common shares outstanding, diluted	8,264,488	8,254,488	8,274,488	8,254,488

The accompanying notes are an integral part of these financial statements

PROCYON CORPORATION & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ending December 31, 2016 and 2015

	(unaudited)	(unaudited)
	December 31,	December 31,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES

Net Income / (Loss)	$51,211	$183,422
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	22,421	19,786
Loss on Disposal of Assets	—	3,195
Deferred Income Taxes	34,678	116,079
Accrued Interest on Certificates of Deposit	—	161
Decrease (increase) in:
Accounts Receivable	229,773	112,970
Other Receivables	75,000	(225,000)
Inventory	183,928	(94,266)
Prepaid Expenses	(66,393)	21,045
Increase (decrease) in:
Accounts Payable	(235,003)	(14,378)
Accrued Expenses	(147,088)	(5,642)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	148,527	117,372

CASH FLOW FROM INVESTING ACTIVITIES

Purchase of property & equipment	(6,162)	(39,853)
NET CASH (USED IN) INVESTING ACTIVITIES	(6,162)	(39,853)

CASH FLOW FROM FINANCING ACTIVITIES	—	—

Purchase of CD	—	(50,000)
Redemption of CD	79,194	55,722
Capital Lease Liability payments	(1,894)	—
Repayment of Line of Credit	(125,000)	(25,000)
NET CASH (USED IN) FINANCING ACTIVITIES	(47,700)	(19,278)

NET CHANGE IN CASH	94,665	58,241

CASH AT BEGINNING OF PERIOD	59,173	204,227

CASH AT END OF PERIOD	$153,838	$262,468

SUPPLEMENTAL DISCLOSURES

Interest Paid	$2,811	$1,728
Taxes Paid	$—	$—

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

On December 31, 2016, there were 40,000 outstanding options to purchase shares of our common stock.

The fair value of a stock option is determined using the Black-Scholes option-pricing model, which values options based on the stock price at the grant date, the expected life of the option, the estimated volatility of the stock, the expected dividend payments, and the risk-free interest rate over the life of the option. There were no options granted during the quarter ended December 31, 2016.

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

For the three and six months ended December 31, 2016, the potential dilutive effects of the preferred stock and stock options were included in the weighted-average shares outstanding.

NOTE B - INVENTORIES

Inventories consisted of the following:	December 31,	June 30,
	2016	2016
Finished Goods	$297,075	$460,166
Raw Materials	207,688	228,525
	$504,763	$688,691

NOTE C - STOCKHOLDERS’ EQUITY

During January 1995, the Company's Board of Directors authorized the issuance of up to 4,000,000 shares of Series A Cumulative Convertible Preferred Stock (“Series A Preferred Stock”). The preferred stockholders are entitled to receive, as and if declared by the board of directors, quarterly dividends at an annual rate of $.10 per share of Series A Preferred Stock per annum. Dividends will accrue without interest and will be cumulative from the date of issuance of the Series A Preferred Stock and will be payable quarterly in arrears in cash or publicly traded common stock when and if declared by the Board of Directors. As of December 31, 2016, no dividends have been declared. Dividends in arrears on the outstanding preferred shares total $380,446 as of December 31, 2016.

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

NOTE D - INCOME TAXES AND AVAILABLE CARRYFORWARD

As of December 31, 2016, the Company had consolidated income tax net operating loss ("NOL") carryforward for federal income tax purposes of approximately $1,656,500. The NOL will expire in various years ending through the year 2035. The utilization of certain of the loss carryforwards are limited under Section 382 of the Internal Revenue Code.

The components of the provision for income tax benefits (expense) attributable to continued operations are as follows:

	Six Months 12/31/2016	Six Months 12/31/2015
Current
Federal	$0	$0
State	0	0
	$0	$0

Deferred
Federal	$29,610	$85,960
State	5,068	30,119
	$34,678	$116,079

Total Income Tax Benefit (Expense)	$34,678	$116,079

Deferred income taxes reflect the net tax effects of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

	Current	Non-Current
Deferred tax assets
NOL and contribution carryforwards	$162,889	$462,413
PTO Accounts	9,704	—
Bonus Accrual	12,512	—
Excess of tax over book depreciation	—	(2,236)
Allowance for doubtful accounts	385	—
Net deferred tax asset	$185,490	$460,177

Management believes it is more likely than not that it will realize the benefit of the NOL carryforward, because of its previous trend of earnings. Therefore, a valuation allowance is not considered necessary at this time.

Income taxes for the periods ended December 31, 2016 and 2015 differ from the amounts computed by applying the effective income tax rates of 37.63%, to income taxes as a result of the following:

	Six Months Dec. 31, 2016	Six Months Dec. 31, 2015
Expected benefit (provision) at US statutory rate	$29,202	$101,829
State income tax net of federal benefit (provision)	3,118	10,872
Nondeductible Expense	2,358	3,378
Income Tax Benefit (Expense)	$34,678	$116,079

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

NOTE E - LINE OF CREDIT

The Company has a $250,000, due-on-demand line of credit with a financial institution, collateralized by the Company’s inventory of $504,763 and net accounts receivable assets of $308,429. The line of credit is renewable annually in April. Our Chief Executive Officer personally guaranteed the line of credit to the Company. At December 31, 2016 and June 30, 2016, the Company owed $0 and $125,000 respectively, on the line of credit. The line of credit extends terms of cash advances at a variable rate set equal to the prime rate at the time of advance. The interest rate can fluctuate according to the changes in its published prime rate.

NOTE F - RELATED PARTY TRANSACTIONS

Our Chief Executive Officer, Regina W. Anderson, guarantees a $250,000 line of credit for the Company.

NOTE G - CONTINGENCIES

The Company was able to close all open recalls with the FDA during the six months ended December 31, 2016. There were no new recall costs incurred for any recalls for the quarter ended December 31, 2016. Total recall cost incurred were $205,973 for all recalls from their start to the closure. Future recall costs are not expected.

NOTE H - SUBSEQUENT EVENTS

We have evaluated subsequent events through February 14, 2017, which is the date the financial statements were available to be issued.

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

Recent Developments

The Company was able to close its remaining open recall with the FDA during the quarter. The Company is unable to determine at this time whether or not there will be a long term adverse material effect to our financial operations from the voluntary recalls.

Amerx urther expanded its product line into the advanced wound care market in 2016 with the launch of Amerx brand Calcium Alginate, Foam, Hydrocolloid and Bordered Gauze dressings and Amerx Wound Care Kits. The wound care kits are offered in various sizes and formats to fit specific needs. The new kits include Helix3 Collagen kits, Amerx Brand Calcium Alginate kits, Hydrocolloid kits, Bordered Gauze kits, Foam kits and Hydrogel Kits. Amerx believes these new products complement the Amerigel brand and continue to better position the Company for expanded growth opportunities.

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

Accounts Receivable Allowance

Accounts receivable allowance reflects a reserve that reduces our customer accounts and receivable to the net amount estimated to be collectible. The valuation of accounts receivable is based upon the credit-worthiness of customers and third-party payers as well as historical collection experience. Allowances for doubtful accounts are recorded as a selling, general and administrative expense for estimated amounts expected to be uncollectible from third-party payers and customers. The Company bases its estimates on its historical collection experience, current trends, credit policy and on the analysis of accounts by aging category. At December 31, 2016, and June 30, 2016, our allowance for doubtful accounts totaled $1,024 and $2,665, respectively.

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

Deferred Income Taxes

Deferred income taxes are recognized for the expected tax consequences in future years for differences between the tax bases of assets and liabilities and their financial reporting amounts, based upon enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. The Company accounts for income taxes under Topic 740 - Income Tax in the Accounting Standards Codification. A valuation allowance is used to reduce deferred tax assets to the net amount expected to be recovered in future periods. The estimates for deferred tax assets and the corresponding valuation allowance require us to exercise complex judgments. We periodically review and adjust those estimates based upon the most current information available. We did not have a valuation allowance as of December 31, 2016. Because the recoverability of deferred tax assets is directly dependent upon future operating results, actual recoverability of deferred tax assets may differ materially from our estimates.

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

FINANCIAL CONDITION

As of December 31, 2016 the Company's principal sources of liquid assets included cash of $153,838, inventories of $504,763, and net accounts receivable of $308,429. The Company also has $213,364 in Certificate of Deposits. The Company had net working capital of $1,198,209, and no long-term debt at December 31, 2016.

During the six months ended December 31, 2016 cash increased from $59,173 as of June 30, 2016, to $153,838. Operating activities provided cash of $148,527 during the period. The change is primarily the result of Net Income and the collection of receivables.

The Company reflected a current deferred tax asset of $185,490, and non-current deferred tax asset of $460,177, at December 31, 2016. Because the recoverability of deferred tax assets is directly dependent upon future operating results, actual recoverability of deferred tax assets may differ materially from our estimates.

RESULTS OF OPERATIONS

Comparison of the three and six months ended December 31, 2016 and 2015.

Gross Sales during the quarter ended December 31, 2016, were $1,039,835 as compared to the previous year’s quarter gross sales of $795,541, an increase of $244,294, or approximately 31%. Gross Sales during the six months ended December 31, 2016, were $1,919,568 as compared to the previous six month’s gross sales of $1,650,583, an increase of $268,985, or approximately 16%. Sales have been on the rise, we believe predominately from the success of our new product lines launched in January 2015 and January 2016, respectively.

Gross profit during the quarter ended December 31, 2016, was $726,974 as compared to $523,091 during the quarter ended December 31, 2015, an increase of $203,883 or 39%. As a percentage of net sales, gross profit was approximately 70% in the quarter ended December 31, 2016, and approximately 66% in the corresponding quarter in 2015. Gross profit during the six months ended December 31, 2016, was $1,349,915 as compared to $1,147,198 during the six months ended December 31, 2015, an increase of $202,717 or 18%. As a percentage of net sales, gross profit was approximately 70% in the six months ended December 31, 2016, and approximately 70% in the corresponding six months in 2015.

Operating expenses during the quarter ended December 31, 2016 were $688,324, consisting of $402,989 in salaries and benefits and $285,338 in selling, general and administrative expenses. This compares to operating expenses during the quarter ended December 31, 2015 of $587,314, consisting of $333,924 in salaries and benefits; and $253,390 in selling, general and administrative expenses. Expenses for the quarter ended December 31, 2016, increased by $101,013 or approximately 17% compared to the corresponding quarter in 2015. Salaries and benefits expenses increased for the quarter primarily due to addition of a Quality Assurance Manager and commissions paid on increased sales and accrued bonus. Operating expenses during the six months ended December 31, 2016 were $1,262,381, consisting of $741,253 in salaries and benefits and $521,128 in selling, general and administrative expenses. This compares to operating expenses during the six months ended December 31, 2015 of $1,143,323, consisting of $642,684 in salaries and benefits; and $500,639 in selling, general and administrative expenses. Expenses for the six months ended December 31, 2016, increased by $119,058 or approximately 18% compared to the corresponding six months in 2015. Salaries and benefits expenses increased for the six months primarily due to addition of a Quality Assurance Manager, commissions paid on increased sales and accrued bonus.

Operating profit increased by $102,870 to an operating profit of $38,647 for the quarter ended December 31, 2016, as compared to an operating loss of $64,223 in the comparable quarter of the prior year. Operating profit increased by $83,659 to an operating profit of $87,534 for the six months ended December 31, 2016, as compared to an operating profit of $3,875 in the comparable six months of the prior year. Net Income was $22,328 during the quarter ended December 31, 2016, as compared to net income of $145,230 during the quarter ended December 31, 2015. The decrease in net income before income taxes was primarily attributable to the increase in Salaries and Benefits from increased commissions and the addition of a Quality Assurance Manager, as well as the missing income in the previous year from the sale of the 510(k) asset.

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

PROCYON CORPORATION

February 14, 2017	By:/s/ REGINA W. ANDERSON
Date	Regina W. Anderson, Chief Executive Officer