Form 10-Q
period 2017-03-31
PROCYON CORP
filed 2017-05-15
CIK 812306

UNITED STATES SECURITIES & EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For Quarterly Period Ended March 31, 2017

or

  [   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from __________ to ____________

Commission File Number: 0-17449

PROCYON CORPORATION

(Exact Name of Registrant as specified in its charter)

COLORADO	59-3280822
(State of Incorporation)	(I.R.S. Employer Identification Number)

1300 S. Highland Ave. Clearwater, FL 33756

(Address of Principal Executive Offices)

(727) 447-2998

(Registrant’s Telephone Number, Including Area Code)

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

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

 Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common stock, no par value; 8,060,388 shares outstanding as of May 10, 2017.

PART I. - FINANCIAL INFORMATION

PROCYON CORPORATION & SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
March 31, 2017 and June 30, 2016

	(unaudited)	(audited)
	March 31,	June 30,
	2017	2016
ASSETS
CURRENT ASSETS
Cash	$87,882	$59,173
Certificates of Deposit, plus accrued interest	111,636	151,995
Accounts Receivable, less allowance for doubtful	353,308	538,202
accounts of $13,297 and $2,665 respectively
Other Receivables	—	150,000
Inventories	633,306	688,691
Prepaid Expenses	228,598	165,207
Deferred Tax Asset	150,460	128,529
TOTAL CURRENT ASSETS	1,565,190	1,881,797

CERTIFICATES OF DEPOSIT, PLUS ACCRUED INTEREST	102,064	140,563

PROPERTY AND EQUIPMENT, NET	515,720	540,603

OTHER ASSETS
Deposits	4,192	4,192
Deferred Tax Asset	499,186	551,817
	503,378	556,009

TOTAL ASSETS	$2,686,352	$3,118,972

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts Payable	$147,145	$358,177
Capital Lease Liability	947	3,788
Line of Credit	—	125,000
Accrued Expenses	221,436	355,732
TOTAL CURRENT LIABILITIES	369,528	842,697

CAPITAL LEASE LIABILITY	5,898	5,898

COMMITMENTS AND CONTINGENCIES (NOTE G)	—	—

STOCKHOLDERS' EQUITY
Preferred Stock, 496,000,000 shares	—	—
authorized, none issued.
Series A Cumulative Convertible Preferred Stock,	149,950	149,950
no par value; 4,000,000 shares authorized;
194,100 shares issued and outstanding.
Common Stock, no par value, 80,000,000 shares	4,421,676	4,421,676
authorized; 8,060,388 shares issued and
outstanding.
Paid-in Capital	11,140	11,140
Accumulated Deficit	(2,271,840)	(2,312,389)
TOTAL STOCKHOLDERS' EQUITY	2,310,926	2,270,377

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,686,352	$3,118,972

The accompanying notes are an integral part of these financial statements

PROCYON CORPORATION & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Three and Nine Months Ended March 31, 2017 and 2016

	(unaudited)	(unaudited)	(unaudited)	(unaudited)
	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	March 31, 2017	March 31, 2016	March 31, 2017	March 31, 2016

NET SALES	$928,636	$921,764	$2,848,204	$2,572,347

COST OF SALES	259,591	248,070	829,244	751,455

GROSS PROFIT	669,045	673,694	2,018,960	1,820,892

OPERATING EXPENSES
Salaries and Benefits	374,153	314,827	1,115,406	957,511
Selling, General and Administrative	309,836	272,399	830,964	773,038
	683,989	587,226	1,946,370	1,730,549

INCOME / (LOSS) FROM OPERATIONS	(14,944)	86,468	72,590	90,343

OTHER INCOME (EXPENSE)
Gain on Sale of Notification and Clearance	—	—	—	300,000
(Loss) on Disposal of Assets	—	—	—	(3,195)
Interest Expense	(36)	(1,401)	(2,846)	(3,129)
Interest Income	339	371	1,505	920
	303	(1,030)	(1,341)	294,596

INCOME / (LOSS) BEFORE INCOME TAXES	(14,641)	85,438	71,249	384,939

INCOME TAX (EXPENSE) / BENEFIT	3,979	(34,047)	(30,700)	(150,126)

NET INCOME / (LOSS)	(10,662)	51,391	40,549	234,813

Dividend requirements on preferred stock	(4,853)	(4,853)	(14,558)	(14,558)

Basic net income (loss) available to common shares	$(15,515)	$46,538	$25,991	$220,255

Basic net income (loss) per common share	$(0.00)	$0.01	$0.00	$0.03

Weighted average number of common shares outstanding	8,060,388	8,060,388	8,060,388	8,060,388

Diluted net income (loss) per common share	$(0.00)	$0.01	$0.00	$0.03

Weighted average number of common shares outstanding, diluted	8,264,488	8,254,488	8,284,488	8,254,488

The accompanying notes are an integral part of these financial statements

PROCYON CORPORATION & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ending March 31, 2017 and 2016

	(unaudited)	(unaudited)
	March 31,	March 31,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES

Net Income	$40,549	$234,813
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	33,877	30,008
Loss on Disposal of Assets	—	3,195
Increase in Allowance for Doubtful Accounts	10,632
Deferred Income Taxes	30,700	150,126
Accrued Interest on Certificates of Deposit	(335)	161
Decrease (increase) in:
Accounts Receivable	174,262	15,087
Other Receivables	150,000	(225,000)
Inventory	55,385	(130,188)
Prepaid Expenses	(63,391)	(51,499)
Increase (decrease) in:
Accounts Payable	(211,032)	(25,923)
Accrued Expenses	(134,296)	841
NET CASH PROVIDED BY OPERATING ACTIVITIES	86,351	1,621

CASH FLOW FROM INVESTING ACTIVITIES

Purchase of CD	—	(190,000)
Redemption of CD	79,194	55,428
Purchase of property & equipment	(8,995)	(42,876)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	70,199	(177,448)

CASH FLOW FROM FINANCING ACTIVITIES

Capital Lease Liability payments	(2,841)	—
Proceeds from Line of Credit	—	70,000
Repayment of Line of Credit	(125,000)	(25,000)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(127,841)	45,000

NET CHANGE IN CASH	28,709	(130,827)

CASH AT BEGINNING OF PERIOD	59,173	204,227

CASH AT END OF PERIOD	$87,882	$73,400

SUPPLEMENTAL DISCLOSURES

Interest Paid	$2,846	$3,129
Taxes Paid	$—	$—

The accompanying notes are an integral part of these financial statements.

Notes to Financial Statements

NOTE A - SUMMARY OF ACCOUNTING POLICIES

The interim consolidated financial statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles ("GAAP") have been condensed or omitted as allowed by such rules and regulations. The Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements dated June 30, 2016. The results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year.

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

On March 31, 2017, there were 40,000 outstanding options to purchase shares of our common stock.

The fair value of a stock option is determined using the Black-Scholes option-pricing model, which values options based on the stock price at the grant date, the expected life of the option, the estimated volatility of the stock, the expected dividend payments, and the risk-free interest rate over the life of the option. There were no options granted during the quarter ended March 31, 2017.

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

For the three and nine months ended March 31, 2017, the potential dilutive effects of the preferred stock and stock options were included in the weighted-average shares outstanding.

NOTE B - INVENTORIES

Inventories consisted of the following:	March 31,	June 30,
	2017	2016
Finished Goods	$436,218	$460,166
Raw Materials	197,088	228,525
	$633,306	$688,691

 NOTE C - STOCKHOLDERS' EQUITY

During January 1995, the Company's Board of Directors authorized the issuance of up to 4,000,000 shares of Series A Cumulative Convertible Preferred Stock ("Series A Preferred Stock"). The preferred stockholders are entitled to receive, as and if declared by the board of directors, quarterly dividends at an annual rate of $.10 per share of Series A Preferred Stock per annum. Dividends will accrue without interest and will be cumulative from the date of issuance of the Series A Preferred Stock and will be payable quarterly in arrears in cash or publicly traded common stock when and if declared by the Board of Directors. As of March 31, 2017, no dividends have been declared. Dividends in arrears on the outstanding preferred shares total $385,299 as of March 31, 2017.

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

NOTE D - INCOME TAXES AND AVAILABLE CARRYFORWARD

As of March 31, 2017, the Company had consolidated income tax net operating loss ("NOL") carryforwards for federal income tax purposes of approximately $1,635,000. The NOL will expire in various years ending through the year 2035. The utilization of certain loss carryforwards are limited under Section 382 of the Internal Revenue Code.

         The components of the provision for income tax benefits (expense) attributable to continued operations are as follows:

	Nine Months 3/31/2017	Nine Months 3/31/2016
Current
Federal	$0	$0
State	0	0
	$0	$0

Deferred
Federal	$26,015	$128,184
State	4,685	21,942
	$30,700	$150,126

Total Income Tax Benefit (Expense)	$30,700	$150,126

Deferred income taxes reflect the net tax effects of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

	Current	Non-Current
Deferred tax assets
NOL and contribution carryforwards	$116,474	$500,886
PTO Accounts	11,091	—
Bonus Accrual	18,776	—
Excess of tax over book depreciation	—	(1,700)
Allowance for doubtful accounts	4,119	—
Net deferred tax asset	$150,460	$499,186

Management believes it is more likely than not that it will realize the benefit of the NOL carryforward, because of its previous trend of earnings. Therefore, a valuation allowance is not considered necessary at this time.

Income taxes for the periods ended March 31, 2017 and 2016 differ from the amounts computed by applying the effective income tax rates of 37.63%, to income taxes as a result of the following:

	Nine Months March 31, 2017	Nine Months March 31, 2016
Expected benefit (provision) at US statutory rate	$24,224	$130,878
State income tax net of federal benefit (provision)	2,586	13,973
Nondeductible Expense	3,890	5,275
Income Tax Benefit (Expense)	$30,700	$150,126

The earliest tax year still subject to examination by a major taxing jurisdiction is fiscal year end June 30, 2014.

The Company performed a review of its uncertain tax positions in accordance with Accounting Standards Codification ASC 740-10 "Uncertainty in Income Taxes". In this regard, an uncertain tax position represents the Company's expected treatment of a tax position taken in a filed tax return, or planned to be taken in a future tax return, that has not been reflected in measuring income tax expense for financial reporting purposes. As a result of this review, the Company concluded that at this time there are no uncertain tax positions, and there has been no cumulative effect on retained earnings.

NOTE E - LINE OF CREDIT

The Company has a $250,000, due-on-demand line of credit with a financial institution, collateralized by the Company's current inventory of $633,306 and net accounts receivable assets of $353,308. The line of credit is renewable annually in April. Our Chief Executive Officer personally guaranteed the line of credit to the Company. At March 31, 2017 and June 30, 2016, the Company owed $0 and $125,000 respectively, on the line of credit. The line of credit extends terms of cash advances at a variable rate set equal to the prime rate at the time of advance. The interest rate can fluctuate according to the changes in its published prime rate.

NOTE F - RELATED PARTY TRANSACTIONS

Our Chief Executive Officer, Regina W. Anderson, guarantees a $250,000 line of credit for the Company.

NOTE G - CONTINGENCIES

The Company was able to close all open recalls with the FDA during the six months ended December 31, 2016. There were no new recall costs incurred for any recalls for the quarter ended March 31, 2017. Total recall cost incurred was $205,973 for all recalls from their start to closure. Future recall costs are not expected.

NOTE H - SUBSEQUENT EVENTS

We have evaluated subsequent events through May 15, 2017, which is the date the financial statements were available to be issued.

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

Recent Developments

The Company was able to close its remaining open recall with the FDA during the previous quarter. The Company is unable to determine at this time whether or not there will be a long term adverse material effect to our financial operations from the voluntary recalls.

Amerx further expanded its product line into the advanced wound care market in January 2016, with the launch of Amerx brand Calcium Alginate, Foam, Hydrocolloid and Bordered Gauze dressings. Amerx believes these new products complement the Amerigel brand and continue to better position the Company for expanded growth opportunities.

In January 2017, Amerx took another step in expanding its product line by introducing wound care kits in various sizes and formats to fit specific needs. The new kits include Helix3 collagen kits, Amerx Brand Calcium Alginate kits, Hydrocolloid kits, Bordered Gauze kits, Foam kits and Hydrogel Kits. All of these new kits are focused on wound care.

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

Accounts Receivable Allowance

Accounts receivable allowance reflects a reserve that reduces our customer accounts and receivable to the net amount estimated to be collectible. The valuation of accounts receivable is based upon the credit-worthiness of customers and third-party payers as well as historical collection experience. Allowances for doubtful accounts are recorded as a selling, general and administrative expense for estimated amounts expected to be uncollectible from third-party payers and customers. The Company bases its estimates on its historical collection experience, current trends, credit policy and on the analysis of accounts by aging category. At March 31, 2017, and June 30, 2016, our allowance for doubtful accounts totaled $13,297 and $2,665, respectively.

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

Deferred Income Taxes

Deferred income taxes are recognized for the expected tax consequences in future years for differences between the tax bases of assets and liabilities and their financial reporting amounts, based upon enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. The Company accounts for income taxes under Topic 740 - Income Tax in the Accounting Standards Codification. A valuation allowance is used to reduce deferred tax assets to the net amount expected to be recovered in future periods. The estimates for deferred tax assets and the corresponding valuation allowance require us to exercise complex judgments. We periodically review and adjust those estimates based upon the most current information available. We did not have a valuation allowance as of March 31, 2017. Because the recoverability of deferred tax assets is directly dependent upon future operating results, actual recoverability of deferred tax assets may differ materially from our estimates.

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

FINANCIAL CONDITION

As of March 31, 2017 the Company's principal sources of liquid assets included cash of $87,882, inventories of $633,306, and net accounts receivable of $353,308. The Company also has $213,700 in Certificate of Deposits. The Company had net working capital of $1,195,662, and long-term debt of $5,898 at March 31, 2017.

During the nine months ended March 31, 2017 cash increased from $59,173 as of June 30, 2016, to $87,882. Operating activities provided cash of $86,351 during the period. The change is primarily the result of reduction of receivables.

The Company reflected a current deferred tax asset of $150,460, and non-current deferred tax asset of $499,186, at March 31, 2017. Because the recoverability of deferred tax assets is directly dependent upon future operating results, actual recoverability of deferred tax assets may differ materially from our estimates.

RESULTS OF OPERATIONS

Comparison of the three and nine months ended March 31, 2017 and 2016.

Net Sales during the quarter ended March 31, 2017, were $928,636 as compared to the previous year's quarter net sales of $921,764, an increase of $6,872, or approximately 1%. Net Sales during the nine months ended March 31, 2017, were $2,848,204 as compared to the previous nine month's gross sales of $2,572,347, an increase of $275,857, or approximately 11%. Sales have been on the rise, we believe predominately from the success of our new product lines launched in January 2016 and January 2017, respectively.

Gross profit during the quarter ended March 31, 2017, was $669,045 as compared to $673,694 during the quarter ended March 31, 2016, a decrease of $4,649 or 1%. As a percentage of net sales, gross profit was approximately 72% in the quarter ended March 31, 2017, and approximately 73% in the corresponding quarter in 2016. Gross profit during the nine months ended March 31, 2017, was $2,018,960 as compared to $1,820,892 during the nine months ended March 31, 2017, an increase of $198,068 or 11%. As a percentage of net sales, gross profit was approximately 71% in the nine months ended March 31, 2017, and approximately 71% in the corresponding nine months in 2016.

Operating expenses during the quarter ended March 31, 2017 were $683,989, consisting of $374,153 in salaries and benefits and $309,836 in selling, general and administrative expenses. This compares to operating expenses during the quarter ended March 31, 2016 of $587,226, consisting of $314,827 in salaries and benefits; and $272,399 in selling, general and administrative expenses. Expenses for the quarter ended March 31, 2017, increased by $96,763 or approximately 16% compared to the corresponding quarter in 2016. Salaries and benefits expenses increased for the quarter primarily due to addition of a Quality Assurance Manager and commissions paid on increased sales and accrued bonus. Operating expenses during the nine months ended March 31, 2017 were $1,946,370, consisting of $1,115,406 in salaries and benefits and $830,964 in selling, general and administrative expenses. This compares to operating expenses during the nine months ended March 31, 2016 of $1,730,549, consisting of $957,511 in salaries and benefits; and $773,038 in selling, general and administrative expenses. Expenses for the nine months ended March 31, 2017, increased by $215,821 or approximately 12% compared to the corresponding nine months in 2016. Salaries and benefits expenses increased for the nine months primarily due to addition of a Quality Assurance Manager, commissions paid on increased sales and accrued bonus.

Operating profit decreased by $101,412 to an operating loss of $14,944 for the quarter ended March 31, 2017, as compared to an operating profit of $86,468 in the comparable quarter of the prior year. Operating profit decreased by $17,753 to an operating profit of $72,590 for the nine months ended March 31, 2017, as compared to an operating profit of $90,343 in the comparable nine months of the prior year. Net Loss was $10,662 during the quarter ended March 31, 2017, as compared to net income of $51,391 during the quarter ended March 31, 2016. The decrease in net income for the three month period, before income taxes was primarily attributable to the increase in Salaries and Benefits from increased commissions and the addition of a Quality Assurance Manager. The decrease in net income for the nine month period, before income taxes was primarily attributable to the increase in Salaries and Benefits from increased commissions and the addition of a Quality Assurance Manager, as well as the income in the previous period from the sale of the 510(k) asset.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Management of the Company, with the participation of the Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based on that evaluation, management, including the Chief Executive and Chief Financial Officer, has concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures were not effective in ensuring that all material information relating to the Company required to be disclosed in this report has been made known to management in a timely manner and ensuring that this information is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and regulations, because of the identification of a material weakness in our internal controls over financial reporting, identified below, which we view as an integral part of our disclosure controls and procedures.

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

PROCYON CORPORATION

May 15, 2017	By:/s/ REGINA W. ANDERSON
Date	Regina W. Anderson, Chief Executive Officer