Form 10-K
period 2017-06-30
PROCYON CORP
filed 2017-10-11
CIK 812306

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[x]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2017

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

[   ] Yes [X ] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

[   ] Yes [ X] No

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

The aggregate market value of the 4,069,791 shares of Common Stock held by non-affiliates was $813,958 on July 26, 2017, the date of the last sale of common stock, based on the average bid and asked price of $.20 on such date.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

As of October 4, 2017, there were 8,077,388 shares of the issuers Common Stock outstanding.

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

Products

Major product lines - AMERX, AMERIGEL® , HELIX3 Bioactive Collagen®, EXTREMIT-EASE® Compression Garment

Amerx markets a proprietary line of AMERIGEL® advanced skin and wound care products made with Oakin®, proven to promote healing in wound and problematic skin conditions including the AMERIGEL® Hydrogel Wound Dressing, AMERIGEL® Post Op Surgical Kits, AMERIGEL® Saline Wound Wash, AMERIGEL® Care Lotion and AMERIGEL® Barrier Lotion. These products have become the core for building the foundation for Amerx to grow. In the second half of fiscal 2015, Amerx expanded their product brands by introducing the HELIX3 Bioactive Collagen®. HELIX3 is available in two forms, Collagen Powder (HELIX3 CP®) and Collagen Matrix (HELIX3 CM®) developed to address market segments previously unavailable to Amerx. In fiscal 2016, Amerx continued its brand expansion by introducing the AMERX branded wound care product line. The line consists of: AMERX Calcium Alginate Dressing, AMERX Foam Dressing, AMERX Gauze Dressing, AMERX Hyrdocolloid Dressing, and Amerx Wound Care Kits including AMERX Calcium Alginate Wound Care Kit, AMERX Collagen Matrix Wound Care Kit, AMERX Collagen Powder Wound Care Kit, AMERX Foam Wound Care Kit and AMERX Hydrogel Wound Care Kit. In fiscal 2017, Amerx expanded its product line to include a new segment of the wound care market by introducing the EXTREMIT-EASE® Compression Garment line, a patent-pending product. New products have demonstrated early success and product expansion has made it possible for Amerx to have success in providing treatments outside its historical niche. Amerx looks to continue this new product trend in fiscal 2018.

Amerx wound care products sold under the brand names AMERIGEL, HELIX3, AMERX and EXTREMIT-EASE have received approval for Medicare reimbursement, assigned by the Pricing, Data Analysis and Coding contractor for Medicare and Medicaid ("PDAC"). We believe this reimbursement code is beneficial to Amerx's business, allowing customers on Medicare to seek coverage for use of these products.

Amerx spent approximately $31,000 towards research and development efforts over the past fiscal year. These efforts were directed towards additional studies aimed at proving product safety and efficacy and expanding existing markets and new products, as well as correcting FDA and manufacturing compliance issues.

The AMERIGEL® product line with OAKIN® is based on proprietary formulations which are protected as trade secret information and with registered trademarks. HELIX3®, HELIX3 CP®, HELIX3 CM® and HELIX3 Bioactive Collagen®, OAKIN® and EXTREMIT-EASE® are registered trademarks of Amerx Health Care. All products are registered with the Food and Drug Administration ("FDA"). In 2017, we filed a patent application related to our EXTREMIT-EASE® product.

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

Market for Products

We have expanded our product line over the last three fiscal years to address a broader range of wound applications. Our core AMERIGEL® product line containing Oakin® established our presence in the physician market to address skin and wound care treatment needs. HELIX3® Bioactive Collagen was added to our product line in fiscal 2015 and AMERX® Kits, dressings and bandages in fiscal 2016 to address the broader wound care market needs for an increasing number of people with diabetes and obesity. This market is primarily comprised of hospitals, wound care centers, nursing homes, home health care agencies and health care practioners. The EXTREMIT-EASE® Compression Garment, introduced in 2017, enables Amerx Health Care to compete in the global compression therapy market, a multi-billion market that is projected to escalate secondary to aging populations, rising prevalence of diabetes, lymphatic diseases, cancer surgeries, venous diseases and sports injuries.

We believe Amerx Health Care's products offer quality, moderately priced, efficacious treatment options for acute and chronic wounds, ulcers and recurring skin conditions; and therapy options for edema most often treated by health care professionals. The retail market for Amerx products is comprised of national and regional chain stores, independent retail pharmacies and medical supply stores.

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

In fiscal 2017, Amerx generated all of our net sales of approximately $4,012,000.

Significant Customer

During fiscal 2017, two customers accounted for approximately 17% of Amerx's sales. The loss of these customers could materially and adversely affect our financial condition and the results of our operations. The Company has been able to maintain relationships with its distributors and has been able to establish relationships with new distributors each year.

Manufacturing

During fiscal 2017, the majority of manufacturing of Amerx's products was completed by non-affiliated manufacturing facilities. Amerx has written contracts with its manufacturers (and there are no minimum purchase requirements). The agreements / arrangements made with manufacturers reduces the potential risk associated with relying on a single manufacturer. Amerx believes there are additional companies that could manufacture Amerx products according to specifications, if necessary.

Amerx's manufacturing and packaging activities are performed pursuant to Current Good Manufacturing Practices ("CGMP") as defined under the United States Federal Food, Drug and Cosmetic Act, as amended (the "FFDC Act") and the regulations promulgated under the FFDC Act. All manufacturing activities are required to comply with the product specifications, supplies and test methods developed by Amerx specifically for its products, as well as the CGMP.

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

Proprietary Rights

The United States Patent and Trademark Office registered the Company's AMERIGEL® trademark in January 1999. OAKIN®, the principal proprietary ingredient used in AMERIGEL® products became a registered trademark in 2007. In fiscal 2016, Amerx received registered trademarks for the OAKIN® logo, HELIX3®, HELIX3 CM®, HELIX3 CP® and the HELIX3® logo. In fiscal 2017, Amerx received registered trademark approval for the EXTREMIT-EASE® Compression Garment name, logo and mark "WHERE COMPRESSION MEETS COMPLIANCE". All registered trademarks have been periodically renewed, when required, and are currently in effect. In 2017 Amerx Health Care filed a patent application related to our EXTREMIT-EASE® compression product. Amerx relies on a combination of trademarks, patents, trade secret protection and confidentiality agreements to establish and protect its proprietary rights.

Amerx purchased the formulation for its Amerigel Care Lotion in fiscal 2017.

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

Order Placement and Backlog

There were no back orders as of June 30, 2017 and June 30, 2016, respectively.

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

We believe that, as of June 30, 2017 we are in compliance with all applicable laws and regulations relating to our operations in all material respects. Compliance with the various provisions of national, state and local laws and regulations has had a material adverse effect upon the capital expenditures, earnings, financial position, liquidity and competitive position of the Company. We have incurred and will continue to incur costs in order to remain compliant with the latest regulations of the US Securities and Exchange Commission (“SEC”) and the FDA.

Employees

As of September 1, 2017, the Company and its subsidiary employ a total of 16 full time and 2 part time employees, consisting of 5 management employees, 5 sales-related employees and 8 administrative employees. One employee works under Procyon and seventeen employees work under the Amerx subsidiary.

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

Fiscal 2017	HIGH	LOW

First Quarter	$.22	$.13
Second Quarter	$.30	$.13
Third Quarter	$.31	$.13
Fourth Quarter	$.19	$.18

Fiscal 2016
First Quarter	$.13	$.08
Second Quarter	$.12	$.09
Third Quarter	$.12	$.08
Fourth Quarter	$.15	$.08

As of October 5, 2017, there were approximately 110 record holders of the Company’s Common Stock. On October 5, 2017, the closing bid price of the Company’s common stock was $.20 and the closing ask price was $.20. On July 26, 2017, the last date on which a sale occurred, the last reported sale price was $.20.

Holders of Common Stock are entitled to receive such dividends if declared by the Company’s Board of Directors. We have not declared any dividends on our Common Stock and have no current plans to declare a dividend in the immediate future.

Holders of the Series A Cumulative Convertible Preferred Stock (the “Preferred Stock”) are entitled to receive, if declared by the Board of Directors, quarterly dividends at an annual rate of $.10 per share. Dividends accrue without interest, from the date of issuance, and are payable in arrears in cash or common stock, when and if declared by the Board of Directors. No dividends had been declared or paid at June 30, 2017, and dividends, if ever declared, in arrears at such date total $357,426.

Holders of the Preferred Stock have the right to convert their shares of Preferred Stock into an equal number of shares of Common Stock of the Company. In addition, every holder of preferred stock is entitled to that number of votes equal to the number of shares of common stock into which the preferred stock is convertible. Such preferred shares will automatically convert into one share of Common Stock at the close of a public offering of Common Stock by the Company provided the Company receives gross proceeds of at least $1,000,000, and the initial offering price of the Common Stock sold in such offering is equal to or in excess of $1 per share. During fiscal 2017, one holder of shares of Preferred Stock voluntarily converted their Preferred shares into shares of Common Stock. So long as any shares of Series A Preferred Stock are outstanding, the Company is prohibited from declaring dividends or other distributions related to its Common Stock or purchasing, redeeming or otherwise acquiring any of the Common Stock.

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

Equity Compensation Plan Information

The following table contains information regarding Procyon’s equity compensation plans as of June 30, 2017. The Company maintains one equity compensation plan, Procyon Corporation 2009 Stock Option Plan (the "2009 Option Plan"), which was approved by our shareholders in December 2009. Our 1998 Omnibus Stock Option plan (the “1998 Option Plan”) expired by its own terms in December 2008. No additional options may be issued under the 1998 Option Plan, and none remain outstanding.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders: 2009 Option Plan	65,000.17		500,000 shares of Common Stock for Non-Qualified Stock Options (250,000 of which have been issued) and Stock Appreciation Rights and 500,000 shares of Common Stock for Incentive Stock Options
Equity compensation plans not approved by security holders	-	-
Total	65,000.17		500,000 shares of Common Stock for Non-Qualified Stock Options (250,000 of which have been issued) and Stock Appreciation Rights and 500,000 shares of Common Stock for Incentive Stock Options

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Our business in general is subject to certain risks including but not limited to the following

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

-we currently sell approximately 17% of our products to two customers; the loss of those customers would have a material adverse effect upon our financial position and results of operations;

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

Deferred Income Taxes

Deferred income taxes are recognized for the expected tax consequences in future years for differences between the tax bases of assets and liabilities and their financial reporting amounts, based upon exacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. The Company accounts for income taxes under Topic 740 - Income Tax in the Accounting Standards Codification. A valuation allowance is used to reduce deferred tax assets to the net amount expected to be recovered in future periods. The estimates for deferred tax assets and the corresponding valuation allowance require us to exercise complex judgments. We periodically review and adjust those estimates based upon the most current information available. We did not have a valuation allowance as of June 30, 2017. Because the recoverability of deferred tax assets is directly dependent upon future operating results, actual recoverability of deferred tax assets may differ materially from our estimates.

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

Revenue from Contracts with Customers (Topic 606)

    In May 2014, the FASB issued a new standard related to revenue recognition. Under the new standard, recognition of revenue occurs when a customer obtains control of promised goods or services in an amount that reflects the consideration to which the entity expects to receive in exchange for those goods or services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The new standard will be effective for the Company beginning July 1, 2018 and early adoption is not permitted. We are currently evaluating the impact this standard will have on our consolidated financial statements.

Stock Based Compensation

Stock based compensation is accounted for in accordance with Topic 718 - Compensation - Stock Compensation in the Accounting Standards Codification. All share-based payments to employees, including grants of employee stock options, are to be recognized in the statement of operations based upon their fair values and rescinds the acceptance of pro forma disclosure.

Recent Developments

Three voluntary product recalls initiated in 2104-2016 were closed in fiscal 2017. Amerx corrected the issues involved with the recalls, absorbed the financial impact of the recalls in 2015-2016 and re-established sales with the majority of customers affected.

General

Our continuing operations and revenues consist of the operations of and revenues generated by Amerx, our wholly-owned subsidiary. Amerx skin and wound care products, marketed under the trademark AMERIGEL® and containing the proprietary ingredient OAKIN®, promote wound healing and healthy skin through moderately priced products for treatment of problematic skin and wound conditions.

Amerx markets AMERIGEL®, HELIX3®, AMERX wound care products and EXTREMIT-EASE® compression garments to institutional customers such as hospitals, wound care clinics, skilled nursing facilities, home health agencies and to physicians and other health care practitioners. AMERIGEL® products are also marketed to retail customers through direct sales, internet sales and through independent and retail chain drug stores and to physicians and other health care practitioners.

Amerx’s products are distributed to institutions and to retail stores through national, regional and local distributors as well as through direct sales and internet sales. As Amerx grows, more focus is being placed on distributor sales over direct sales.

Future Expectations

Amerx expects to further penetrate the health care market through its participation in industry trade shows, advertisements in trade journals, development of additional distributor relationships and by opening new geographical territories (including international markets). Amerx management seeks to develop additional markets as the AMERIGEL®, HELIX3®, AMERX and EXTREMIT-EASE® product lines gain broader acceptance in markets involved in advanced wound and skin care. Amerx management also seeks to develop new products to be released as soon as practicable.

Results of Operations

Comparison of Fiscal 2017 and 2016.

During fiscal 2017 and 2016, our results of operations related solely to the operations of Amerx. Net sales during fiscal 2017 were approximately $4,012,000 as compared to approximately $3,449,000 in fiscal 2016, an increase of approximately $563,000, or 16%. Sales grew through continued sales of core brands combined with growth in new product brand sales.

Cost of sales were approximately $1,263,000 in fiscal 2017, as compared to approximately $1,030,000 in fiscal 2016, an increase of approximately $233,000 or 23%. Cost of sales in fiscal 2017, as a percentage of net sales, increased approximately 1% to 31%.

Gross profit increased to approximately $2,750,000 during fiscal 2017, as compared to approximately $2,419,000 during fiscal 2016, an increase of about $331,000, or 14%. As a percentage of net sales, gross profit was approximately 69% in fiscal 2017 as compared to 70% in fiscal 2016.

Operating expenses during fiscal 2017 were approximately $2,720,000, consisting of approximately $1,567,000 in salaries and benefits and $1,153,000 in selling, general and administrative expenses. Operating expenses in fiscal 2016 were approximately $2,522,000 and consisted of approximately $1,455,000 in salaries and benefits and approximately $1,067,000 in selling, general and administrative expenses. This represents an increase in expenses of approximately $198,000 in fiscal 2017 over the operating expenses in fiscal 2016. As a percentage of net sales, operating expenses during fiscal 2017 were 68% as compared to 73% during fiscal 2016; as net sales increased approximately $563,000 for the year on an approximately $198,000 increase in expenses. Salaries and Benefits increased with the implementation and accrual of Sales Incentive and Profit incentive plans and the addition of a full time management employee responsible for FDA compliance. Selling, General and Administrative expenses increased slightly due to cost associated general business activities.

Income from operations finished at approximately $30,000 in 2017, as compared to approximately $104,000 loss in fiscal 2016. Income before income taxes finished at approximately $29,000 in 2017, as compared to income of approximately $190,000 in 2016. Net income (after dividend requirements for Preferred Shares) was approximately $26,000 during fiscal 2017, compared to approximately $90,000 during fiscal 2016. The Company also recorded approximately $17,000 of income tax expense when determining the net income available to common shares in fiscal 2017. Although sales increased in fiscal 2017, net income before income taxes declined from fiscal 2016 net sales as a result of increased cost of sales and operating expenses without the benefit of additional proceeds from the sale of an asset as occurred in 2016.

The decrease in net income before income taxes was attributable increase in sales as well, however this was offset by lack of proceeds received from the sale of one of the Company’s 510(k) Notification and Clearance which was not being utilized by the Company.

As of June 30, 2017, the Company had deferred tax asset of $663,738, consisting primarily of the tax benefit of net operating loss carryforwards. Management still believes it is more likely than not that it will realize the benefit of the NOL carryforward, despite the set back from this fiscal year as sales continue to trend upward. Therefore, a valuation allowance is not considered necessary.

Liquidity and Capital Resources

Historically, we have financed our operations through revenues from operations. As of June 30, 2017, our principal sources of liquidity included inventories of approximately $577,000, net accounts receivable of approximately $392,000, cash of approximately $173,000, and certificates of deposit of approximately $214,000. We had net working capital of approximately $1,151,000 at June 30, 2017.

Operating activities provided cash of approximately $200,000 during fiscal 2017, and approximately $19,000 during fiscal 2016, consisting primarily of an increase in accounts receivable of $148,000 in fiscal 2017 and a decrease in inventory of $254,000 in fiscal 2016. Cash provided by investing activities during fiscal 2017 was approximately $43,000 as compared to cash used in fiscal 2016 of approximately $207,000, respectively. Cash used in financing activities during fiscal 2017 was $129,000 and provided by $43,000 during fiscal 2016.

During fiscal 2017, one holder of shares of Preferred Stock converted their shares to Common Stock.

Commitments of Capital Expenditures

At June 30, 2017, the Company had no commitments for capital expenditures.

Off-Balance Sheet Arrangements

During fiscal years 2017 and 2016, we did not have any relationships or arrangements with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated financial statements as of June 30, 2017, and 2016 were audited by Ferlita, Walsh, Gonzalez and Rodriguez, P.A., the Company’s independent auditors, as indicated in their report included appearing at page F-1.

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

     The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2017. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework, Guidance for Smaller Public Companies. Our assessment based on those criteria concludes that, as of June 30, 2017, the Company’s internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with Generally Accepted Accounting Principles (“GAAP”) rules as more fully described below. This was due to a deficiency that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be a material weakness. The matter involving internal controls and procedures that the Company’s management considers to be a material weakness under the standards of the Public Company Accounting Oversight Board in fiscal 2017 is inadequate segregation of duties consistent with control objectives. Management believes that this material weakness did not have an adverse effect on the Company’s financial results reported herein. We believe that this material weakness will be remedied with growth of the company in the future and hiring of additional personnel.

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

ITEM 9B.      OTHER INFORMATION

PART III

ITEM 10.      DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

		Capacities in	Director
NAME	Age	Which Served	Since

Regina W. Anderson	70	Chief Executive Officer, and	2005
		Chairman of the Board
Fred W. Suggs, Jr.	70	Director	1995
James B. Anderson	47	Director, Chief Financial Officer;
		Vice President - Operations, Amerx
		Health Care Corp.	2006
Justice W. Anderson	40	Director, Vice President Sales & Marketing; President,
		Vice President Marketing, Amerx Health Care Corp.	2006
Michael T. Foley	79	Director	2006
Joseph R. Treshler	64	Director	2013
Dr. Paul E. Kudelko, Sr.	77	Director	2013
George O. Borak	56	Vice President - Sales, Amerx Health Care Corp.

Regina Anderson. Ms. Anderson has served as Chairman of the Board of Directors since September 2005, and as our Chief Executive Officer since November 2005. Ms. Anderson has 35 years experience in the medical field and 29 years of management experience. Ms. Anderson worked at Health South Rehabilitation Hospital for ten years as Outpatient Director, in charge of the main outpatient center plus four satellite offices. Prior to her work at HealthSouth, Regina was Vice-President of Operations at Stuffit Direct Marketing Company from 1980 through 1989. Regina received her Masters Degree from Kansas State University in 1970.

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

George O. Borak. George O. Borak Mr. Borak joined Amerx Health Care as Vice President of Sales in June of 2012. Mr. Borak has 33 years of experience in the medical field and 22 years in sales management. Most recently, he was Vice President of Sales and Marketing for Darco International where his duties included managing Sales, Marketing, Customer Service, OEM and International Sales. Prior to that he was in sales and sales management for several orthopedic companies. Mr. Borak earned his Bachelors of Science degree in Marketing Management from Youngstown State University in 1983, while working as a clinician in the Emergency and Orthopedic Departments of a local hospital.

Compliance with Section 16(a) of the Exchange Act

Under the securities laws of the United States, our directors, executive officers, and any persons holding more than ten percent of our Common Stock are required to report their initial ownership of the Company’s Common Stock and any subsequent changes in that ownership to the Securities and Exchange Commission and the Company. Specific due dates for these reports have been established and we are required to disclose any failure to file, or late filing, of such reports. Based solely on our review of the reports and amendments thereto furnished to the Company and written representations that all reports that were required to be filed in fiscal 2017, our officers, directors and beneficial owners of more than ten percent of its Common Stock complied with all Section 16(a) filing requirements.

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

     The Company also formed an Ethics Committee of the board members in 2004. The members are Messrs. Suggs (Chairman) and Kudelko. The charter for the ethics committee may be viewed on the company website (www.procyoncorp.com). The function of the Ethics Committee is to oversee officers, directors and employees in conducting business on behalf of the Company in an honest and ethical manner. The Ethics Committee is responsible for monitoring and reporting any possible violations of the Code of Ethics to the Board of Directors.

The Company does not have a Nominating Committee. However, the entire board of directors, which is comprised of a majority of independent directors, performs the function of a nominating committee. There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors.

In fiscal 2017, the Board of Directors held eleven formal meetings. A majority of directors attended each meeting in person or by telephone. The Compensation Committee held seven meetings during fiscal 2017. The Audit Committee held three meetings during fiscal 2017 The Ethics Committee held two meeting during fiscal 2017.

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

ITEM 11.      EXECUTIVE COMPENSATION.

Summary Compensation Table. The following table sets forth compensation information for the two fiscal years ended June 30, 2017 and 2016 of the Company’s Chief Executive Officer, Chief Financial Officer, the President and Vice President of Sales of our subsidiary, Amerx Health Care Corp. (the “Named Executive Officers”). Elements of compensation for our Named Executive Officers include salary, discretionary cash bonuses, stock option awards and other prerequisites and benefits. We do not have a pension plan and do not offer non-qualified deferred compensation arrangements.

Name and Principal Position	Year	Salary($)	Bonus($)	Option Awards($)	Non-equity incentive plan compensation($)(3)	All Other Compensation($)	Total($)
Regina W. Anderson,	2017	$161,821	$0	$ 0	$2,904	$0	$164,725
President, Chief Executive Officer	2016	$158,772	$0	$ 0	$9,785	$0	$168,557
Justice W. Anderson,	2017	$214,043	$30,980	$ 4,745(2)	$15,819	$0	$265,587
President (Amerx )	2016	$214,043	$40,944	$ 5,140(1)	$21,919	$0	$282,046
James B. Anderson,	2017	$151,233	$0	$ 0	$15,819	$0	$167,052
Chief Financial Officer, Vice Pres. of Operations (Amerx )	2016	$128,985	$0	$ 0	$21,919	$0	$150,904
George O. Borak,	2017	$149,995	$23,939	$ 0	$5,273	$0	$179,207
Vice Pres. Of Sales (Amerx )	2016	$148,994	$29,002	$ 0	$7,306	$0	$186,302

1. Aggregate grant date fair value. 40,000 options granted with $0.15 exercise price.

    2. Aggregate grant date fair value. 25,000 options granted with $0.19 exercise price.

    3. Profit sharing earned in fiscal 2016/2017 respectively, but paid on or about October 1, 2016/2017 respectively.

Narrative Disclosure to Summary Compensation Table

Named Executive Officer's Employment Contracts

Regina W. Anderson, our Chief Executive Officer, entered into a Restated and Amended Executive Employment Agreement, effective July 1, 2017, with Procyon. The Agreement provides for a base annual salary of $158,000 and other benefits, including certain short-term and long-term incentive bonus compensation based upon the Company achieving certain financial goals for net profit. Ms. Anderson's Agreement calls for a term of six months, but may be terminated by either party, with or without cause, upon thirty days’ written notice.

     Justice W. Anderson, the President of Amerx, entered into a Restated and Amended Executive Employment Agreement with the Company and Amerx effective July 1, 2017. The Agreement provides for a base annual salary of $210,000 and other benefits, including certain short-term and long-term incentive bonus compensation based upon Amerx achieving certain financial goals for sales and net profit. Mr. Anderson's Agreement calls for a term of one year, but may be terminated by either party, with or without cause, upon thirty days’ written notice.

James B. Anderson, the Vice President of Operations of Amerx and the Company's Chief Financial Officer, entered into a Restated and Amended Executive Employment Agreement with Procyon and Amerx effective July 1, 2017. The Agreement provides for an annual base salary of $150,000 and other benefits, including short-term and long-term incentive bonus compensation based upon Amerx achieving certain operational and financial goals. Mr. Anderson's Agreement calls for a term of one year, but may be terminated by either party, with or without cause, upon thirty days’ written notice.

We entered into a Restated and Amended Executive Employment Agreement with George Borak effective July 1, 2017 to serve as Amerx's Vice President - Sales for a base annual salary of $160,000 plus certain incentive and other benefits, including a growth incentive providing for the payment of a certain incentive bonus based upon specified increases in sales over the previous year.

Outstanding Equity Awards

An Agreement to grant 40,000 Options to purchase common stock was executed and delivered to Justice Anderson, pursuant to his executive employment agreement, on September 27, 2016, but with a grant date of June 30, 2016.

An Agreement to grant 25,000 Options to purchase common stock was executed and delivered to Justice Anderson, pursuant to his executive employment agreement, on August 23, 2017, but with a grant date of June 30, 2017.

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

The Board of Directors has authorized the issuance of 500,000 shares of common stock to underlie the granting of Incentive Stock Options and 500,000 shares of common stock to underlie the granting of Non-Qualified Stock Options and SARs under the 2009 Option Plan. The Board issued 250,000 shares of common stock to underlie Non-Qualified Stock Options on September 27, 2016, effective on June 30, 2016. As of June 30, 2017, 65,000 Options to purchase common stock were awarded to Justice Anderson, pursuant to the terms of his employment agreements, effective October 1, 2015 and July 1, 2016, respectively. The 1,000,000 shares of common stock that have been reserved for the 2009 Option Plan (250,000 recently issued for Non-Qualified Stock Options) have not been registered under the Securities Act of 1933. We have no present plans to register such shares.

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

Non-Qualified Stock Options granted under the 2009 Option Plan many have a term of not more than ten years from the date of grant. The exercise price must be not less than 100% of the fair market value of the underlying common stock on the date of grant. Incentive Stock Options can be granted under the 2009 Option Plan for a term not exceeding ten years, except for Ten Percent Owners of our common stock, as defined in the Plan, for whom the maximum option term is five years. Incentive Stock Options are granted with an exercise price of not less than 100% of the fair market value of the underlying common stock on the date of grant. However, for Incentive Stock Options owned by Ten Percent Owners, the exercise price must be 110% of the Fair Market Value of the underlying stock on the date of grant.

ITEM 12.              SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS, MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information regarding beneficial ownership of our Common Stock as of October 5, 2017 by (i) each person known by the Company to own beneficially more than 5% of the outstanding Common Stock, (ii) each director or director nominee, and (iii) all executive officers and directors as a group. Each person has sole voting and sole investment or dispositive power with respect to the shares shown except as noted. As to the Company's preferred stock, as of October 5, 2017 no officer or director of the company owned any preferred shares. In addition, no individual shareholder beneficially owned more than 5% of the Company's preferred shares.

Common Shareholdings on October 5, 2017
		Number of		Percent of
Name and Address	(3)	Shares		Class (%)
Regina W. Anderson		78,060		1.0
Fred W. Suggs	(l)	100,000		1.2
James B. Anderson		81,000	(5)	1.0
Justice W. Anderson	(4)	3,490,500		43.2
Michael T. Foley	(2)	222,945	(6)	2.8
Joseph R. Treshler	(1)(2)	0		*
Paul E. Kudelko		0		*
George O. Borak		100,092		1.2
All directors and officers as a group (eight persons)		4,072,597		50.0
Roy M. Speer Foundation, 2535 Success Dr., Odessa, FL 33556		1,600,000		19.9

* Less than 1%

(1)	Member of the Compensation Committee.
(2)	Member of the Audit Committee.
(3)	Except as noted above, the address for all persons listed is 1300 S. Highland Ave, Clearwater, Florida 33756
(4)	Mr. Anderson beneficially owns 3,350,500 shares of common stock as Trustee of the John C. Anderson Trust in accordance with Mr. Anderson's will. He also owns of record 73,000 shares of common stock.
(5)	Includes 10,000 shares in joint name with his wife.
(6)	Includes 17,945 shares of common stock owned of record by Mr. Foley’s wife’s trust, of which shares Mr. Foley disclaims beneficial ownership.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Other than transactions described below, since July 1, 2016, there has not been, nor is there currently proposed, any transaction or series of similar transactions to which we were or will be a party:

·	in which the amount involved exceeds $120,000; and,
·	in which any director, nominee for director, executive officer, shareholder which beneficially owns five percent or more of our common stock or any member of their immediate family members, had or will have a direct or indirect material interest.

Regina W. Anderson, our Chairman and Chief Executive Officer, personally guaranteed the $250,000 line of credit of which $0 and $125,000 was drawn out at June 30, 2017 and 2016, respectively.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees. In fiscal 2017, the Company paid to its independent accountants $52,500 in fees related directly to the audit and review of the Company’s financial statements. In fiscal 2016, the Company paid to its independent accountants $54,600 in fees related directly to the audit and review of the Company’s financial statements.

Audit-Related Fees. The Company’s independent accountants performed no other audit-related services for the Company during fiscal 2017 and 2016, other than the audit services described above.

Tax Fees: In fiscal 2017, the Company paid to its independent accountants $2,000 in fees related directly to tax preparations. In fiscal 2016, the Company paid to its independent accountants $2,000 in fees related directly to tax preparations.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) Exhibits

1.	The financial statements filed herewith are listed in the Index to Financial Statements included in Item 7.

Exhibit No.		Document
*	3.1	Articles of Incorporation
+	3.1.1	Articles of Amendment to Articles of Incorporation
*	3.2	Bylaws
+	4.1	Designation of Series A Preferred Stock
&	10.1	Procyon Corporation 2009 Stock Option Plan
/	10.3	Promissory Note dated July 21, 2006
/	10.4	Mortgage dated July 21, 2006
+	10.5	Loan and Security Agreement, dated as of January 1, 1995, by and between the Company and Amerx Health Care Corp., including Promissory Notes issued there under.
o	10.6	Agreement and Plan of Exchange, dated January 31, 1996, by and between the Company and Amerx.
**	10.7	Asset Purchase Agreement between Sirius Medical Supply, Inc. and Priority Diabetes Supply, Inc., effective July 31, 2009.
//	10.9	Restated and Amended Executive Employment Agreement effective July 1, 2017 - Justice W. Anderson
//	10.10	Restated and Amended Executive Employment Agreement effective July 1, 2017 - James B. Anderson
//	10.11	Restated and Amended Executive Employment Agreement effective July 1, 2017 - Regina W. Anderson
//	10.12	Restated and Amended Executive Employment Agreement effective July 1, 2017 - George Borak
++	14.1	Code of Ethics for Senior Financial Officers.
x	31.1	Certification of Regina W. Anderson pursuant to Exchange Act Rule 13a-14(a)/15d-14(a)
x	31.2	Certification of James B. Anderson pursuant to Exchange Act Rule 13a-14(a)/15d-14(a)
x	32.1	Certification Pursuant to 18 U.S.C. § 1350, as Adopted Pursuant to Section906 of the Sarbanes-Oxley Act Of 2002

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

// Incorporated by reference to the Company’s Form 8-K filed on or about August 23, 2017.

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

Date: October 11, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the registrant and in the capacities and on the dates indicated have signed this report below.

Signature	Title	Date

/s/ Regina W. Anderson	Chief Executive Officer,	October 11, 2017
Regina W. Anderson	President

/s/ James B. Anderson	Chief Financial Officer	October 11, 2017
James B. Anderson	President (Sirius) and Director

/s/ Justice W. Anderson	President (Amerx) and Director	October 11, 2017
Justice W. Anderson

/s/ Michael T. Foley	Director	October 11, 2017
Michael T. Foley

/s/ Fred W. Suggs, Jr.	Director	October 10, 2017
Fred W. Suggs, Jr.

/s/ Joseph R. Treshler	Director	October 11, 2017
Joseph R. Treshler

/s/ Paul Kudelko	Director	October 11, 2017
Paul Kudelko

EXHIBIT INDEX

Exhibit No.	Document	Item No.

* 3.1	Articles of Incorporation	3
+ 3.1.1	Articles of Amendment to Articles of Incorporation	3
* 3.2	Bylaws	3
+ 4.1	Designation of Series A Preferred Stock	4
&10.1	Procyon Corporation 2009 Stock Option Plan
- 10.2	Office Lease dated September 23, 2003
/ 10.3	Promissory Note dated July 21, 2006
/ 10.4	Mortgage dated July 21, 2006
+10.5	Loan and Security Agreement, dated as of January 1, 1995, by and between the Company and Amerx Health Care Corp., including Promissory Notes issued there under.	10
o 10.6	Agreement and Plan of Exchange, dated January 31, 1996, by and between the Company and Amerx.
**10.7	Asset Purchase Agreement between Sirius Medical Supply, Inc. and Priority Diabetes Supply, Inc., effective July 31, 2009.
//10.9	Restated and Amended Executive Executive Employment Agreement effective July 1, 2017 - Justice W. Anderson
//10.10	Restated and Amended Executive Executive Employment Agreement effective July 1, 2017 - James B. Anderson

//10.11	Restated and Amended Executive Executive Employment Agreement effective July 1, 2017 - Regina W. Anderson
//10.12	Restated and Amended Executive Executive Employment Agreement effective July 1, 2017 - George Borak
++14.1	Code of Ethics for Senior Financial Officers.
x 31.1	Certification of Regina W. Anderson pursuant to Exchange Act Rule 13a-14(a)/15d-14(a)	31
x 31.2	Certification of James B. Anderson pursuant to Exchange Act Rule 13a-14(a)/15d-14(a)	31
x 32.1	Certification Pursuant to 18 U.S.C. § 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002	32

*	Incorporated by reference to the Company’s Registration Statement on Form S-1, S.E.C. File No.33-13273.
+	Incorporated by reference to the Company’s Form 10-KSB for the fiscal year ended June 30, 1995.
o	Incorporated by reference to the Company’s Form 8-K filed on or about February 2, 1996.
/	Incorporated by reference to the Company’s Form 8-K filed on or about August 8, 2006.
-	Incorporated by reference to the Company’s Form 10-QSB for the period ending September 30, 2003.
++	Incorporated by reference to the Company’s Schedule 14A filed on or about October 15, 2004.
**	Incorporated by reference to the Company’s Form 8-K filed on or about August 3, 2009.
x	Filed herewith.
&	Incorporated by reference to the Company’s Schedule 14A filed on or about November 9, 2009.
#	Incorporated by reference to the Company’s Form 8-K filed on or about July 2, 2012.
//	Incorporated by reference to the Company’s Form 8-K filed on or about August 23, 2017.
##	Incorporated by reference to the Company’s Form 8-K filed on or about December 17, 2012.

PROCYON CORPORATION AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
Years Ended June 30, 2017 and 201 6

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders of

Procyon Corporation and Subsidiaries

We have audited the accompanying consolidated balance sheets of Procyon Corporation and Subsidiaries as of June 30, 2017 and 2016 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended June 30, 2017. Procyon Corporation and Subsidiaries’ management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Procyon Corporation and Subsidiaries as of June 30, 2017 and 2016 and the results of its operations and its cash flows for each of the years in the two-year period ended June 30, 2017, in conformity with accounting principles generally accepted in the United States of America.

FERLITA, WALSH, GONZALEZ & RODRIGUEZ, P.A.

Certified Public Accountants

Tampa, Florida

October 9, 2017

F - 1

PROCYON CORPORATION & SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
June 30, 2017 and 2016

	2017	2016
ASSETS

CURRENT ASSETS
Cash	$173,173	$59,173
Certificates of Deposit, plus accrued interest	102,141	151,995
Accounts Receivable, less allowance for doubtful	391,539	538,202
accounts of $1,001 and $2,665 respectively
Other Receivables	—	150,000
Inventories	506,719	688,691
Prepaid Expenses	175,206	165,207
Deferred Tax Asset	242,841	128,529
TOTAL CURRENT ASSETS	1,591,619	1,881,797

CERTIFICATES OF DEPOSIT, PLUS ACCRUED INTEREST	111,669	140,563

PROPERTY AND EQUIPMENT, NET	513,779	540,603

OTHER ASSETS
Deposits	4,192	4,192
Inventories	70,655
Intangible Asset	17,000	—
Deferred Tax Asset	420,897	551,817
	512,744	556,009

TOTAL ASSETS	$2,729,811	$3,118,972

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts Payable	$120,584	$358,177
Capital Lease Liability	3,788	3,788
Line of Credit	—	125,000
Accrued Expenses	315,829	355,732
TOTAL CURRENT LIABILITIES	440,201	842,697

CAPITAL LEASE LIABILITY	2,110	5,898

TOTAL LIABILITIES	442,311	848,595

COMMITMENTS AND CONTINGENCIES (NOTE I)	—	—

STOCKHOLDERS' EQUITY
Preferred Stock, 496,000,000 shares	—	—
authorized, none issued.
Series A Cumulative Convertible Preferred Stock,	136,860	149,950
no par value; 4,000,000 shares authorized;
177,100 and 194,100 shares issued and outstanding, respectively.
Common Stock, no par value, 80,000,000 shares	4,434,766	4,421,676
authorized; 8,077,388 and 8,060,388 shares issued and
outstanding, respectively.
Paid-in Capital	15,885	11,140
Accumulated Deficit	(2,300,011)	(2,312,389)
TOTAL STOCKHOLDERS' EQUITY	2,287,500	2,270,377

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,729,811	$3,118,972

The accompanying notes are an integral part of these financial statements.

F - 2

PROCYON CORPORATION & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended June 30, 2017 and 2016

	2017	2016

NET SALES	$ 4,012,419	$ 3,449,151

COST OF SALES	1,262,626	1,030,458

GROSS PROFIT	2,749,793	2,418,693

OPERATING EXPENSES
Salaries and Benefits	1,567,049	1,455,076
Selling, General and Administrative	1,152,780	1,067,189
	2,719,829	2,522,265

INCOME / (LOSS) FROM OPERATIONS	29,964	(103,572)

OTHER INCOME (EXPENSE)
Gain on Sale of Notification and Clearance	-	300,000
(Loss) on Disposal of Assets	-	(3,195)
Interest Expense	(2,846)	(4,466)
Interest Income	1,868	1,403
	(978)	293,742

INCOME BEFORE INCOME TAXES	28,986	190,170

INCOME TAX EXPENSE	(16,608)	(80,601)

NET INCOME	12,378	109,569

Dividend requirements on preferred stock	13,315	(19,410)

Basic net income (loss) available to common shares	$ 25,693	$ 90,159

Basic net income (loss) per common share	$ 0.00	$ 0.01

Weighted average number of common shares outstanding	8,062,536	8,060,388

Diluted net income (loss) per common share	$ 0.00	$ 0.01

Weighted average number of common shares outstanding, diluted	8,279,704	8,254,598

The accompanying notes are an integral part of these consolidated financial statements.

F - 3

PROCYON CORPORATION & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
Years Ended June 30, 2017 and 2016

	Preferred Stock		Common Stock		Paid-In	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equtiy

Balance, June 30, 2015	194,100	$149,950	8,060,388	$4,421,676	$6,000	$(2,421,958)	$2,155,668

Stock Options Issued	-	-	-	-	5,140	-	5,140

Net Income	-	-	-	-	-	109,569	109,569

Balance, June 30, 2016	194,100	$149,950	8,060,388	$4,421,676	$11,140	$(2,312,389)	$2,270,377

Stock Options Issued	-	-	-	-	4,745	-	4,745

Preferred Stock Converted to Common	(17,000)	(13,090)	17,000	13,090	-	-	-

Net Income	-	-	-	-	-	12,378	12,378

Balance, June 30, 2017	177,100	$136,860	8,077,388	$4,434,766	$15,885	$(2,300,011)	$2,287,500

The accompanying notes are an integral part of these consolidated financial statements

F - 4

PROCYON CORPORATION & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended June 30, 2017 and 2016

	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES

Net Income	$ 12,378	$ 109,569
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	45,681	37,706
Loss on Disposal of Assets	-	3,195
(Decrease) Increase in Allowance for Doubtful Accounts	(1,664)	(11,740)
Deferred Income Taxes	16,608	80,601
Accrued Interest on Certificates of Deposit	(336)	(1,099)
Stock Based Compensation	4,745	5,140
Decrease (increase) in:
Accounts Receivable	148,327	(266,385)
Other Receivables	150,000	(150,000)
Inventory	111,317	(254,215)
Prepaid Expenses	(9,999)	32,762
Increase (decrease) in:
Accounts Payable	(237,594)	236,819
Accrued Expenses	(39,903)	196,329
NET CASH PROVIDED BY OPERATING ACTIVITIES	199,560	18,682

CASH FLOW FROM INVESTING ACTIVITIES
Purchase of Certificate of Deposit	-	(190,000)
Redemption of Certificate of Deposit	79,084	56,213
Acquisition of Intangible Asset	(17,000)	-
Purchase of Property & Equipment	(18,856)	(73,271)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	43,228	(207,058)

CASH FLOW FROM FINANCING ACTIVITIES
Payments on Capital Lease	(3,788)	(1,678)
Proceeds from Line of Credit	70,000	110,000
Repayment of Line of Credit	(195,000)	(65,000)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(128,788)	43,322

NET CHANGE IN CASH	114,000	(145,054)

CASH AT BEGINNING OF THE YEAR	59,173	204,227

CASH AT END OF THE YEAR	$ 173,173	$ 59,173

SUPPLEMENTAL DISCLOSURES
Interest Paid	$ 2,846	$ 4,466
Taxes Paid	$ -	$ -

NONCASH TRANSACTION DISCLOSURES
Capital Lease Obligation on New Equipment	$ -	$ 11,364

The accompanying notes are an integral part of these consolidated financial statements.

F - 5

PROCYON CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Activity

Procyon Corporation has two wholly-owned subsidiaries, Amerx Health Care Corp. (Amerx) and Sirius Medical Supply, Inc. (Sirius). Amerx manufactures and markets wound and skin care products primarily in the United States whereas Sirius previously marketed diabetic supplies primarily to Medicare patients in the United States. As previously reported, in July 2009, we sold substantially all of the assets of Sirius to a third party, such that, as of July 31, 2009, Sirius no longer has any material operations. Management is considering various options for the future direction of Sirius.

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

Concentration of Credit Risk

The Company maintains its cash at various financial institutions. All noninterest-bearing transaction accounts are fully insured by the Federal Deposit Insurance Corporation, regardless of the balance of the account, at all insured institutions. At June 30, 2017 and 2016, our uninsured cash balance was $0.

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

F - 6

Revenue from Contracts with Customers (Topic 606)

In May 2014, the FASB issued a new standard related to revenue recognition. Under the new standard, recognition of revenue occurs when a customer obtains control of promised goods or services in an amount that reflects the consideration to which the entity expects to receive in exchange for those goods or services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The new standard will be effective for the Company beginning July 1, 2018 and early adoption is not permitted. We are currently evaluating the impact this standard will have on our consolidated financial statements.

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

The valuation of accounts receivable is based upon the credit-worthiness of customers as well as historical collection experience. Estimating the credit worthiness of customers and recoverability of customer accounts requires us to exercise considerable judgment. Allowances for doubtful accounts are recorded as a selling, general and administrative expense for estimated amounts expected to be uncollectible from third-party payers and customers. The Company bases its estimates on its historical collection and write-off experience, current trends, credit policy, and on analysis of accounts receivable by aging category. As of June 30, 2017 and 2016, accounts receivable allowance was approximately $1,000 and $2,700, or less than 1% and 1% respectively of gross accounts receivable.

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

Intangible Asset

During the year ended June 30, 2017, the Company acquired the formulation of its care lotion from its manufacturer. The Company is currently evaluating the useful life of this asset.

F - 7

Deferred Income Taxes

Deferred income taxes are recognized for the expected tax consequences in future years for differences between the tax bases of assets and liabilities and their financial reporting amounts, based upon exacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. The Company accounts for income taxes under Topic 740 - Income Tax in the Accounting Standards Codification. A valuation allowance is used to reduce deferred tax assets to the net amount expected to be recovered in future periods. The estimates for deferred tax assets and the corresponding valuation allowance require us to exercise complex judgments. We periodically review and adjust those estimates based upon the most current information available. We did not have a valuation allowance as of June 30, 2017 and 2016. Because the recoverability of deferred tax assets is directly dependent upon future operating results, actual recover ability of deferred tax assets may differ materially from our estimates.

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

Shipping and Handling Costs

Shipping and handling costs incurred were approximately $93,000 and $92,000 for the years ended June 30, 2017, and 2016, respectively, and were included in selling, general and administrative expenses.

Advertising and Marketing

The Company records advertising and marketing expenses in the periods in which they are incurred. During the years ended June 30, 2017 and 2016, approximately $478,000 and $451,000, of advertising and marketing costs were included in selling, general and administrative expenses for each respective year.

Stock Based Compensation

The Company maintains the Procyon Corporation 2009 Stock Option Plan (the "2009 Option Plan"). The 2009 Option Plan was approved by the Company's shareholders on December 8, 2009 and will expire on December 8, 2019.

F - 8

The 2009 Option Plan provides for the granting of incentive stock options, non-qualified stock options, and stock appreciation rights ("SARs") to eligible officers, directors, employees and consultants of the Company and its subsidiaries. The 2009 Option Plan is administered by the Compensation Committee. The Board of Directors has authorized the issuance of 500,000 shares of common stock to underlie the granting of incentive stock options and 500,000 shares of common stock to underlie the granting of non-qualified stock options and SARs under the 2009 Option Plan. The Board issued 250,000 shares of common stock to underlie Non-Qualified Stock Options, on September 27, 2016, effective June 30, 2016. However, 40,000 Options to purchase common stock were awarded to Justice Anderson pursuant to his employment agreement effective July 1, 2016 and 25,000 Options to purchase common stock were awarded to Justice Anderson pursuant to his employment agreement effective July 1, 2017. As of June 30, 2017, no other stock options or other awards have been granted under the 2009 Option Plan. The 1,000,000 shares of common stock that have been reserved for the 2009 Option Plan (250,000 recently issued for Non-Qualified Stock Options) have not been registered under the Securities Act of 1933.

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

Non-Qualified Stock Options granted under the 2009 Option Plan many have a term of not more than ten years from the date of grant. The exercise price must be not less than 100% of the fair market value of the underlying common stock on the date of grant. Incentive Stock Options can be granted under the 2009 Option Plan for a term not exceeding ten years, except for Ten Percent Owners of our common stock, as defined in the Plan, for whom the maximum option term is five years. Incentive Stock Options are granted with an exercise price of not less than 100% of the fair market value of the underlying common stock on the date of grant. However, for Incentive Stock Options owned by Ten Percent Owners, the exercise price must be 110% of the Fair Market Value of the underlying stock on the date of grant.

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

F - 9

Agreements to grant 40,000 and 25,000 Options to purchase common stock were executed and delivered to Justice Anderson, pursuant to his executive employment agreements, on September 27, 2016 and August 23, 2017, respectively, but with grant dates of June 30, 2016 and June 30, 2017, respectively. Equity instruments issued to non-employees in exchange for goods, fees and services are accounted for under the fair value-based method of Accounting Standards Codification Topic 718 - Compensation - Stock Compensation (“Topic 718").

Additional information with respect to stock option activity is as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at June 30, 2016	40,000	$0.15
Granted	25,000	$0.19
Exercised	—	$—
Cancelled	—	$—
Outstanding at June 30, 2017	65,000	$0.15
Options exercisable at June 30, 2016	40,000	$0.19
Options exercisable at June 30, 2017	65,000	$0.17

 Net Income Per Common Share

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

Subsequent Events

We have evaluated subsequent events through October 9, 2017, which is the date the financial statements were available to be issued.

Note B - OTHER RECEIVABLES

Other receivables at June 30, 2016 in the amount of $150,000 was the result of the Company selling a notification and clearance it held during the fiscal year ended June 30, 2016 for $300,000 that was not being utilized (510k Clearance). The entire amount was received by June 30, 2017.

F - 10

NOTE C - INVENTORIES

Inventories consisted of the following:

	June 30, 2017	June 30, 2016
Finished Goods	$384,350	$460,166
Raw Materials	193,024	228,525
	$577,374	$688,691

At June 30, 2017, $70,655 of our inventory was considered non-current as it will not be used within a one year period.

NOTE D - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

As of June 30, 2017	Owned	Capitalized Leases	Total
Office Equipment	$145,103	$11,364	$156,467
Furniture and Fixtures	29,150		29,150
Software	56,870		56,870
Leasehold improvements	77,026		77,026
Production Equipment	23,027		23,027
Building	479,336		479,336
Land	64,547		64,547
	875,059	11,364	886,423
Less accumulated depreciation	(372,265)	(379)	(372,644)
	$502,794	$10,985	$513,779

Depreciation expense was $45,681 for the year ended June 30, 2017.

F - 11

As of June 30, 2016	Owned	Capitalized Leases	Total
Office Equipment	$130,518	$11,364	$141,882
Furniture and Fixtures	26,860		26,860
Software	56,870		56,870
Leasehold Improvements	77,026		77,026
Production Equipment	21,043		21,043
Building	479,336		479,336
Land	64,547		64,547
	856,200	11,364	867,564
Less accumulated depreciation	(326,582)	(379)	(326,961)
	$529,618	$10,985	$540,603

Depreciation expense was $37,706 for the year ended June 30, 2016.

In 2016, the Company leased certain equipment under agreements classified as a capital lease through January 31, 2019. The annual rent is $3,788. The asset and liability under the capital lease is recorded at the lower of the present value of the minimum lease payments or the fair market value of the asset. The equipment is depreciated over the lower of its related lease terms or its estimated productive life. Depreciation of the equipment under the capital lease is included in depreciation expense for the years ended June 30, 2017 and 2016.

Future minimum lease payments under the capital lease is as follows:

Year ending June 30:	Amount
2018	$3,788
2019	2,110
5,898
Less: Current Portion	(3,788)
$2,110

NOTE E - INTANGIBLE ASSETS

On June 30, 2017, the Company acquired the formulation of its care lotion from its manufacturer for $17,000. The Company is currently evaluating the useful life of this asset.

NOTE F - ACCRUED EXPENSES

Accrued expenses consist of the following at June 30, 2017 and 2016.

	2017	2016
Accrued Payroll	$135,133	$244,079
Accrued Paid Time Off	35,768	31,550
Accrued Professional Fees	35,000	38,343
Accrued Incentive Plan	99,480	—
Other	10,448	41,760
Total	$315,829	$355,732

NOTE G - RELATED PARTY TRANSACTIONS

Our Chief Executive Officer, Regina W. Anderson, guarantees the $250,000 line of credit.

NOTE H - LINE OF CREDIT

The Company has a $250,000, due-on-demand line of credit with a financial institution, collateralized by the Company's inventory of $577,374 and net accounts receivable assets of $391,539. The line of credit is renewable annually in April. The Chief Executive Officer of the Company personally guaranteed the line of credit to the Company. At June 30, 2017, and 2016, respectively the Company owed $0 and $125,000, respectively, on the line of credit. Interest expense for the years ended June 30, 2017 and 2016 was $2,846 and $4,466, respectively. The line of credit extends terms of cash advances at a variable rate set equal to the bank's prime rate at the time of advance. The interest rate (4.25% at June 30, 2017) can fluctuate according to the bank's changes in its published prime rate.

NOTE I - COMMITMENTS AND CONTINGENCIES

Three voluntary product recalls initiated on November 10, 2014; March 9, 2015; and May 20, 2016 respectively, were closed in Fiscal 2017. Total recall costs incurred through June 30, 2017 were $205,973.

F - 12

The Company leases warehouse office space under operating leases expiring through year 2021. Lease expenses for the fiscal years ended June 30, 2017 and 2016 were $20,859 and $16,371, respectively. The minimum lease payments due under the lease agreements for fiscal years ended June 30, are as follows:

2018	22,989
2019	23,678
2020	24,389
2021	6,142
$77,198

NOTE J - STOCKHOLDERS’ EQUITY

During January 1995, the Company's Board of Directors authorized the issuance of up to 4,000,000 shares of Series A Cumulative Convertible Preferred Stock. The preferred stockholders are entitled to receive, if declared by the board of directors, quarterly dividends at an annual rate of $.10 per share of Series A Cumulative Convertible Preferred Stock per annum. Dividends accrue without interest and are cumulative from the date of issuance of the Series A Cumulative Convertible Preferred Stock and are payable quarterly in arrears in cash or publicly traded common stock when and if declared by the board of directors. As of June 30, 2017, no dividends have been declared. Dividends in arrears on the outstanding preferred shares total $357,426 or approximately $2.02 per share as of June 30, 2017. So long as any shares of Series A Preferred Stock are outstanding, the Company is prohibited from declaring dividends or other distributions related to its Common Stock or purchasing, redeeming or otherwise acquiring any of the Common Stock.

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

Share-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest. As share-based compensation expense recognized in the statement of operations is based on awards ultimately expected to vest, it can be reduced for estimated forfeitures. The ASC topic Stock Compensation requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The share based compensation charged against income for the periods ended June 30, 2017 and 2016 was $4,745 and $5,150 respectively.

F - 13

The Black-Scholes option-pricing model, which values options based on the stock price at the grant date, the expected life of the option, the estimated volatility of the stock and the risk free interest rate over the life of the option. The assumptions used in the Black-Scholes model were as follows for the stock options granted for the year ended June 30, 2017:

Stock Price at Date of Grant	$0.190
Risk-free interest rate	1.89%
Expected volatility of common stock	292%
Dividend yield	0%
Expected life of options	5 Years

NOTE K - EARNINGS PER SHARE

As required by Accounting Standards Codification Topic 260 - Earnings per Share (“Topic 260"), the following table sets forth the computation of basic and diluted earnings per share:

	Years Ended June 30,
	2017	2016
Numerator:
Net Income	$12,378	$109,569
Adjustment for basic earnings per share:
Dividend requirements on preferred stock	13,315	(19,410)
Numerator for basic earnings per share- Net income available to common stockholders	$25,693	$90,159
Effect of dilutive securities:
Numerator for diluted earnings per share- Net income available to common stockholder	$25,693	$90,159
Denominator:
Denominator for basic earnings per share- Weighted-average common shares	8,062,536	8,060,388
Effect of dilutive securities: Stock options	40,068	110
Weighted-average Dilutive potential common shares	177,100	194,100
Denominator for dilutive earnings per share- Adjusted weighted-average shares and assumed conversions	8,279,704	8,254,598
Basic Net Income per share	$0.00	$0.01
Diluted Net Income per share	$0.00	$0.01

NOTE L - INCOME TAXES AND AVAILABLE CARRYFORWARD

As of June 30, 2017, the Company had consolidated income tax net operating loss ("NOL") carryforward for federal income tax purposes of approximately $1,680,000. The NOL will expire in various years ending through the year 2035. The utilization of certain of the loss carryforwards are limited under Section 382 of the Internal Revenue Code.

F - 14

The components of the provision for income taxes expenses are attributable to continuing operations as follows:

	Year Ended June 30, 2017	Year Ended June 30, 2016

Current	$—	$—
Federal	—	—
State
	—	—
Deferred
Federal	$(15,005)	$(68,820)
State	(1,603)	(11,781)
	$(16,608	$(80,601)

Deferred income taxes reflect the net tax effects of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:

	Current	Non-Current
Deferred tax assets:
NOL and contribution carryforwards	$212,237	$423,444
Accrued compensated absences	13,459	—
Accrued bonus	16,768	—
Allowance for doubtful accounts	377	—
	242,841	423,444
Deferred tax (liabilities):
Excess of tax over book depreciation	—	(2,547)
Total deferred tax (liabilities)	—	(2,547)
Net deferred tax asset (liability)	$242,841	$420,897

The change in the valuation allowance is as follow:

June 30, 2016	$—
June 30, 2017	—
Decrease in valuation allowance	$—

Management believes it is more likely than not that it will realize the benefit of the NOL carryforward, because of its continuing trend of earnings. Therefore, a valuation allowance is not considered necessary.

Income taxes for the years ended June 30, 2017 and 2016 differ from the amounts computed by applying the effective income tax rates of 37.63%, to income before income taxes as a result of the following:

	2017	2016
Expected benefit (provision) at US statutory rate	$(9,856)	$(66,405)
State income tax net of federal benefit (provision)	(1,052)	(7,090)
Nondeductible expense	(5,700)	(7,106)
Income tax benefit (expense)	$(16,608)	$(80,601)

The earliest tax year still subject to examination by taxing jurisdictions is fiscal year June 30, 2014.

F - 15

NOTE M - CONCENTRATION OF SUPPLY RISK

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

There were no back orders as of June 30, 2017 and 2016, respectively, due to the timely receipt of product from the manufacturer.

NOTE N - MAJOR CUSTOMER

During the year ended June 30, 2017, sales from two customers accounted for approximately 17% of Amerx’s sales. The loss of these customers would have a material adverse effect on our financial condition or the results of our operations. During the year ended June 30, 2016, two customers accounted for 21% of Amerx’s sales.

NOTE O - RESEARCH AND DEVELOPMENT

Amerx incurred $31,298 and $20,040 during the years ended June 30, 2017 and 2016, respectively, towards research and development efforts. These efforts were directed towards additional studies aimed at expanding existing markets, correcting issues with FDA compliance and manufacturing.

NOTE P - RECENT ACCOUNTING PRONOUNCEMENTS

In May 2017, the FASB issued ASU No. 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting, which clarifies when to account for a change to the terms or conditions of a share-based payment award as a modification. Under the new guidance, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award (as equity or liability) changes as a result of the change in terms or conditions. It is effective prospectively for the annual period ending June 30, 2019 and interim periods within that annual period. Early adoption is permitted. The Company is currently evaluating the effect that ASU No. 2017-09 will have on its consolidated financial statements and related disclosures.

F - 16

In February 2016, the FASB issued ASU No. 2016-02, Leases, related to the recognition of lease assets and lease liabilities. The new guidance requires lessees to recognize almost all leases on their balance sheet as a right-of-use asset and a lease liability, other than leases that meet the definition of a short- term lease, and requires expanded disclosures about leasing arrangements. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee have not significantly changed from the current guidance. Lessor accounting is similar to the current guidance, but updated to align with certain changes to the lessee model and the new revenue recognition standard. The new guidance is effective for the Company on July 1, 2019, with early adoption permitted. The Company is currently evaluating the impact that ASU No. 2016-02 will have on its consolidated financial statements and related disclosures.

On November 20, 2015, FASB issued Accounting Standards Update (ASU) No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. Under the ASU, all deferred tax assets and liabilities, as well any valuation allowances, will be netted and presented in a classified balance sheet as one noncurrent amount. ASU No. 2015-17 becomes effective for public entities for annual periods beginning after December 15, 2016, and for interim periods within those annual periods. The standard's requirements may be applied prospectively or retrospectively to all prior periods presented, and early adoption is allowed. The Company is currently evaluating the impact that ASU No. 2015-17 will have on its consolidated financial statements and disclosures.

F - 17