Form 10-K/A
period 2017-06-30
PROCYON CORP
filed 2017-10-12
CIK 812306

SECURITIES & EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K/A
(Amendment No. 1)

☒ Annual Report Under Section 13 or 15 (d) of
 the Securities Exchange Act of 1934

For the Fiscal Year Ended June 30, 2017

☐ Transition Report Under Section 13 or 18(d) of the Exchange Act

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

☐ Yes ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   ☐ Yes ☒ No

Indicate by checkmark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒ No ☐

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,”“accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

☐ Large accelerated filer          ☐ Accelerated filer
☐ Non-accelerated filer (Do not check if a smaller reporting company)          ☒ Smaller reporting company

Emerging growth company  ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes☐ No ☒

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

DOCUMENTS INCORPORATED BY REFERENCE:

None.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment No. 1”) amends our Annual Report on Form 10-K for the annual period ended June 30, 2017 that was filed with the U.S. Securities and Exchange Commission (“SEC”) on October 11, 2017 (the “Original Filing”). We are filing this Amendment No. 1 to update Item 15 and furnish Exhibit 101 to the Original Filing.

Except as set forth in Item 15 below and in any exhibits attached hereto, no other changes are made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing. Unless expressly stated, this Amendment No. 1 does not reflect events occurring after the filing date of the Original Filing, nor does it modify or update in any way the disclosures contained in the Original Filing.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

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

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this Amendment No. 1 to its Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, there unto duly authorized.

PROCYON CORPORATION

October 12, 2017	By: /s/ REGINA W. ANDERSON
Date	Regina W. Anderson, Chief Executive Officer