Form 10-Q
period 2017-09-30
PROCYON CORP
filed 2017-11-14
CIK 812306

UNITED STATES SECURITIES & EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For Quarterly Period Ended September 30, 2017

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission File Number: 0-17449

PROCYON CORPORATION

(Exact Name of Registrant as specified in its charter)

COLORADO	59-3280822
(State of Incorporation)	(I.R.S. Employer Identification Number)

1300 S. Highland Ave. Clearwater, FL 33756

(Address of Principal Executive Offices)

(727) 447-2998

(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

YES ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer (Do not check if a smaller reporting company) ☐	Smaller reporting company ☒
Emerging growth company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common stock, no par value; 8,077,388 shares outstanding as of November 8, 2017.

PROCYON CORPORATION & SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

September 30, 2017 and June 30, 2017

	(unaudited)	(audited)
	September 30,	June 30,
	2017	2017
ASSETS

CURRENT ASSETS
Cash	$125,372	$173,173
Certificates of Deposit, plus accrued interest	102,218	102,141
Accounts Receivable, less allowance for doubtful accounts of $1,001 and $1,001 respectively.	288,929	391,539
Inventories	589,307	506,719
Prepaid Expenses	230,877	175,206
TOTAL CURRENT ASSETS	1,336,703	1,348,778

CERTIFICATES OF DEPOSIT, PLUS ACCRUED INTEREST	50,693	111,669

PROPERTY AND EQUIPMENT, NET	503,095	513,779

OTHER ASSETS
Deposits	4,192	4,192
Inventories	70,655	70,655
Intangible Asset	17,000	17,000
Deferred Tax Asset	656,308	663,738
	748,155	755,585

TOTAL ASSETS	$2,638,646	$2,729,811

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts Payable	$156,451	$120,584
Capital Lease Liability	3,788	3,788
Accrued Expenses	181,879	315,829
TOTAL CURRENT LIABILITIES	342,118	440,201

CAPITAL LEASE LIABILITY	1,163	2,110

TOTAL LIABILITIES	343,281	442,311

COMMITMENTS AND CONTINGENCIES (NOTE I)	-	-

STOCKHOLDERS' EQUITY
Preferred Stock, 496,000,000 shares authorized, none issued.	-	-
Series A Cumulative Convertible Preferred Stock, no par value; 4,000,000 shares authorized; 177,100 shares issued and outstanding.	136,860	136,860
Common Stock, no par value, 80,000,000 shares authorized; 8,077,388 shares issued and outstanding.	4,434,766	4,434,766
Paid-in Capital	15,885	15,885
Accumulated Deficit	(2,292,146)	(2,300,011)
TOTAL STOCKHOLDERS' EQUITY	$2,295,365	2,287,500

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,638,646	$2,729,811

The accompanying notes are an integral part of these financial statements.

PROCYON CORPORATION & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Three Months Ended September 30, 2017 and 2016

	(unaudited)	(unaudited)
	Three Months	Three Months
	Ended	Ended
	Sep. 30, 2017	Sep. 30, 2016

NET SALES	$831,071	$879,733

COST OF SALES	222,829	256,792

GROSS PROFIT	608,242	622,941

OPERATING EXPENSES
Salaries and Benefits	331,439	338,264
Selling, General and Administrative	261,777	235,790
	593,216	574,054

INCOME FROM OPERATIONS	15,026	48,887

OTHER INCOME (EXPENSE)
Interest Expense	-	(1,730)
Interest Income	269	770
	269	(960)

INCOME BEFORE INCOME TAXES	15,295	47,927

INCOME TAX (EXPENSE)	(7,430)	(19,044)

NET INCOME	7,865	28,883

Dividend requirements on preferred stock	(4,428)	(4,853)

Basic net income available to common shares	$3,437	$24,030

Basic net income per common share	$0.00	$0.00

Weighted average number of common shares outstanding	8,077,388	8,060,388

Diluted net income per common share	$0.00	$0.00

Weighted average number of common shares outstanding, diluted	8,300,875	8,264,679

The accompanying notes are an integral part of these financial statements.

PROCYON CORPORATION & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ending September 30, 2017 and 2016

	(unaudited)	(unaudited)
	September 30,	September 30,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES

Net Income	$7,865	$28,883
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation	11,744	11,217
Deferred Income Taxes	7,430	19,044
Accrued Interest on Certificates of Deposit	(336)	(767)
Decrease (increase) in:
Accounts Receivable	102,610	299,038
Inventory	(82,588)	(7,087)
Prepaid Expenses	(55,671)	(80,671)
Increase (decrease) in:
Bank Overdraft	-	44,126
Accounts Payable	35,867	(155,340)
Accrued Expenses	(133,950)	(131,472)
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(107,029)	26,971

CASH FLOW FROM INVESTING ACTIVITIES

Redemption of Certificate of Deposit	61,235	-
Purchase of property & equipment	(1,060)	(1,984)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	60,175	(1,984)

CASH FLOW FROM FINANCING ACTIVITIES

Proceeds on Line of Credit	-	70,000
Payments on Line of Credit	-	(100,000)
Payments on Capital Lease	(947)	(947)
NET CASH (USED IN) FINANCING ACTIVITIES	(947)	(30,947)

NET CHANGE IN CASH	(47,801)	(5,960)

CASH AT BEGINNING OF PERIOD	173,173	59,173

CASH AT END OF PERIOD	$125,372	$53,213

SUPPLEMENTAL DISCLOSURES

Interest Paid	$-	$1,730
Taxes Paid	$-	$-

The accompanying notes are an integral part of these financial statements.

Notes to Financial Statements

NOTE A - SUMMARY OF ACCOUNTING POLICIES

The interim consolidated financial statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles ("GAAP") have been condensed or omitted as allowed by such rules and regulations. The Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements dated June 30, 2017. The results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year.

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

On September 30, 2017, there were 65,000 outstanding options to purchase shares of our common stock.

The fair value of a stock option is determined using the Black-Scholes option-pricing model, which values options based on the stock price at the grant date, the expected life of the option, the estimated volatility of the stock, the expected dividend payments, and the risk-free interest rate over the life of the option. There were no options granted during the quarter ended September 30, 2017.

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

For the three months ended September 30, 2017, the potential dilutive effects of the preferred stock and stock options were included in the weighted-average shares outstanding.

NOTE B - INVENTORIES

Inventories consisted of the following:	September 30, 2017	June 30, 2017

Finished Goods	$471,550	$384,350
Raw Materials	188,412	193,024
	$659,962	$577,374

At September 30, 2017 and June 30, 2017, $70,655 of our inventory was considered non-current as it will not be used within a one year period.

NOTE C - STOCKHOLDERS' EQUITY

During January 1995, the Company's Board of Directors authorized the issuance of up to 4,000,000 shares of Series A Cumulative Convertible Preferred Stock ("Series A Preferred Stock"). The preferred stockholders are entitled to receive, as and if declared by the board of directors, quarterly dividends at an annual rate of $.10 per share of Series A Preferred Stock per annum. Dividends will accrue without interest and will be cumulative from the date of issuance of the Series A Preferred Stock and will be payable quarterly in arrears in cash or publicly traded common stock when and if declared by the Board of Directors. As of September 30, 2017, no dividends have been declared. Dividends in arrears on the outstanding preferred shares total $361,854 as of September 30, 2017.

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

NOTE D - INCOME TAXES AND AVAILABLE CARRYFORWARD

As of September 30, 2017, the Company had consolidated income tax net operating loss ("NOL") carryforwards for federal income tax purposes of approximately $1,690,000. The NOL will expire in various years ending through the year 2035. The utilization of certain loss carryforwards are limited under Section 382 of the Internal Revenue Code.

The components of the provision for income tax expense attributable to continuing operations are as follows:

	Three Months 9/30/2017	Three Months 9/30/2016
Current
Federal	$0	$0
State	0	0
	$0	$0

Deferred
Federal	$(6,713)	$(16,260)
State	(717)	(2,784)
	$(7,430)	$(19,044)

Total Income Tax (Expense)	$(7,430)	$(19,044)

Deferred income taxes reflect the net tax effects of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:

Non-Current
Deferred tax assets
NOL and contribution carryforwards	$639,524
Accrued compensated absences	10,319
Accrued bonus	7,490
Allowance for doubtful accounts	377
Total deferred tax assets	657,710

Deferred tax (liabilities)
Excess of tax over book depreciation	(1,402)
Total deferred tax (liabilities)	(1,402)

Total deferred tax asset	$656,308

Management believes it is more likely than not that it will realize the benefit of the NOL carryforward, because of its previous trend of earnings. Therefore, a valuation allowance is not considered necessary at this time. Management will continue to evaluate its operating results each reporting period and assess whether it will be able to utilize all available NOL carryforward before expiration.

Income taxes for the periods ended September 30, 2017 and 2016 differ from the amounts computed by applying the effective income tax rates of 37.63%, to income taxes as a result of the following:

	Three Months September 30, 2017	Three Months September 30, 2016
Expected (provision) at US statutory rate	$(5,200)	$(16,295)
State income tax net of federal (provision)	(556)	(1,740)
Nondeductible Expense	(1,674)	(1,009)
Income Tax (Expense)	$(7,430)	$(19,044)

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

NOTE E - LINE OF CREDIT

The Company has a $250,000, due-on-demand line of credit with a financial institution, collateralized by the Company's inventory of $659,962 and net accounts receivable assets of $288,929. The line of credit is renewable annually in April. Our Chief Executive Officer personally guaranteed the line of credit to the Company. At September 30, 2017 and June 30, 2017, the Company owed $0, on the line of credit. The line of credit extends terms of cash advances at a variable rate set equal to the prime rate at the time of advance. The interest rate can fluctuate according to the changes in its published prime rate.

NOTE F - RELATED PARTY TRANSACTIONS

Our Chief Executive Officer, Regina W. Anderson, guarantees a $250,000 line of credit for the Company.

NOTE G - SUBSEQUENT EVENTS

We have evaluated subsequent events through November 9, 2017, which is the date the financial statements were available to be issued.

NOTE H - RECENT ACCOUNTING PRONOUNCEMENTS

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

On November 20, 2015, FASB issued Accounting Standards Update (ASU) No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. Under the ASU, all deferred tax assets and liabilities, as well any valuation allowances, will be netted and presented in a classified balance sheet as one noncurrent amount. ASU No. 2015-17 becomes effective for public entities for annual periods beginning after December 15, 2016, and for interim periods within those annual periods. The Company applied this standard on a retrospective basis and the balance sheet at June 30, 2017, has been adjusted to conform to this new presentation by combining the current deferred tax asset of $242,841 to the non-current deferred tax asset of $420,897, resulting in a non-current deferred asset of $663,738.

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

Recent Developments

In January 2017, Amerx expanded its product line by introducing wound care kits in various sizes and formats to fit specific needs. The new kits include Helix3 collagen kits, Amerx Brand Calcium Alginate kits, Hydrocolloid kits, Bordered Gauze kits, Foam kits and Hydrogel Kits. All of these new kits are focused on wound care.

In fiscal 2017, Amerx further expanded its product line to include a new segment of the wound care market by introducing the EXTREMIT-EASE® Compression Garment line, a patent-pending product. These new products have demonstrated early success and product expansion has made it possible for Amerx to have success in providing treatments outside its historical niche. Amerx looks to continue this new product trend in fiscal 2018.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company's condensed consolidated financial statements have been prepared in accordance with standards of the Public Company Accounting Oversight Board (United States), which require the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosures. A summary of those significant accounting policies can be found in the Notes to the Consolidated Financial Statements included in the Company's annual report on form 10-K, for the year ended June 30, 2017, which was filed with the Securities and Exchange Commission on October 12, 2017. The estimates used by management are based upon the Company's historical experiences combined with management's understanding of current facts and circumstances. Certain of the Company's accounting policies are considered critical as they are both important to the portrayal of the Company's financial condition and the results of its operations and require significant or complex judgments on the part of management. We believe that the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements.

Accounts Receivable Allowance

Accounts receivable allowance reflects a reserve that reduces our customer accounts and receivable to the net amount estimated to be collectible. The valuation of accounts receivable is based upon the credit-worthiness of customers and third-party payers as well as historical collection experience. Allowances for doubtful accounts are recorded as a selling, general and administrative expense for estimated amounts expected to be uncollectible from third-party payers and customers. The Company bases its estimates on its historical collection experience, current trends, credit policy and on the analysis of accounts by aging category. At September 30, 2017, and June 30, 2017, our allowance for doubtful accounts totaled $1,001.

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

Deferred Income Taxes

Deferred income taxes are recognized for the expected tax consequences in future years for differences between the tax bases of assets and liabilities and their financial reporting amounts, based upon enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. The Company accounts for income taxes under Topic 740 - Income Tax in the Accounting Standards Codification. A valuation allowance is used to reduce deferred tax assets to the net amount expected to be recovered in future periods. The estimates for deferred tax assets and the corresponding valuation allowance require us to exercise complex judgments. We periodically review and adjust those estimates based upon the most current information available. We did not have a valuation allowance as of September 30, 2017. Because the recoverability of deferred tax assets is directly dependent upon future operating results, actual recoverability of deferred tax assets may differ materially from our estimates.

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

FINANCIAL CONDITION

As of September 30, 2017 the Company's principal sources of liquid assets included cash of $125,372, inventories of $659,962, and net accounts receivable of $288,929. The Company also has $152,911 in Certificate of Deposits. The Company had net working capital of $994,585, and long-term debt of $1,163 at September 30, 2017.

During the three months ended September 30, 2017 cash decreased from $173,173 as of June 30, 2017, to $125,372. Operating activities used cash of $107,029 during the period. The change is primarily the result of reduction of accrued expenses.

The Company reflected a non-current deferred tax asset of $656,308, at September 30, 2017. Because the recoverability of deferred tax assets is directly dependent upon future operating results, actual recoverability of deferred tax assets may differ materially from our estimates.

RESULTS OF OPERATIONS

Comparison of the three months ended September 30, 2017 and 2016.

Net Sales during the quarter ended September 30, 2017, were $831,071 as compared to the previous year's quarter net sales of $879,733, a decrease of $48,662, or approximately 6%. We believe sales were affected by a shift in distributor purchasing trends, increased competition in the marketplace and the temporary loss of operations at our Company headquarters caused by hurricane Irma as well as interruptions in our customers operations due to hurricanes Harvey and Irma.

Gross profit during the quarter ended September 30, 2017, was $608,242 as compared to $622,941 during the quarter ended September 30, 2016, a decrease of $14,699 or 2%. As a percentage of net sales, gross profit was approximately 73% in the quarter ended September 30, 2017, and approximately 71% in the corresponding quarter in 2017.

Operating expenses during the quarter ended September 30, 2017 were $593,216, consisting of $331,439 in salaries and benefits and $261,777 in selling, general and administrative expenses. This compares to operating expenses during the quarter ended September 30, 2016 of $574,054, consisting of $338,264 in salaries and benefits; and $235,790 in selling, general and administrative expenses. Expenses for the quarter ended September 30, 2017, increased by $19,162 or approximately 3% compared to the corresponding quarter in 2017.

Operating profit decreased by $33,861 to an operating profit of $15,026 for the quarter ended September 30, 2017, as compared to an operating profit of $48,887 in the comparable quarter of the prior year. The decrease in net income for the three month period, of the comparable quarter of the prior year before income taxes was primarily attributable to the decrease in Net Sales, with a corresponding increase in Operating Expenses.

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

(b) Changes in Internal Controls Over Financial Reporting

As previously reported, our annual assessment of the internal controls over financial reporting as of June 30, 2017 revealed a deficiency that we consider to be a material weakness: inadequate segregation of duties consistent with control objectives.

During fiscal 2018, the Company will continue to address changes needed to improve segregation of duties consistent with control objectives. We have added staff to grow sales. We expect that increased sales will enable us to add support staff, specifically in the accounting and shipping departments. A secondary effect of adding more staff will address needed improvements in segregation of duties consistent with control objectives.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS

(A) EXHIBITS

31.1	Certification of Regina W. Anderson pursuant to Exchange Act Rule 13a-14(a)/15d-14(a)
31.2	Certification of James B. Anderson pursuant to Exchange Act Rule 13a-14(a)/15d-14(a)
32.1	Certification Pursuant to 18 U.S.C.§1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002
101.1	*

The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, formatted in XBRL (Extensible Business Reporting Language): (I) the Condensed Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) the Notes to Condensed Consolidated Financial Statements

*	Furnished, not filed

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

PROCYON CORPORATION
November 14, 2017	By: /s/ REGINA W. ANDERSON
Date	Regina W. Anderson, Chief Executive Officer