Form 10-Q
period 2017-12-31
PROCYON CORP
filed 2018-02-14
CIK 812306

UNITED STATES SECURITIES & EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For Quarterly Period Ended December 31, 2017
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common stock, no par value; 8,077,388 shares outstanding as of February 8, 2018.

PROCYON CORPORATION & SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2017 and June 30, 2017

	(unaudited)	(audited)
	December 31,	June 30,
	2017	2017
ASSETS

CURRENT ASSETS
Cash	$71,484	$173,173
Certificates of Deposit, plus accrued interest	153,089	102,141
Accounts Receivable, less allowance for doubtful accounts of $566 and $1,001 respectively.	314,634	391,539
Inventories	606,217	506,719
Prepaid Expenses	251,638	175,206
TOTAL CURRENT ASSETS	1,397,062	1,348,778

CERTIFICATES OF DEPOSIT, PLUS ACCRUED INTEREST	-	111,669

PROPERTY AND EQUIPMENT, NET	499,681	513,779

OTHER ASSETS
Deposits	4,192	4,192
Inventories	70,655	70,655
Intangible Asset	17,000	17,000
Deferred Tax Asset, net valuation allowance of $108,150 and $0, respectively	258,297	663,738
	350,144	755,585

TOTAL ASSETS	$2,246,887	$2,729,811

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts Payable	$148,459	$120,584
Capital Lease Liability	1,894	3,788
Accrued Expenses	175,453	315,829
TOTAL CURRENT LIABILITIES	325,806	440,201

CAPITAL LEASE LIABILITY	2,110	2,110

COMMITMENTS AND CONTINGENCIES (NOTE I)	-	-

STOCKHOLDERS' EQUITY
Preferred Stock, 496,000,000 shares authorized, none issued.	-	-
Series A Cumulative Convertible Preferred Stock, no par value; 4,000,000 shares authorized; 194,100 shares issued and outstanding.	136,860	136,860
Common Stock, no par value, 80,000,000 shares authorized; 8,077,388 shares issued and outstanding.	4,434,766	4,434,766
Paid-in Capital	15,885	15,885
Accumulated Deficit	(2,668,540)	(2,300,011)
TOTAL STOCKHOLDERS' EQUITY	1,918,971	2,287,500

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,246,887	$2,729,811

The accompanying notes are an integral part of these financial statements.

PROCYON CORPORATION & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Three and Six Months Ended December 31, 2017 and 2016

	(unaudited)	(unaudited)	(unaudited)	(unaudited)
	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	Dec. 31, 2017	Dec. 31, 2016	Dec. 31, 2017	Dec. 31, 2016

NET SALES	$1,017,779	$1,039,835	$1,848,850	$1,919,568

COST OF SALES	272,904	312,861	495,732	569,653

GROSS PROFIT	744,875	726,974	1,353,118	1,349,915

OPERATING EXPENSES
Salaries and Benefits	397,645	402,989	729,085	741,253
Selling, General and Administrative	325,807	285,338	587,584	521,128
	723,452	688,327	1,316,669	1,262,381

INCOME / (LOSS) FROM OPERATIONS	21,423	38,647	36,449	87,534

OTHER INCOME (EXPENSE)
Interest Expense	-	(1,081)	-	(2,811)
Interest Income	193	396	462	1,166
	193	(685)	462	(1,645)

INCOME / (LOSS) BEFORE INCOME TAXES	21,616	37,962	36,911	85,889

INCOME TAX (EXPENSE) / BENEFIT	(398,011)	(15,634)	(405,441)	(34,678)

NET INCOME / (LOSS)	(376,395)	22,328	(368,530)	51,211

Dividend requirements on preferred stock	(4,427)	(4,853)	(8,855)	(9,705)

Basic net income (loss) available to common shares	$(380,822)	$17,475	$(377,385)	$41,506

Basic net income (loss) per common share	$(0.05)	$0.00	$(0.05)	$0.01

Weighted average number of common shares outstanding	8,077,388	8,060,388	8,077,388	8,060,388

Diluted net income (loss) per common share	$(0.05)	$0.00	$(0.05)	$0.01

Weighted average number of common shares outstanding, diluted	8,077,388	8,264,488	8,077,388	8,274,488

The accompanying notes are an integral part of these financial statements.

PROCYON CORPORATION & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ending December 31, 2017 and 2016

	(unaudited)	(unaudited)
	December 31,	December 31,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES

Net (Loss) / Income	$(368,530)	$51,211
Adjustments to reconcile net (loss) / income to net cash provided by (used in) operating activities:
Depreciation	23,472	22,421
Deferred Income Taxes	405,441	34,678
Decrease (increase) in:
Accounts Receivable	76,905	229,773
Other Receivables	-	75,000
Inventory	(99,498)	183,928
Prepaid Expenses	(76,432)	(66,393)
Increase (decrease) in:
Accounts Payable	27,877	(235,003)
Accrued Expenses	(140,375)	(147,088)
NET CASH (USED IN) / PROVIDED BY OPERATING ACTIVITIES	(151,140)	148,527

CASH FLOW FROM INVESTING ACTIVITIES

Purchase of property & equipment	(9,376)	(6,162)
NET CASH (USED IN) INVESTING ACTIVITIES	(9,376)	(6,162)

CASH FLOW FROM FINANCING ACTIVITIES

Redemption of CD	60,721	79,194
Capital Lease Liability payments	(1,894)	(1,894)
Repayment of Line of Credit	-	(125,000)
NET CASH PROVIDED BY / (USED IN) FINANCING ACTIVITIES	58,827	(47,700)

NET CHANGE IN CASH	(101,689)	94,665

CASH AT BEGINNING OF PERIOD	173,173	59,173

CASH AT END OF PERIOD	$71,484	$153,838

SUPPLEMENTAL DISCLOSURES

Interest Paid	$-	$2,811
Taxes Paid	$-	$-

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

On December 31, 2017, there were 65,000 outstanding options to purchase shares of our common stock.

The fair value of a stock option is determined using the Black-Scholes option-pricing model, which values options based on the stock price at the grant date, the expected life of the option, the estimated volatility of the stock, the expected dividend payments, and the risk-free interest rate over the life of the option. There were no options granted during the quarter ended December 31, 2017.

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

For the six months ended December 31, 2017, the potential dilutive effects of the preferred stock and stock options were excluded in the weighted-average shares outstanding, as the shares would have an anti-dilutive effect on the loss from continuing operations.

NOTE B - INVENTORIES

Inventories consisted of the following:
	December 31, 2017	June 30, 2017

Finished Goods	$484,413	$384,350
Raw Materials	192,459	193,024
	$676,872	$577,374

At December 31, 2017 and June 30, 2017, $70,655 of our inventory was considered non-current as it will not be used within a one year period.

NOTE C - STOCKHOLDERS' EQUITY

During January 1995, the Company's Board of Directors authorized the issuance of up to 4,000,000 shares of Series A Cumulative Convertible Preferred Stock ("Series A Preferred Stock"). The preferred stockholders are entitled to receive, as and if declared by the board of directors, quarterly dividends at an annual rate of $.10 per share of Series A Preferred Stock per annum. Dividends will accrue without interest and will be cumulative from the date of issuance of the Series A Preferred Stock and will be payable quarterly in arrears in cash or publicly traded common stock when and if declared by the Board of Directors. As of December 31, 2017, no dividends have been declared. Dividends in arrears on the outstanding preferred shares total $366,281 as of December 31, 2017.

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

NOTE D - INCOME TAXES AND AVAILABLE CARRYFORWARD

As of December 31, 2017, the Company had consolidated income tax net operating loss ("NOL") carryforwards for federal income tax purposes of approximately $1,695,000. The NOL will expire in various years ending through the year 2035. The utilization of certain loss carryforwards are limited under Section 382 of the Internal Revenue Code.

The components of the provision for income tax expense attributable to continuing operations are as follows:

	Six Months 12/31/2017	Six Months 12/31/2016

Current
Federal	$0	$0
State	0	0
	$0	$0

Deferred
Federal	$(355,330)	$(29,610)
State	(50,111)	(5,068)
	$(405,441)	$(34,678)

Total Income Tax (Expense)	$(405,441)	$(34,678)

Deferred income taxes reflect the net tax effects of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:

Non-Current
Deferred tax assets
NOL and contribution carryforwards	$361,755
Accrued compensated absences	7,153
Allowance for doubtful accounts	181
Total deferred tax assets	369,089

Deferred tax (liabilities)
Excess of tax over book depreciation	(2,642)
Total deferred tax (liabilities)	(2,642)

Total deferred tax asset	$366,447
Valuation Allowance	$(108,150)
Net deferred tax asset	$258,297

The change in valuation allowance is as follows:
December 31, 2017	$(108,150)
June 30, 2017	0
$(108,150)

Management believes it is more likely than not that the tax benefit of approximately $338,000 of NOL carryforwards will not be realized because management estimates that they will expire prior to their utilization. Therefore, management provided a valuation allowance of $108,150 against its deferred tax asset. Management will continue to evaluate its operating results each reporting period and assess whether it will be able to utilize all available NOL carryforwards before expiration.

During the six months ended December 31, 2017, the Company revised its estimated annual effective rate to reflect a change in the federal statutory rate from 35% to 21%, resulting from legislation that was enacted on December 22, 2017. The rate change is administratively effective at the beginning of our fiscal year, using a blended rate for the annual period. As a result, the blended statutory tax rate for the year is 28.06%. As a result, income tax expense reported for the first six months was adjusted to reflect the effects of the change in the tax law and resulted in an increase in income tax expense of $282,782 for the six months ended December 31, 2017 from application of the newly enacted rates to existing deferred balances.

The accounting for the effects of the rate change on deferred tax balances is complete and no provisional amounts were recorded for this item.

Income taxes for the six months ended December 31, 2017 and 2016 differ from the amounts computed by applying the effective income tax rate of 32.01% and 37.63%, respectively, to income before income taxes as a result of the following:

	Six Months	Six Months
	December 31, 2016	December 31, 2017
Expected (provision) at US statutory rate	$(10,356)	$(29,202)
State income tax net of federal (provision)	(1,461)	(3,118)
Nondeductible Expense	(2,692)	(2,358)
Change in valuation allowance	$(108,150)	-
Effect of remeasurement due to tax reform	$(282,782)	-
Income Tax (Expense)	$(405,441)	$(34,678)

The earliest tax year still subject to examination by a major taxing jurisdiction is fiscal year end June 30, 2015.

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

NOTE E - LINE OF CREDIT

The Company has a $250,000, due-on-demand line of credit with a financial institution, collateralized by the Company's inventory of $676,872 and net accounts receivable assets of $314,634. The line of credit is renewable annually in April. Our Chairman of the Board personally guaranteed the line of credit to the Company. At December 31, 2017 and June 30, 2017, the Company owed $0, on the line of credit. The line of credit extends terms of cash advances at a variable rate set equal to the prime rate at the time of advance. The interest rate can fluctuate according to the changes in its published prime rate.

NOTE F - RELATED PARTY TRANSACTIONS

Our Chairman of the Board , Regina W. Anderson, guarantees a $250,000 line of credit for the Company.

NOTE G - SUBSEQUENT EVENTS

We have evaluated subsequent events through February 12, 2018, which is the date the financial statements were available to be issued.

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

On May 28, 2014, the FASB completed its Revenue Recognition project by issuing Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606). The new guidance establishes the principles to report useful information to users of financial statements about the nature, timing, and uncertainty of revenue from contracts with customers. The new guidance on revenue recognition is effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period.

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

Accounts Receivable Allowance

Accounts receivable allowance reflects a reserve that reduces our customer accounts and receivable to the net amount estimated to be collectible. The valuation of accounts receivable is based upon the credit-worthiness of customers and third-party payers as well as historical collection experience. Allowances for doubtful accounts are recorded as a selling, general and administrative expense for estimated amounts expected to be uncollectible from third-party payers and customers. The Company bases its estimates on its historical collection experience, current trends, credit policy and on the analysis of accounts by aging category. At December 31, 2017, and June 30, 2017, our allowance for doubtful accounts totaled $566 and $1,001, respectively.

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

Deferred Income Taxes

Deferred income taxes are recognized for the expected tax consequences in future years for differences between the tax bases of assets and liabilities and their financial reporting amounts, based upon enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. The Company accounts for income taxes under Topic 740 - Income Tax in the Accounting Standards Codification. A valuation allowance is used to reduce deferred tax assets to the net amount expected to be recovered in future periods. The estimates for deferred tax assets and the corresponding valuation allowance require us to exercise complex judgments. We periodically review and adjust those estimates based upon the most current information available. We booked a valuation allowance of $108,150 as of December 31, 2017. Because the recoverability of deferred tax assets is directly dependent upon future operating results, actual recoverability of deferred tax assets may differ materially from our estimates.

Revenue Recognition

The Company recognizes revenue in accordance with the Financial Accounting Standards Board's (FASB) release of Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (Topic 606) which requires that five basic criteria must be met before revenue can be recognized: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue when (or as) the entity satisfies a performance obligation.

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

FINANCIAL CONDITION

As of December 31, 2017 the Company's principal sources of liquid assets included cash of $71,484, inventories of $676,872, and net accounts receivable of $314,634. The Company also has $153,089 in Certificate of Deposits. The Company had net working capital of $1,070,309, and long-term debt of $2,110 at December 31, 2017.

During the six months ended December 31, 2017 cash decreased from $173,173 as of June 30, 2017, to $71,484. Operating activities used cash of $151,140 during the period. The change is primarily the result of reduction of accrued expenses. Other factors in cash used in operating activities came from the adjustment of the NOL carryforward which was offset in Net Income.

The Company reflected a non-current deferred tax asset of $258,297, at December 31, 2017. Because the recoverability of deferred tax assets is directly dependent upon future operating results, actual recoverability of deferred tax assets may differ materially from our estimates.

RESULTS OF OPERATIONS

Comparison of the three and six months ended December 31, 2017 and 2016.

Net Sales during the quarter ended December 31, 2017, were $1,017,779 as compared to the previous year's quarter net sales of $1,039,835, a decrease of $22,056, or approximately 2%. Net Sales during the six months ended December 31, 2017, were $1,848,850 as compared to the previous year's period net sales of $1,919,568, a decrease of $70,718, or approximately 4%. We believe sales were affected by a shift in distributor purchasing trends and increased competition in the marketplace.

Gross profit during the quarter ended December 31, 2017, was $744,875 as compared to $726,974 during the quarter ended December 31, 2016, an increase of $17,901 or 2%. As a percentage of net sales, gross profit was approximately 73% in the quarter ended December 31, 2017, and approximately 70% in the corresponding quarter in 2016. Gross profit during the six months ended December 31, 2017, was $1,353,118 as compared to $1,349,915 during the six months ended December 31, 2016, an increase of $3,203 or less than 1%. As a percentage of net sales, gross profit was approximately 73% in the six months ended December 31, 2017, and approximately 70% in the corresponding period in 2016, secondary to a reduction in Cost of Revenue.

Operating expenses during the quarter ended December 31, 2017 were $723,452, consisting of $397,645 in salaries and benefits and $325,807 in selling, general and administrative expenses. This compares to operating expenses during the quarter ended December 31, 2016 of $688,327, consisting of $402,989 in salaries and benefits; and $285,338 in selling, general and administrative expenses. Expenses for the quarter ended December 31, 2017, increased by $35,125 or approximately 5% compared to the corresponding quarter in 2016. Operating expenses during the six months December 31, 2017 were $1,316,669, consisting of $729,085 in salaries and benefits and $587,584 in selling, general and administrative expenses. This compares to operating expenses during the six months ended December 31, 2016 of $1,262,381, consisting of $741,253 in salaries and benefits; and $521,128 in selling, general and administrative expenses. Expenses for the six months ended December 31, 2017, increased by $54,288 or approximately 4% compared to the corresponding six months in 2016. Increases in selling, general and administrative expenses in both three and six month periods of 2017, were a direct result of increased marketing to promote new products.

Operating profit decreased by $17,224 to an operating profit of $21,423 for the quarter ended December 31, 2017, as compared to an operating profit of $38,647 in the comparable quarter of the prior year. The decrease in net income for the three month period, of the comparable quarter of the prior year before income taxes, was primarily attributable to the increase in operating expenses. Operating profit decreased by $51,085 to an operating profit of $36,449 for the six months ended December 31, 2017, as compared to an operating profit of $87,534 in the comparable six months of the prior year. The decrease in net income for the six month period, of the comparable period of the prior year before income taxes, was primarily attributable to the increase in operating expenses.

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

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS

(A) EXHIBITS

31.1	Certification of Justice W. Anderson pursuant to Exchange Act Rule 13a-14(a)/15d-14(a)
31.2	Certification of James B. Anderson pursuant to Exchange Act Rule 13a-14(a)/15d-14(a)
32.1	Certification Pursuant to 18 U.S.C.§1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002
101.1*

The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2017, formatted in XBRL (Extensible Business Reporting Language): (I) the Condensed Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) the Notes to Condensed Consolidated Financial Statements

*	Furnished, not filed

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

PROCYON CORPORATION
February 14, 2018	By:/s/ JUSTICE W. ANDERSON
Date	Justice W. Anderson, Chief Executive Officer