Form 10-Q
period 2018-03-31
PROCYON CORP
filed 2018-05-15
CIK 812306

UNITED STATES SECURITIES & EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For Quarterly Period Ended March 31, 2018

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common stock, no par value; 8,077,388 shares outstanding as of May 10, 2018.

PROCYON CORPORATION & SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
March 31, 2018 and June 30, 2017

	(unaudited)	(audited)
	March 31,	June 30,
	2018	2017
ASSETS

CURRENT ASSETS
Cash	$166,578	$173,173
Certificates of Deposit, plus accrued interest	153,259	102,141
Accounts Receivable, less allowance for doubtful accounts of $2,855 and $1,001 respectively	359,071	391,539
Inventories	580,275	506,719
Prepaid Expenses	295,869	175,206
TOTAL CURRENT ASSETS	1,555,052	1,348,778

CERTIFICATES OF DEPOSIT, PLUS ACCRUED INTEREST	-	111,669

PROPERTY AND EQUIPMENT, NET	487,779	513,779

OTHER ASSETS
Deposits	4,192	4,192
Inventories	70,655	70,655
Intangible Asset	17,000	17,000
Deferred Tax Asset, net valuation allowance of $ 108,150 and $ 0, respectively	234,364	663,738
	326,211	755,585

TOTAL ASSETS	$2,369,042	$2,729,811

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts Payable	$187,513	$120,584
Capital Lease Liability	3,057	3,788
Accrued Expenses	200,578	315,829
TOTAL CURRENT LIABILITIES	391,148	440,201

CAPITAL LEASE LIABILITY	-	2,110

COMMITMENTS AND CONTINGENCIES (NOTE G)	-	-

STOCKHOLDERS' EQUITY
Preferred Stock, 496,000,000 shares authorized, none issued.	-	-
Series A Cumulative Convertible Preferred Stock, no par value; 4,000,000 shares authorized; 177,100 shares issued and outstanding.	136,860	136,860
Common Stock, no par value, 80,000,000 shares authorized; 8,077,388 shares issued and outstanding.	4,434,766	4,434,766
Paid-in Capital	15,885	15,885
Accumulated Deficit	(2,609,617)	(2,300,011)
TOTAL STOCKHOLDERS' EQUITY	1,977,894	2,287,500

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,369,042	$2,729,811

The accompanying notes are an integral part of these financial statements.

PROCYON CORPORATION & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Three and Nine Months Ended March 31, 2018 and 2017

	(unaudited)	(unaudited)	(unaudited)	(unaudited)
	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	March 31, 2018	March 31, 2017	March 31, 2018	March 31, 2017

NET SALES	$1,107,018	$928,636	$2,955,868	$2,848,204

COST OF SALES	297,889	259,591	793,622	829,244

GROSS PROFIT	809,129	669,045	2,162,246	2,018,960

OPERATING EXPENSES
Salaries and Benefits	390,860	374,153	1,119,944	1,115,406
Selling, General and Administrative	335,590	309,836	923,174	830,964
	726,450	683,989	2,043,118	1,946,370

INCOME / (LOSS) FROM OPERATIONS	82,679	(14,944)	119,128	72,590

OTHER INCOME (EXPENSE)
Interest Expense	-	(36)	-	(2,846)
Interest Income	178	339	639	1,505
	178	303	639	(1,341)

INCOME / (LOSS) BEFORE INCOME TAXES	82,857	(14,641)	119,767	71,249

INCOME TAX (EXPENSE) / BENEFIT	(23,933)	3,979	(429,374)	(30,700)

NET INCOME / (LOSS)	58,924	(10,662)	(309,607)	40,549

Dividend requirements on preferred stock	(4,428)	(4,853)	(13,283)	(14,558)

Basic net income (loss) available to common shares	$54,496	$(15,515)	$(322,890)	$25,991

Basic net income (loss) per common share	$0.01	$(0.00)	$(0.04)	$0.00

Weighted average number of common shares outstanding	8,077,388	8,060,388	8,077,388	8,060,388

Diluted net income (loss) per common share	$0.01	$(0.00)	$(0.04)	$0.00

Weighted average number of common shares outstanding, diluted	8,300,669	8,060,388	8,077,388	8,284,488

The accompanying notes are an integral part of these financial statements.

PROCYON CORPORATION & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ending March 31, 2018 and 2017

	(unaudited)	(unaudited)
	March 31,	March 31,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES

Net (Loss) / Income	$(309,607)	$40,549
Adjustments to reconcile net (loss) / income to net cash (used in) / provided by operating activities:
Depreciation	35,375	33,877
Increase in Allowance for Doubtful Accounts	1,854	10,632
Deferred Income Taxes	429,374	30,700
Accrued Interest on Certificates of Deposit	-	(335)
Decrease (increase) in:
Accounts Receivable	30,614	174,262
Other Receivables	-	150,000
Inventory	(73,556)	55,385
Prepaid Expenses	(120,663)	(63,391)
Increase (decrease) in:
Accounts Payable	66,931	(211,032)
Accrued Expenses	(115,251)	(134,296)
NET CASH (USED IN) / PROVIDED BY OPERATING ACTIVITIES	(54,929)	86,351

CASH FLOW FROM INVESTING ACTIVITIES

Redemption of CD	60,551	79,194
Purchase of property & equipment	(9,376)	(8,995)
NET CASH PROVIDED BY INVESTING ACTIVITIES	51,175	70,199

CASH FLOW FROM FINANCING ACTIVITIES

Capital Lease Liability payments	(2,841)	(2,841)
Repayment of Line of Credit	-	(125,000)
NET CASH (USED IN) FINANCING ACTIVITIES	(2,841)	(127,841)

NET CHANGE IN CASH	(6,595)	28,709

CASH AT BEGINNING OF PERIOD	173,173	59,173

CASH AT END OF PERIOD	$166,578	$87,882

SUPPLEMENTAL DISCLOSURES

Interest Paid	$-	$2,846
Taxes Paid	$-	$-

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

On March 31, 2018, there were 65,000 outstanding options to purchase shares of our common stock.

The fair value of a stock option is determined using the Black-Scholes option-pricing model, which values options based on the stock price at the grant date, the expected life of the option, the estimated volatility of the stock, the expected dividend payments, and the risk-free interest rate over the life of the option. There were no options granted during the nine months ended March 31, 2018.

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

For the nine months ended March 31, 2018, the potential dilutive effects of the preferred stock and stock options were excluded in the weighted-average shares outstanding, as the shares would have an anti-dilutive effect on the loss from continuing operations.

NOTE B - INVENTORIES

Inventories consisted of the following:	March 31, 2018	June 30, 2017

Finished Goods	$460,975	$384,350

Raw Materials	189,955	193,024
	$650,930	$577,374

At March 31, 2018 and June 30, 2017, $70,655 of our inventory was considered non-current as it will not be used within a one year period.

NOTE C - STOCKHOLDERS' EQUITY

During January 1995, the Company's Board of Directors authorized the issuance of up to 4,000,000 shares of Series A Cumulative Convertible Preferred Stock ("Series A Preferred Stock"). The preferred stockholders are entitled to receive, as and if declared by the board of directors, quarterly dividends at an annual rate of $.10 per share of Series A Preferred Stock per annum. Dividends will accrue without interest and will be cumulative from the date of issuance of the Series A Preferred Stock and will be payable quarterly in arrears in cash or publicly traded common stock when and if declared by the Board of Directors. As of March 31, 2018, no dividends have been declared. Dividends in arrears on the outstanding preferred shares total $370,709 as of March 31, 2018.

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

NOTE D - INCOME TAXES AND AVAILABLE CARRYFORWARD

As of March 31, 2018, the Company had consolidated income tax net operating loss ("NOL") carryforwards for federal income tax purposes of approximately $1,560,000. The NOL will expire in various years ending through the year 2035. The utilization of certain loss carryforwards are limited under Section 382 of the Internal Revenue Code.

The components of the (provision) for income tax expense attributable to continuing operations are as follows:

	Nine Months 3/31/2018	Nine Months 3/31/2017
Current
Federal	$0	$0
State	0	0
	$0	$0

Deferred
Federal	$(376,305)	$(26,015)
State	(53,069)	(4,685)
	$(429,374)	$(30,700)

Total Income Tax (Expense)	$(429,374)	$(30,700)

Deferred income taxes reflect the net tax effects of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:

Non-Current
Deferred tax assets
NOL and contribution carryforwards	$323,759
Accrued compensated absences	8,657
Accrued bonus	9,965
Allowance for doubtful accounts	914
Total deferred tax assets	343,294

Deferred tax (liabilities)
Excess of tax over book depreciation	(781)
Total deferred tax (liabilities)	(781)

Total deferred tax asset	$342,514
Valuation Allowance	$(108,150)
Net deferred tax asset	$234,364

The change in valuation allowance is as follows:
March 31, 2018	$(108,150)
June 30, 2017	0
$(108,150)

Management believes it is more likely than not that the tax benefit of approximately $322,000 of NOL carryforwards will not be realized because management estimates that they will expire prior to their utilization. Therefore, management provided a valuation allowance of $108,150 against its deferred tax asset. Management will continue to evaluate its operating results each reporting period and assess whether it will be able to utilize all available NOL carryforwards before expiration.

During the nine months ended March 31, 2018, the Company revised its estimated annual effective rate to reflect a change in the federal statutory rate from 35% to 21%, resulting from legislation that was enacted on December 22, 2017. The rate change is administratively effective at the beginning of our fiscal year, using a blended rate for the annual period. As a result, the blended statutory tax rate for the year is 28.06%. As a result, income tax expense reported for the first nine months was adjusted to reflect the effects of the change in the tax law and resulted in an increase in income tax expense of $278,999 for the nine months ended March 31, 2018 from application of the newly enacted rates to existing deferred balances.

The accounting for the effects of the rate change on deferred tax balances is complete and no provisional amounts were recorded for this item.

Income taxes for the nine months ended March 31, 2018 and 2017 differ from the amounts computed by applying the effective income tax rate of 32.01% and 37.63%, respectively, to income before income taxes as a result of the following:

	Nine Months March 31, 2018	Nine Months March 31, 2017
Expected (provision) at US statutory rate	$(33,604)	$(24,224)
State income tax net of federal (provision)	(4,740)	(2,586)
Nondeductible Expense	(3,881)	(3,890)
Change in valuation allowance	$(108,150)	-
Effect of remeasurement due to tax reform	$(278,999)	-
Income Tax (Expense)	$(429,374)	$(30,700)

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

NOTE E - LINE OF CREDIT

The Company had a $250,000, due-on-demand line of credit with a financial institution, collateralized by the Company's inventory of $650,930 and net accounts receivable assets of $359,071. The line of credit expired in April 2018. The Company is currently looking to establish a line of credit with a different financial institution.

NOTE F - RELATED PARTY TRANSACTIONS

Our Chairman of the Board , Regina W. Anderson, guaranteed a $250,000 line of credit for the Company, through April 2018.

NOTE G - SUBSEQUENT EVENTS

We have evaluated subsequent events through May 15, 2018, which is the date the financial statements were available to be issued.

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

On June 16, 2016, the FASB issued Accounting Standards Update 2016-13, Financial Instruments - Credit Losses (Topic 326) (the "ASU"), which introduces new guidance for the accounting for credit losses on instruments within its scope. Given the breadth of that scope, the new ASU will impact both financial services and non-financial services entities. The guidance in this ASU is effective for public entities that meet the definition of an SEC filer for fiscal years beginning after December 15, 2019, and interim periods within those years. Early adoption is permitted in annual periods beginning after December 15, 2018. The Company is currently evaluating the effect that ASU No. 2016-13 will have on its consolidated financial statements and related disclosures.

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

Accounts Receivable Allowance

Accounts receivable allowance reflects a reserve that reduces our customer accounts and receivable to the net amount estimated to be collectible. The valuation of accounts receivable is based upon the creditworthiness of customers and third-party payers as well as historical collection experience. Allowances for doubtful accounts are recorded as a selling, general and administrative expense for estimated amounts expected to be uncollectible from third-party payers and customers. The Company bases its estimates on its historical collection experience, current trends, credit policy and on the analysis of accounts by aging category. At March 31, 2018, and June 30, 2017, our allowance for doubtful accounts totaled $2,855 and $1,001, respectively.

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

Deferred Income Taxes

Deferred income taxes are recognized for the expected tax consequences in future years for differences between the tax bases of assets and liabilities and their financial reporting amounts, based upon enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. The Company accounts for income taxes under Topic 740 - Income Tax in the Accounting Standards Codification. A valuation allowance is used to reduce deferred tax assets to the net amount expected to be recovered in future periods. The estimates for deferred tax assets and the corresponding valuation allowance require us to exercise complex judgments. We periodically review and adjust those estimates based upon the most current information available. As of March 31, 2018, the Company had a valuation allowance of $108,150. Because the recoverability of deferred tax assets is directly dependent upon future operating results, actual recoverability of deferred tax assets may differ materially from our estimates.

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

FINANCIAL CONDITION

As of March 31, 2018 the Company's principal sources of liquid assets included cash of $166,578, inventories of $580,275, and net accounts receivable of $359,071. The Company also has $153,259 in Certificate of Deposits. The Company had net working capital of $1,163,904, and no long-term debt of $2,000 at March 31, 2018.

During the nine months ended March 31, 2018 cash decreased from $173,173 as of June 30, 2017, to $166,578. Operating activities used cash of $54,929 during the period. The change is primarily the result of non-cash adjustments which provided cash of $466,603 and working capital adjustments and net loss which used cash of $211,925 and 309,607, respectively.

The Company reflected a non-current deferred tax asset of $234,364, at March 31, 2018. Because the recoverability of deferred tax assets is directly dependent upon future operating results, actual recoverability of deferred tax assets may differ materially from our estimates.

RESULTS OF OPERATIONS

Comparison of the three and nine months ended March 31, 2018 and 2017.

Net Sales during the quarter ended March 31, 2018, were $1,107,018 as compared to the previous year's quarter net sales of $928,636, an increase of $178,382, or approximately 19%. Net Sales during the nine months ended March 31, 2018, were $2,955,868 as compared to the previous year's period net sales of $2,848,204, an increase of $107,664, or approximately 4%. We believe sales were affected by a shift in distributor purchasing trends and increased competition in the marketplace, offset by new sales programs added as well as an increase in institutional and international sales.

Gross profit during the quarter ended March 31, 2018, was $809,129 as compared to $669,045 during the quarter ended March 31, 2017, an increase of $140,084 or 21%. As a percentage of net sales, gross profit was approximately 73% in the quarter ended March 31, 2018, and approximately 72% in the corresponding quarter in 2017. Gross profit during the nine months ended March 31, 2018, was $2,162,246 as compared to $2,018,960 during the nine months ended March 31, 2017, an increase of $143,286 or 7%. As a percentage of net sales, gross profit was approximately 73% in the nine months ended March 31, 2018, and approximately 71% in the corresponding period in 2017. We believe the Gross Profit increase was affected due to discarding expired inventory in the prior nine month period.

Operating expenses during the quarter ended March 31, 2018, were $726,450, consisting of $390,860 in salaries and benefits and $335,590 in selling, general and administrative expenses. This compares to operating expenses during the quarter ended March 31, 2017, of $683,989, consisting of $374,153 in salaries and benefits; and $309,836 in selling, general and administrative expenses. Expenses for the quarter ended March 31, 2018, increased by $42,461 or approximately 6% compared to the corresponding quarter in 2017. Operating expenses during the nine months March 31, 2018, were $2,043,118, consisting of $1,119,944 in salaries and benefits and $923,174 in selling, general and administrative expenses. This compares to operating expenses during the nine months ended March 31, 2017, of $1,946,370, consisting of $1,115,406 in salaries and benefits; and $830,964 in selling, general and administrative expenses. Expenses for the nine months ended March 31, 2018, increased by $96,748 or approximately 5% compared to the corresponding nine months in 2017. Increases in selling, general and administrative expenses in both three and nine month periods of 2018, were a direct result of increased marketing to promote new products.

Operating profit increased by $97,623 to an operating profit of $82,679 for the quarter ended March 31, 2018, as compared to an operating loss of $14,944 in the comparable quarter of the prior year. The increase in operating profit for the three month period, to the comparable quarter of the prior quarter, was primarily attributable to the increase in sales. Operating profit increased by $46,538 to an operating profit of $119,128 for the nine months ended March 31, 2018, as compared to an operating profit of $72,590 in the comparable nine months of the prior year. The increase in net income for the nine month period, to the comparable period of the prior year, was primarily attributable to the increase in sales and decrease in cost of sales.

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

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS

(A) EXHIBITS

31.1	Certification of Justice W. Anderson pursuant to Exchange Act Rule 13a-14(a)/15d-14(a)
31.2	Certification of James B. Anderson pursuant to Exchange Act Rule 13a-14(a)/15d-14(a)
32.1	Certification Pursuant to 18 U.S.C.§1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002
101.1*	The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, formatted in XBRL (Extensible Business Reporting Language): (I) the Condensed Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) the Notes to Condensed Consolidated Financial Statements
*	Furnished, not filed

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

PROCYON CORPORATION
May 15, 2018	By:/s/ JUSTICE W. ANDERSON
Date	Justice W. Anderson, Chief Executive Officer