Form 10-K
period 2018-06-30
PROCYON CORP
filed 2018-09-27
CIK 812306

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[x]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2018

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

Indicate by checkmark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

[ ] Large accelerated filer	[ ] Accelerated filer
[ ] Non-accelerated filer (Do not check if a smaller reporting company)	[X] Smaller reporting company
[ ] Emerging growth company

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

The aggregate market value of the 3,987,791 shares of Common Stock held by non-affiliates was $1,196,337 on September 21, 2018, the date of the last sale of common stock, based on the average bid and asked price of $.30 on such date.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

As of September 21, 2018, there were 8,077,388 shares of the issuers Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

None.

PART I

ITEM 1.	BUSINESS

History and Organization

Procyon Corporation ("Procyon" or the "Company") consolidates the operations of Procyon with AMERX® Health Care Corporation("AMERX") and Sirius Medical Supply, Inc. ("Sirius"), its wholly-owned subsidiaries, for financial purposes. Collectively throughout this report, Procyon, Amerx and Sirius may be referred to as the "Company," "us," or "we" or "our."

Procyon, a Colorado corporation, was incorporated on March 19, 1987, and was deemed a development stage company until May 1996, when we acquired Amerx, a corporation based in Clearwater, Florida, which was wholly owned by John C. Anderson, our deceased Chief Executive Officer. AMERX® develops and markets proprietary medical products used in the treatment of pressure ulcers, stasis ulcers, wounds, dermatitis, inflammation and other skin problems. Historically, AMERX's products are sold through distributors to healthcare institutions including hospitals, wound care clinics, nursing homes and home health care agencies and to retailers including national and regional chain stores and pharmacies and to healthcare practitioners who treat wounds. Sirius no longer has any material operations.

Products

Major product lines - AMERX®, AMERIGEL® , HELIX3 Bioactive Collagen®, EXTREMIT-EASE® Compression Garment

AMERX markets a proprietary line of AMERIGEL® advanced skin and wound care products made with Oakin®, proven to promote healing in wound and problematic skin conditions including the AMERIGEL® Hydrogel Wound Dressing, AMERIGEL® Post Op Surgical Kits, AMERIGEL® Saline Wound Wash, AMERIGEL® Care Lotion and AMERIGEL® Barrier Lotion. These products have become the core foundation for AMERX’s growth. In the second half of fiscal 2015, AMERX expanded its product brands by introducing the HELIX3 Bioactive Collagen®. HELIX3 is available in two forms: Collagen Powder (HELIX3 CP®) and Collagen Matrix (HELIX3 CM®), developed to address market segments previously unavailable to AMERX. In fiscal 2016, AMERX continued its brand expansion by introducing the AMERX branded wound care product line. The line consists of: AMERX Calcium Alginate Dressing, AMERX Foam Dressing, AMERX Gauze Dressing, AMERX Hyrdocolloid Dressing, and AMERX Wound Care Kits, including AMERX Calcium Alginate Wound Care Kit, AMERX Collagen Matrix Wound Care Kit, AMERX Collagen Powder Wound Care Kit, AMERX Foam Wound Care Kit and AMERX Hydrogel Wound Care Kit. In fiscal 2017, AMERX expanded its product line to include a new segment of the wound care market by introducing the EXTREMIT-EASE® Compression Garment line, a patent-pending product. These new products have demonstrated early success and product expansion has made it possible for AMERX to provide treatments outside its historical niche. AMERX looks to continue this new product trend in fiscal 2019.

AMERX® wound care products sold under the brand names AMERIGEL®, HELIX3®, AMERX® and EXTREMIT-EASE® have received approval for Medicare reimbursement, assigned by the Pricing, Data Analysis and Coding contractor for Medicare and Medicaid ("PDAC"). We believe this reimbursement code is beneficial to AMERX's business, allowing customers on Medicare to seek coverage for use of these products.

AMERX spent approximately $42,000 towards research and development efforts over the past fiscal year. These efforts were directed towards additional studies aimed at proving product safety and efficacy and expanding existing markets and new products.

The AMERIGEL® product line with OAKIN® is based on proprietary formulations which are protected as trade secret information and with registered trademarks. AMERX filed for patient protection on the Extremit-Ease Compression Garment in 2017. The patent is still pending, awaiting a final determination by the US patent office. HELIX3®, HELIX3 CP®, HELIX3 CM® and HELIX3 Bioactive Collagen®, OAKIN® and EXTREMIT-EASE® are registered trademarks of AMERX Health Care. All products are registered with the Food and Drug Administration ("FDA").

AMERX product lines continue to gain acceptance within the health care community. AMERX owns and operates four different websites. The sites can be viewed at www.amerigel.com, www.amerxhc.com, www.extremitease.com and www.amerxstore.com. These websites provide viewer-focused information about AMERX's products to consumers (amerigel.com and extremitease.com) and health care providers (amerxhc.com). Amerxstore.com, amerigel.com and extremitease.com are equipped to handle direct sales to the public.

Market for Products

We have expanded our product line over the last three fiscal years to address a broader range of wound applications. Our core AMERIGEL® product line containing Oakin® established our presence in the physician market to address skin and wound care treatment needs. HELIX3® Bioactive Collagen was added to our product line in fiscal 2015 and AMERX® Kits, dressings and bandages in fiscal 2016 to address the broader wound care market needs for an increasing number of people with diabetes and obesity. This market is primarily comprised of hospitals, wound care centers, nursing homes, home health care agencies and health care practioners. The EXTREMIT-EASE® Compression Garment, introduced in 2017, enables AMERX Health Care to compete in the global compression therapy market, a multi-billion market that is projected to escalate as a result of aging populations, rising prevalence of diabetes, lymphatic diseases, cancer surgeries, venous diseases and sports injuries.

We believe AMERX Health Care's products offer quality, efficacious treatment options for acute and chronic wounds, ulcers and recurring skin conditions; and therapy options for edema most often treated by health care professionals. The retail market for AMERX products is comprised of national and regional chain stores, independent retail pharmacies and medical supply stores.

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

We periodically receive inquiries about international market distribution for the AMERIGEL® product line. These inquiries have been generated by our advertising, market presence and web sites (www.amerxhc.com, www.amerigel.com and www.extremitease.com). We respond to and pursue all such inquiries, while complying with applicable international regulatory guidelines.

In fiscal 2018, AMERX generated all of our net sales of approximately $4,020,000.

Significant Customer(s)

During fiscal 2018, no customer accounted for 10% or more of AMERX's sales.

Manufacturing

During fiscal 2018, the majority of manufacturing of AMERX's products was completed by non-affiliated manufacturing facilities. AMERX has written contracts with its manufacturers (and there are no minimum purchase requirements). The agreements / arrangements made with multiple manufacturers reduces the potential risk associated with relying on a single manufacturer. AMERX believes there are additional companies that could manufacture AMERX products according to specifications, if necessary.

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

Proprietary Rights

The United States Patent and Trademark Office registered the Company's AMERIGEL® trademark in January 1999. OAKIN®, the principal proprietary ingredient used in AMERIGEL® products, became a registered trademark in 2007. In fiscal 2016, AMERX received registered trademarks for the OAKIN® logo, HELIX3®, HELIX3 CM®, HELIX3 CP® and the HELIX3® logo. In fiscal 2017, AMERX received registered trademark approval for the EXTREMIT-EASE® Compression Garment name, logo and mark "WHERE COMPRESSION MEETS COMPLIANCE". All registered trademarks have been periodically renewed, when required, and are currently in effect. In 2017 AMERX Health Care filed a patent application related to our EXTREMIT-EASE® compression product. AMERX relies on a combination of trademarks, patents, trade secret protection and confidentiality agreements to establish and protect its proprietary rights.

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

Order Placement and Backlog

There were no back orders as of June 30, 2018 and June 30, 2017, respectively.

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

We believe that, as of June 30, 2018 we are in compliance with all applicable laws and regulations relating to our operations in all material respects. Compliance with the various provisions of national, state and local laws and regulations has had a material adverse effect upon the capital expenditures, earnings, financial position, liquidity and competitive position of the Company. We have incurred and will continue to incur costs in order to remain compliant with the latest regulations of the US Securities and Exchange Commission (“SEC”) and the FDA.

Employees

As of September 1, 2018, the Company and its subsidiary employ a total of 16 full time and 2 part time employees, consisting of 7 management employees, 4 sales-related employees and 7 administrative employees. One employee works under Procyon and seventeen employees work under the AMERX subsidiary.

ITEM 2.	PROPERTIES

We currently maintain our corporate office, and those of AMERX and Sirius, at 1300 South Highland Ave, Clearwater, Florida 33756. Our office consists of approximately 3,800 square feet of space. We own the building free and clear of any mortgage or lien.

On May 29, 2015 the Company entered into a lease agreement to lease 3,200 square feet of warehouse space in Clearwater, FL. The Company’s product line expansion required additional warehouse space. The lease is a sixty-three month lease starting July 1, 2015 and ending September 30, 2020. Lease payments started at $1,700 per month in year one and will increase to $1,913 per month in year five. This lease was amended on February 1, 2018 to increase the square footage of the new premises to 4,892 square feet and the lease term to April 2021. The amended lease payments begin at $2,752 per month (plus applicable sales tax) and increase 3% per year starting May 2019 and May 2020, respectively.

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

Fiscal 2018	HIGH	LOW
First Quarter	$.21	$.19
Second Quarter	$.20	$.15
Third Quarter	$.22	$.11
Fourth Quarter	$.17	$.11

Fiscal 2017
First Quarter	$.22	$.13
Second Quarter	$.30	$.13
Third Quarter	$.31	$.13
Fourth Quarter	$.19	$.18

As of September 21, 2018, there were approximately 110 record holders of the Company’s Common Stock. On September 5, 2018, the closing bid price of the Company’s common stock was $.26 and the closing ask price was $.26. On September 5, 2018, the last date on which a sale occurred, the last reported sale price was $.26.

Holders of Common Stock are entitled to receive such dividends if declared by the Company’s Board of Directors. We have not declared any dividends on our Common Stock and have no current plans to declare a dividend in the immediate future.

Holders of the Series A Cumulative Convertible Preferred Stock (the “Preferred Stock”) are entitled to receive, if declared by the Board of Directors, quarterly dividends at an annual rate of $.10 per share. Dividends accrue without interest, from the date of issuance, and are payable in arrears in cash or common stock, when and if declared by the Board of Directors. No dividends had been declared or paid at June 30, 2018, and dividends, if ever declared, in arrears at such date total $375,136.

Holders of the Preferred Stock have the right to convert their shares of Preferred Stock into an equal number of shares of Common Stock of the Company. In addition, every holder of preferred stock is entitled to that number of votes equal to the number of shares of common stock into which the preferred stock is convertible. Such preferred shares will automatically convert into one share of Common Stock at the close of a public offering of Common Stock by the Company provided the Company receives gross proceeds of at least $1,000,000, and the initial offering price of the Common Stock sold in such offering is equal to or in excess of $1 per share. During fiscal 2017, one holder of shares of Preferred Stock voluntarily converted their Preferred shares into shares of Common Stock. No shares were converted during fiscal 2018. So long as any shares of Series A Preferred Stock are outstanding, the Company is prohibited from declaring dividends or other distributions related to its Common Stock or purchasing, redeeming or otherwise acquiring any of the Common Stock.

As reflected in the price quotations above, there have been price fluctuations in the Company’s Common Stock. Factors that may have caused or can cause market prices to fluctuate include the number of shares available in the public float, any purchase or sale of a significant number of shares during a relatively short time period, quarterly fluctuations in results of operations, issuance of additional securities, entrance of such securities into the public float, market conditions specific to the Company’s industry and market conditions in general, and the willingness of broker-dealers to effect transactions in low priced securities. In addition, the stock market in general has experienced significant price and volume fluctuations in recent years. These fluctuations, may have had a substantial effect on the market price for many small capitalization companies such as the Company. Factors such as those cited above, as well as other factors that may be unrelated to the operating performance of the Company, may significantly affect the price of the Common Stock.

Equity Compensation Plan Information

The following table contains information regarding Procyon’s equity compensation plans as of June 30, 2018. The Company maintains one equity compensation plan, Procyon Corporation 2009 Stock Option Plan (the "2009 Option Plan"), which was approved by our shareholders in December 2009. Our 1998 Omnibus Stock Option plan (the “1998 Option Plan”) expired by its own terms in December 2008. No additional options may be issued under the 1998 Option Plan, and none remain outstanding.

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

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

This Report on Form 10-K, including Management’s Discussion and Analysis or Plan of Operation, contains forward-looking statements. When used in this report, the words “may”, “will”‚ “expect”‚ “anticipate”‚ “continue”‚ “estimate”‚ “project”‚ “intend”‚ “seek”, “hope”‚ “believe” and similar expressions, variations of these words or the negative of those words, and, any statement regarding possible or assumed future results of operations of the Company’s and its subsidiaries’ business, the markets for its products, anticipated expenditures, regulatory developments or competition, or other statements regarding matters that are not historical facts, are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 regarding events, conditions and financial trends including, without limitation, business conditions in the skin and wound care market and the general economy, competitive factors, changes in product mix, production delays, manufacturing capabilities, new and unanticipated governmental regulations and other risks or uncertainties detailed in other of the Company’s Securities and Exchange Commission filings. Such statements are based on management’s current expectations and are subject to risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, the Company’s actual plan of operations, business strategy, operating results and financial position could differ materially from those expressed in, or implied by, such forward-looking statements.

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

-	legislative or regulatory programs that may influence prices of medical devices could have a material adverse effect on our business;
-	the demand for our products may decrease because of various factors, such as adverse business conditions and a sluggish U.S. economy;
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

Deferred Income Taxes

Deferred income taxes are recognized for the expected tax consequences in future years for differences between the tax bases of assets and liabilities and their financial reporting amounts, based upon exacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. The Company accounts for income taxes under Topic 740 - Income Tax in the Accounting Standards Codification. A valuation allowance is used to reduce deferred tax assets to the net amount expected to be recovered in future periods. The estimates for deferred tax assets and the corresponding valuation allowance require us to exercise complex judgments. We periodically review and adjust those estimates based upon the most current information available. We did not have a valuation allowance as of June 30, 2017. We had a valuation allowance of $133,867 as of June 30, 2018.

Revenue Recognition

The Company recognizes revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin Topic 13, “Revenue Recognition”, which requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the seller’s price to the buyer is fixed or determinable; and, (4) collectibility is reasonably assured. We recognize revenue related to product sales upon the shipment of such orders to customers.

Revenue from Contracts with Customers (Topic 606)

In May 2014, the FASB issued a new standard related to revenue recognition. Under the new standard, recognition of revenue occurs when a customer obtains control of promised goods or services in an amount that reflects the consideration to which the entity expects to receive in exchange for those goods or services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The new standard will be effective for the Company beginning after December 15, 2017, including interim reporting periods within that reporting period. Management has determined there will be no effect to the financials based on this new standard.

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

AMERX markets AMERIGEL®, HELIX3®, AMERX® wound care products and EXTREMIT-EASE® compression garments to institutional customers such as hospitals, wound care clinics, skilled nursing facilities, home health agencies and to physicians and other health care practitioners. AMERIGEL® and EXTREMIT-EASE® products are also marketed to retail customers through direct sales, internet sales and through independent and retail chain drug stores and to physicians and other health care practitioners.

AMERX’s products are distributed to institutions and to retail stores through national, regional and local distributors as well as through direct sales and internet sales.

Future Expectations

AMERX expects to further penetrate the health care market through its participation in industry trade shows, advertisements in trade journals, development of additional distributor relationships and by opening new geographical territories (including international markets). AMERX management seeks to develop additional markets as the AMERIGEL®, HELIX3®, AMERX® and EXTREMIT-EASE® product lines gain broader acceptance in markets involved in advanced wound and skin care. AMERX management also seeks to develop new products to be released as soon as practicable, with expansion of the HELIX3® and EXTREMIT-EASE® lines expected in fiscal 2019.

Results of Operations

Comparison of Fiscal 2018 and 2017.

During fiscal 2018 and 2017, our results of operations related solely to the operations of AMERX. Net sales during fiscal 2018 were approximately $4,020,000 as compared to approximately $4,012,000 in fiscal 2017, an increase of approximately $8,000. Sales grew through continued sales of core brands combined with growth in new product brand sales.

Cost of sales were approximately $1,085,000 in fiscal 2018, as compared to approximately $1,263,000 in fiscal 2017, a decrease of approximately $178,000 or 16%. Cost of sales in fiscal 2018, as a percentage of net sales, decreased approximately 4% to 27%.

Gross profit increased to approximately $2,936,000 during fiscal 2018, as compared to approximately $2,750,000 during fiscal 2017, an increase of about $186,000, or 7%. As a percentage of net sales, gross profit was approximately 73% in fiscal 2018 as compared to 69% in fiscal 2017.

Operating expenses during fiscal 2018 were approximately $2,809,000, consisting of approximately $1,496,000 in salaries and benefits and $1,313,000 in selling, general and administrative expenses. Operating expenses in fiscal 2017 were approximately $2,720,000 and consisted of approximately $1,567,000 in salaries and benefits and approximately $1,153,000 in selling, general and administrative expenses. This represents an increase in expenses of approximately $89,000 in fiscal 2018 over the operating expenses in fiscal 2017. As a percentage of net sales, operating expenses during fiscal 2018 were 70% as compared to 68% during fiscal 2017; as net sales increased approximately $8,000 for the year on an approximately $89,000 increase in expenses. Salaries and Benefits decreased secondary to not meeting incentive and commission goals. Selling, General and Administrative expenses increased due to increased marketing incurred launching new products.

Income from operations finished at approximately $127,000 in 2018, as compared to approximately $30,000 in fiscal 2017. Income before income taxes finished at approximately $128,000 in 2018, as compared to income of approximately $29,000 in 2017. Net loss (after dividend requirements for Preferred Shares) was approximately $273,000 during fiscal 2018, compared to approximately $26,000 of net income during fiscal 2017. The Company recorded approximately $383,000 of income tax expense when determining the net income available to common shares in fiscal 2018.

Management believes it is more likely than not that the tax benefit of approximately $528,000 of NOL carryforwards will not be realized because management estimates that they will expire prior to their utilization. Therefore, management provided a valuation allowance of $133,867 against its deferred tax asset. Management will continue to evaluate its operating results each reporting period and assess whether it will be able to utilize all available NOL carryforwards before expiration.

Liquidity and Capital Resources

Historically, we have financed our operations through revenues from operations. As of June 30, 2018, our principal sources of liquidity included inventories of approximately $577,000, net accounts receivable of approximately $372,000, cash of approximately $270,000, and certificates of deposit of approximately $153,000. We had net working capital of approximately $1,058,000 at June 30, 2018.

Operating activities provided cash of approximately $86,000 during fiscal 2018, and approximately $200,000 during fiscal 2017, consisting primarily of a decrease in net income of approximately $256,000, non-cash increases of approximately $432,000 and decreases in operating assets and liabilities of approximately $90,000 in fiscal 2018 and an increase in net income of approximately $12,000, non-cash increases of approximately $65,000 and increases in operating assets and liabilities of approximately $122,000 in fiscal 2017. Cash provided by investing activities during fiscal 2018 was approximately $14,000 as compared to cash provided in fiscal 2017 of approximately $43,000, respectively. Cash used in financing activities during fiscal 2018 was $4,000 and used by $129,000 during fiscal 2017.

During fiscal 2018, no holders of shares of Preferred Stock converted their shares to Common Stock.

Commitments of Capital Expenditures

At June 30, 2018, the Company had no commitments for capital expenditures.

Off-Balance Sheet Arrangements

During fiscal years 2018 and 2017, we did not have any relationships or arrangements with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated financial statements as of June 30, 2018, and 2017 were audited by Ferlita, Walsh, Gonzalez and Rodriguez, P.A., the Company’s independent auditors, as indicated in their report included appearing at page F-1.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2018. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework, Guidance for Smaller Public Companies. Our assessment based on those criteria concludes that, as of June 30, 2018, the Company’s internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with Generally Accepted Accounting Principles (“GAAP”) rules as more fully described below. This was due to a deficiency that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be a material weakness. The matter involving internal controls and procedures that the Company’s management considers to be a material weakness under the standards of the Public Company Accounting Oversight Board in fiscal 2018 is inadequate segregation of duties consistent with control objectives. Management believes that this material weakness did not have an adverse effect on the Company’s financial results reported herein. We believe that this material weakness will be remedied with growth of the Company in the future and hiring of additional personnel.

The Company is committed to continuous improvement of our internal control environment and financial organization. As part of this commitment, we intend to increase our personnel resources and technical accounting expertise within the accounting function through outside assistance from accounting experts and increase our segregation of duties within the company within the limits of our existing personnel. In addition, we intend to continually evaluate our policies and procedures to keep up with and expand our internal controls and quality of financial reporting within our personnel as our company grows. We expect to involve the board of directors more during the year regarding Company operations, including annual and quarterly risk assessments, strategic planning, and financial oversight and reporting. We expect to strengthen the expertise of the board by adding future members that have financial and business expertise in our industry. We intend to add additional members to the audit committee and require the audit committee members to further their understanding of applicable rules and requirements and continue their oversight responsibility of implementing necessary and effective internal control policies and procedures. We intend to monitor and evaluate the effectiveness of our internal controls and procedures over financial reporting on an ongoing basis and are committed to taking further action and implementing additional improvements as necessary and as resources allow.

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

(c) Changes in internal control over financial reporting. The Company has eliminated all material weaknesses with the exception of the segregation of duties weakness noted above. The Company will not be able to eliminate this material weakness until such time as growth in the numbers of employees permits. As the Company grows this will be addressed.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

NAME	Age	Capacities in Which Served	Director Since
Regina W. Anderson	71	Chairwoman of the Board	2005
Fred W. Suggs, Jr.	71	Director	1995
James B. Anderson	48	Director, Chief Financial Officer; Vice President - Operations, AMERX Health Care Corp.	2006
Justice W. Anderson	41	Director, Chief Executive Officer,- Procyon, President, AMERX Health Care Corp.	2006
Michael T. Foley	80	Director	2006
Joseph R. Treshler	65	Director	2013
Dr. Paul E. Kudelko, Sr	78	Director	2013
George O. Borak	57	Vice President - Sales, AMERX Health Care Corp.

Regina Anderson. Ms. Anderson has served as Chairwoman of the Board of Directors since September 2005, and as our Chief Executive Officer from November 2005 through December 2017. Ms. Anderson has 36 years experience in the medical field and 30 years of management experience. Ms. Anderson worked at Health South Rehabilitation Hospital for ten years as Outpatient Director, in charge of the main outpatient center plus four satellite offices. Prior to her work at HealthSouth, Regina was Vice-President of Operations at Stuffit Direct Marketing Company from 1980 through 1989. Regina received her Masters Degree from Kansas State University in 1970.

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

James B. Anderson. Mr. Anderson, a Director since 2006, has served as our Chief Financial Officer since June 2005. In addition, from September 22, 2005, until that position was filled by Regina Anderson on November 1, 2005, Mr. Anderson served as Interim Chief Executive Officer. On June 28, 2005, Mr. Anderson was appointed to serve as the President of Sirius Medical Supply, Inc. Since 1993, Mr. Anderson has been involved with AMERX Health Care Corporation as its Chief Information Officer until 2005, when he was appointed VP of Operations. In 1996, Mr. Anderson became involved with Procyon Corporation after its merger and has since performed the duties of Vice President of Operations. Prior to Mr. Anderson’s work with the Company, he was involved with importing and exporting to Russia and Direct Mail Marketing. He received a B.S. from the University of South Florida. Mr. Anderson is the son of John C. Anderson, our late President, Chief Executive Officer and Chairman of the Board, the son of Regina Anderson, the Company’s Chairwoman of the Board and former Chief Executive Officer of Procyon, and the brother of Justice W. Anderson, our Chief Executive Officer/President of Procyon and Vice President of Marketing and the President of AMERX Health Care Corporation.

Justice W. Anderson. Mr. Anderson currently serves as the Chief Executive Officer/ President for Procyon and President and V.P. of Marketing for AMERX Health Care Corporation. He has served on Procyon's Board of Directors since 2006. Mr. Anderson served as the Vice President of Sales for AMERX from January of 2001 until June of 2012 when the new V.P. of Sales was hired. Mr. Anderson has served on the Corporate Advisory Board of the American Academy of Podiatric Practice Management. Mr. Anderson joined AMERX in 2000 after receiving his B.A. degree from the University of Florida. Mr. Anderson is the son of John C. Anderson, our late President, Chief Executive Officer and Chairman of the Board, son of Regina Anderson, the Company's Chairwoman of the Board and former Chief Executive Officer/President of Procyon and the brother of James B. Anderson, our Chief Financial Officer.

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

Compliance with Section 16(a) of the Exchange Act

Under the securities laws of the United States, our directors, executive officers, and any persons holding more than ten percent of our Common Stock are required to report their initial ownership of the Company’s Common Stock and any subsequent changes in that ownership to the Securities and Exchange Commission and the Company. Specific due dates for these reports have been established and we are required to disclose any failure to file, or late filing, of such reports. Based solely on our review of the reports and amendments thereto furnished to the Company and written representations that all reports that were required to be filed in fiscal 2018, our officers, directors and beneficial owners of more than ten percent of its Common Stock complied with all Section 16(a) filing requirements.

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

In fiscal 2018, the Board of Directors held five formal meetings. A majority of directors attended each meeting in person or by telephone. The Compensation Committee held six meetings during fiscal 2018. The Audit Committee held two meetings during fiscal 2018 The Ethics Committee held two meeting during fiscal 2018.

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

Summary Compensation Table. The following table sets forth compensation information for the two fiscal years ended June 30, 2018 and 2017 of the Company’s Chief Executive Officer, Chief Financial Officer, the President and Vice President of Sales of our subsidiary, AMERX Health Care Corp. (the “Named Executive Officers”). Elements of compensation for our Named Executive Officers include salary, discretionary cash bonuses, stock option awards and other prerequisites and benefits. We do not have a pension plan and do not offer non-qualified deferred compensation arrangements.

Name and Principal Position	Year	Salary($)	Bonus($)	Option Awards ($)		Non-equity incentive plan compensation ($)(2)	All Other Compensation ($)	Total($)
Regina W. Anderson,	2018	$127,890	$0	0		$5,973	$0	$133,863
President, Chief Executive Officer through December 2017	2017	$161,821	$0	0		$2,904	$0	$164,725
Justice W. Anderson,	2018	$214,043	$0	$0		$15,981	$0	$230,024
President (AMERX ) CEO & President (Procyon) as of January 2018	2017	$214,043	$30,980	$4,745	(1)	$15,819	$0	$265,587
James B. Anderson,	2018	$152,900	$0	0		$15,981	$0	$168,881
Chief Financial Officer, Vice Pres. of Operations (AMERX )	2017	$151,233	$0	0		$15,819	$0	$167,052
George O Borak,	2018	$162,849	$7,671	0		$5,327	$0	$175,847
Vice Pres. Of Sales (AMERX )	2017	$149,995	$23,939	0		$5,273	$0	$179,207

1.     Aggregate grant date fair value. 25,000 options granted with $0.19 exercise price.

2.     Profit sharing earned in fiscal 2016/2017 respectively, but paid on or about October 1, 2016/2017 respectively.

Narrative Disclosure to Summary Compensation Table

Named Executive Officer's Employment Contracts

On March 9, 2018, Procyon and Amerx executed an Amended and Restated Executive Employment Agreement, effective January 9, 2018, with Regina W. Anderson, to serve as the Corporation’s Chairwoman of the Board for term through December 31, 2018, subject to approval by the Corporation’s Board of Directors at the Annual Meeting. The Agreement can be terminated upon thirty day’s notice with or without cause. The Agreement provides for a base annual salary of $70,000 and other benefits, including certain incentive bonus compensation based upon the Corporation’s net income before Net Operating Loss.

Ms. Anderson, our Chief Executive Officer/President, up through December 2017, previously entered into a Restated and Amended Executive Employment Agreement, effective July 1, 2017, with Procyon. The previous Agreement provides for a base annual salary of $158,000 and other benefits, including certain short-term and long-term incentive bonus compensation based upon the Company achieving certain financial goals for net profit. Ms. Anderson's previous Agreement called for a term of six months, but could be terminated by either party, with or without cause, upon thirty days’ written notice.

On March 9, 2018, the Corporation and Amerx executed an Amended and Restated Executive Employment Agreement, effective January 9, 2018, with Justice W. Anderson, for Mr. Anderson to serve as the Corporation’s Chief Executive Officer/President and Amerx’s President for a period of six months, subject to termination upon thirty day’s notice with or without cause. The Agreement further provides for a base annual salary of $210,000 and other benefits, including certain incentive bonus compensation based upon Amerx achieving certain financial goals for sales and net profit at the discretion of the Board of Directors.

Mr. Anderson previously entered into a Restated and Amended Executive Employment Agreement with the Company and AMERX effective July 1, 2017 to serve as AMERX’s President. The Agreement provided for a base annual salary of $210,000 and other benefits, including certain short-term and long-term incentive bonus compensation based upon AMERX achieving certain financial goals for sales and net profit. Mr. Anderson's previous Agreement called for a term of one year, but could be terminated by either party, with or without cause, upon thirty days’ written notice.

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

The following table sets forth certain information regarding beneficial ownership of our Common Stock as of September 21, 2018 by (i) each person known by the Company to own beneficially more than 5% of the outstanding Common Stock, (ii) each director or director nominee, and (iii) all executive officers and directors as a group. Each person has sole voting and sole investment or dispositive power with respect to the shares shown except as noted. As to the Company's preferred stock, as of September 21, 2018 no officer or director of the company owned any preferred shares. In addition, no individual shareholder beneficially owned more than 5% of the Company's preferred shares.

Common Shareholdings on September 21, 2018
		Number of		Percent of
Name and Address	(3)	Shares		Class (%)
Regina W. Anderson		78,060		1.0
Fred W. Suggs	(l)	100,000		1.2
James B. Anderson		81,000	(5)	1.0
Justice W. Anderson	(4)	3,490,500		43.2
Michael T. Foley	(2)	222,945	(6)	2.8
Joseph R. Treshler	(1) (2)	17,000		*
Paul E. Kudelko		0		*
George O. Borak		100,092		1.2
All directors and officers as a group (eight persons)		4,089,597		50.6
Roy M. Speer Foundation, 2535 Success Dr., Odessa, FL 33556		1,600,000		19.9

* Less than 1%

(1)	Member of the Compensation Committee.
(2)	Member of the Audit Committee.
(3)	Except as noted above, the address for all persons listed is 1300 S. Highland Ave, Clearwater, Florida 33756
(4)

Mr. Anderson beneficially owns 3,350,500 shares of common stock as Trustee of the John C. Anderson Trust in accordance with Mr. Anderson's will. He also owns of record 75,000 shares of common stock and options to purchase 65,000 shares of Common Stock.

(5)	Includes 10,000 shares in joint name with his wife.
(6)	Includes 17,945 shares of common stock owned of record by Mr. Foley’s wife’s trust, of which shares Mr. Foley disclaims beneficial ownership.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Other than transactions described below, since July 1, 2017, there has not been, nor is there currently proposed, any transaction or series of similar transactions to which we were or will be a party:

•	in which the amount involved exceeds $120,000; and,
•

in which any director, nominee for director, executive officer, shareholder which beneficially owns five percent or more of our common stock or any member of their immediate family members, had or will have a direct or indirect material interest.

Regina W. Anderson, our Chairwoman and through December 2017 Chief Executive Officer and President, personally guaranteed the $250,000 line of credit of which $0 and $0 was drawn out at June 30, 2018 and 2017, respectively. This line of credit expired in April of 2018 and was not renewed.

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

Audit Fees. In fiscal 2018, the Company paid to its independent accountants $52,750 in fees related directly to the audit and review of the Company’s financial statements. In fiscal 2017, the Company paid to its independent accountants $52,500 in fees related directly to the audit and review of the Company’s financial statements.

Audit-Related Fees. The Company’s independent accountants performed no other audit-related services for the Company during fiscal 2018 and 2017, other than the audit services described above.

Tax Fees: In fiscal 2018, the Company paid to its independent accountants $2,000 in fees related directly to tax preparations. In fiscal 2017, the Company paid to its independent accountants $2,000 in fees related directly to tax preparations.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)	Exhibits

1.	The financial statements filed herewith are listed in the Index to Financial Statements included in Item 7.

Exhibit No.		Document
*	3.1	Articles of Incorporation
+	3.1.1	Articles of Amendment to Articles of Incorporation
*	3.2	Bylaws
+	4.1	Designation of Series A Preferred Stock
&	10.1	Procyon Corporation 2009 Stock Option Plan
**	10.7	Lease agreement and Amended Lease Agreement, effective February 1, 2018.
//	10.9	Restated and Amended Executive Employment Agreement effective July 1, 2017 - Justice W. Anderson
//	10.10	Restated and Amended Executive Employment Agreement effective July 1, 2017 - James B. Anderson
//	10.11	Restated and Amended Executive Employment Agreement effective July 1, 2017 - Regina W. Anderson
//	10.12	Restated and Amended Executive Employment Agreement effective July 1, 2017 - George Borak
##	10.13	Restated and Amended Executive Employment Agreement effective January 9, 2018 - Justice W. Anderson
##	10.14	Restated and Amended Executive Employment Agreement effective January 9, 2018 - Regina W. Anderson
++	14.1	Code of Ethics for Senior Financial Officers.
x	31.1	Certification of Justice W. Anderson pursuant to Exchange Act Rule 13a-14(a)/15d-14(a)
x	31.2	Certification of James B. Anderson pursuant to Exchange Act Rule 13a-14(a)/15d-14(a)
x	32.1	Certification Pursuant to 18 U.S.C. § 1350, as Adopted Pursuant to Section906 of the Sarbanes-Oxley Act Of 2002
&&	101.1	The following materials from the Company's Annual Report on Form 10-K for the period ended June 30, 2018, formatted in XBRL (Extensible Business Reporting Language): (I) the Condensed Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) the Notes to Condensed Consolidated Financial Statements

*	Incorporated by reference to the Company’s Registration Statement on Form S-1, S.E.C. File No.33-13273.
+	Incorporated by reference to the Company’s Form 10-KSB for the fiscal year ended June 30, 1995
++	Incorporated by reference to the Company’s Schedule 14A filed on or about October 15, 2004.
**	Incorporated by reference to the Company’s Form 8-K filed on or about March 14, 2018.
x	Filed herewith.
&	Incorporated by reference to the Company’s Schedule 14A filed on or about November 9, 2009.
//	Incorporated by reference to the Company’s Form 8-K filed on or about August 23, 2017.
##	Incorporated by reference to the Company’s Form 8-K filed on or about March 14, 2018.
&&	Furnished, not filed

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

PROCYON CORPORATION By: /s/ Justice W. Anderson Justice W. Anderson, Chief Executive Officer/President

Date: September 27, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the registrant and in the capacities and on the dates indicated have signed this report below.

Signature	Title	Date

/s/ Regina W. Anderson	Chairwoman of the Board	September 27, 2018
Regina W. Anderson

/s/ James B. Anderson	Chief Financial Officer,	September 27, 2018
James B. Anderson	President (Sirius) and Director

/s/ Justice W. Anderson	President (AMERX) and Director,	September 27, 2018
Justice W. Anderson	Chief Executive Officer and President(Procyon)

/s/ Michael T. Foley	Director	September 27, 2018
Michael T. Foley

/s/ Fred W. Suggs, Jr.	Director	September 27, 2018
Fred W. Suggs, Jr.

/s/ Joseph R. Treshler	Director	September 27, 2018
Joseph R. Treshler

/s/ Paul Kudelko	Director	September 27, 2018
Paul Kudelko

EXHIBIT INDEX

Exhibit No.	Document	Item No.
* 3.1	Articles of Incorporation	3
+ 3.1.1	Articles of Amendment to Articles of Incorporation	3
* 3.2	Bylaws	3
+ 4.1	Designation of Series A Preferred Stock	4
& 10.1	Procyon Corporation 2009 Stock Option Plan
** 10.7	Lease and Amended Lease, effective February 1, 2018.
//10.9	Restated and Amended Executive Employment Agreement effective July 1, 2017 - Justice W. Anderson
//10.10	Restated and Amended Executive Employment Agreement effective July 1, 2017 - James B. Anderson
//10.11	Restated and Amended Executive Employment Agreement effective July 1, 2017 - Regina W. Anderson
// 10.12	Restated and Amended Executive Employment Agreement effective July 1, 2017 - George Borak
## 10.13	Restated and Amended Executive Employment Agreement effective January 9, 2018 - Justice W. Anderson
## 10.14	Restated and Amended Executive Employment Agreement effective January 9, 2018 - Regina W. Anderson
++14.1	Code of Ethics for Senior Financial Officers.
x 31.1	Certification of Justice W. Anderson pursuant to Exchange Act Rule 13a-14(a)/15d-14(a)	31
x 31.2	Certification of James B. Anderson pursuant to Exchange Act Rule 13a-14(a)/15d-14(a)	31
x 32.1	Certification Pursuant to 18 U.S.C. § 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002	32
&&101.1	The following materials from the Company's Annual Report on Form 10-K for the period ended June 30, 2018, formatted in XBRL (Extensible Business Reporting Language): (I) the Condensed Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) the Notes to Condensed Consolidated Financial Statements

*	Incorporated by reference to the Company’s Registration Statement on Form S-1, S.E.C. File No. 33-13273.
+	Incorporated by reference to the Company’s Form 10-KSB for the fiscal year ended June 30, 1995
++	Incorporated by reference to the Company’s Schedule 14A filed on or about October 15, 2004
**	Incorporated by reference to the Company’s Form 8-K filed on or about March 14, 2018
x	Filed herewith.
&	Incorporated by reference to the Company’s Schedule 14A filed on or about November 9, 2009.
//	Incorporated by reference to the Company’s Form 8-K filed on or about August 23, 2017.
##	Incorporated by reference to the Company’s Form 8-K filed on or about March 14, 2018.
&&	Furnished, not filed

PROCYON CORPORATION AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
Years Ended June 30, 2018 and 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Procyon Corporation and Subsidiaries

Clearwater, Florida

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Procyon Corporation and subsidiaries (the "Company") as of June 30, 2018 and 2017, the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the two-year period ended June 30, 2018 and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the two-year period ended June 30, 2018, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ferlita, Walsh, Gonzalez & Rodriguez, P.A.

We have served as the Company's auditor since 1998.

Tampa, Florida

September 21, 2018

PROCYON CORPORATION & SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
June 30, 2018 and 2017

	2018	2017
ASSETS

CURRENT ASSETS
Cash	$270,313	$173,173
Certificates of Deposit, plus accrued interest	153,457	102,141
Accounts Receivable, less allowance for doubtful accounts of $2,804 and $1,001 respectively	372,309	391,539
Inventories	416,621	506,719
Prepaid Expenses	171,340	175,206
TOTAL CURRENT ASSETS	1,384,040	1,348,778

CERTIFICATES OF DEPOSIT, PLUS ACCRUED INTEREST	-	111,669

PROPERTY AND EQUIPMENT, NET	512,353	513,779

OTHER ASSETS
Deposits	4,192	4,192
Inventories	160,294	70,655
Intangible Asset	17,000	17,000
Deferred Tax Asset, Net of Valuation Allowance of $133,867 and $0, respectively	280,370	663,738
	461,856	755,585

TOTAL ASSETS	$2,358,249	$2,729,811

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts Payable	$95,472	$120,584
Capital Lease Liability	2,110	3,788
Accrued Expenses	228,894	315,829
TOTAL CURRENT LIABILITIES	326,476	440,201

CAPITAL LEASE LIABILITY	-	2,110

TOTAL LIABILITIES	326,476	442,311

COMMITMENTS AND CONTINGENCIES (NOTE I)	-	-

STOCKHOLDERS' EQUITY
Preferred Stock, 496,000,000 shares authorized, none issued.	-	-
Series A Cumulative Convertible Preferred Stock, no par value; 4,000,000 shares authorized; 177,100 and 177,100 shares issued and outstanding, respectively.	136,860	136,860
Common Stock, no par value, 80,000,000 shares authorized; 8,077,388 outstanding	4,434,766	4,434,766
Paid-in Capital	15,885	15,885
Accumulated Deficit	(2,555,738)	(2,300,011)
TOTAL STOCKHOLDERS' EQUITY	2,031,773	2,287,500

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,358,249	$2,729,811

The accompanying notes are an integral part of these financial statements.

PROCYON CORPORATION & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended June 30, 2018 and 2017

	2018	2017

NET SALES	$4,020,274	$4,012,419

COST OF SALES	1,084,574	1,262,626

GROSS PROFIT	2,935,700	2,749,793

OPERATING EXPENSES
Salaries and Benefits	1,496,076	1,567,049
Selling, General and Administrative	1,312,539	1,152,780
	2,808,615	2,719,829

INCOME / (LOSS) FROM OPERATIONS	127,085	29,964

OTHER INCOME (EXPENSE)
(Loss) on Disposal of Assets	(290)	-
Interest Expense	-	(2,846)
Interest Income	846	1,868
	556	(978)

INCOME BEFORE INCOME TAXES	127,641	28,986

INCOME TAX EXPENSE	(383,368)	(16,608)

NET (LOSS) INCOME	(255,727)	12,378

Dividend requirements on preferred stock	(17,710)	13,315

Basic net (loss) income available to common shares	$(273,437)	$25,693

Basic net (loss) income per common share	$(0.03)	$0.00

Weighted average number of common shares outstanding	8,077,388	8,062,536

Diluted net (loss) income per common share	$(0.03)	$0.00

Weighted average number of common shares outstanding, diluted	8,077,388	8,279,704

The accompanying notes are an integral part of these financial statements.

PROCYON CORPORATION & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
Years Ended June 30, 2018 and 2017

							Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equtiy

Balance, June 30, 2016	194,100	$149,950	8,060,388	$4,421,676	$11,140	$(2,312,389)	$2,270,377

Stock Options Issued	-	-	-	-	4,745	-	4,745

Preferred Stock Converted to Common	(17,000)	(13,090)	17,000	13,090	-	-	-

Net Income (Loss)	-	-	-	-	-	12,378	12,378

Balance, June 30, 2017	177,100	$136,860	8,077,388	$4,434,766	$15,885	$(2,300,011)	$2,287,500

Net Income (Loss)	-	-	-	-	-	(255,727)	(255,727)

Balance, June 30, 2018	177,100	$136,860	8,077,388	$4,434,766	$15,885	$(2,555,738)	$2,031,773

The accompanying notes are an integral part of these financial statements.

PROCYON CORPORATION & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended June 30, 2018 and 2017

	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES

Net Loss / Income	$(255,727)	$12,378
Adjustments to reconcile net loss / income to net cash provided by operating activities:
Depreciation	47,862	45,681
(Decrease) Increase in Allowance for Doubtful Accounts	1,803	(1,664)
Deferred Income Taxes	383,368	16,608
Accrued Interest on Certificates of Deposit	(803)	(336)
Stock Based Compensation	-	4,745
Loss on Disposal of Assets	290	-
Decrease (increase) in:
Accounts Receivable	17,427	148,327
Other Receivables	-	150,000
Inventory	459	111,317
Prepaid Expenses	3,866	(9,999)
Increase (decrease) in:
Accounts Payable	(25,111)	(237,594)
Accrued Expenses	(86,935)	(39,903)
NET CASH PROVIDED BY OPERATING ACTIVITIES	86,499	199,560

CASH FLOW FROM INVESTING ACTIVITIES
Redemption of Certificate of Deposit	61,156	79,084
Acquisition of Intangible Asset	-	(17,000)
Purchase of Property & Equipment	(46,727)	(18,856)
NET CASH PROVIDED BY INVESTING ACTIVITIES	14,429	43,228

CASH FLOW FROM FINANCING ACTIVITIES
Payments on Capital Lease	(3,788)	(3,788)
Proceeds from Line of Credit	-	70,000
Repayment of Line of Credit	-	(195,000)
NET CASH (USED IN) FINANCING ACTIVITIES	(3,788)	(128,788)

NET CHANGE IN CASH	97,140	114,000

CASH AT BEGINNING OF THE YEAR	173,173	59,173

CASH AT END OF THE YEAR	$270,313	$173,173

SUPPLEMENTAL DISCLOSURES
Interest Paid	$-	$2,846
Taxes Paid	$-	$-

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

Concentration of Credit Risk

The Company maintains its cash at various financial institutions. All noninterest-bearing transaction accounts are fully insured by the Federal Deposit Insurance Corporation, regardless of the balance of the account, at all insured institutions. At June 30, 2018 and 2017, our uninsured cash balance was $0.

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

The valuation of accounts receivable is based upon the credit-worthiness of customers as well as historical collection experience. Estimating the credit worthiness of customers and recoverability of customer accounts requires us to exercise considerable judgment. Allowances for doubtful accounts are recorded as a selling, general and administrative expense for estimated amounts expected to be uncollectible from third-party payers and customers. The Company bases its estimates on its historical collection and write-off experience, current trends, credit policy, and on analysis of accounts receivable by aging category. As of June 30, 2018 and 2017, accounts receivable allowance was approximately $2,800 and $1,000, or less than 1% and 1% respectively of gross accounts receivable.

Inventories

Inventories are valued at the lower of average cost or market determined by the first-in, first-out method. A portion of inventory is included in non-current inventory. The non-current balance represents product that will most likely not be used within the next 12 months. A majority of this inventory comes from minimum economic level orders necessary to produce product at a reasonable cost.

Property and Equipment

Property and equipment are stated at cost. Depreciation is computed on a straight-line basis over their estimated useful lives. Leased equipment is recorded at it’s fair market value at the beginning of the lease term and is depreciated over the life of the equipment. Depreciation on leased equipment is included in depreciation expense.

Deferred Income Taxes

Deferred income taxes are recognized for the expected tax consequences in future years for differences between the tax bases of assets and liabilities and their financial reporting amounts, based upon exacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. The Company accounts for income taxes under Topic 740 - Income Tax in the Accounting Standards Codification. A valuation allowance is used to reduce deferred tax assets to the net amount expected to be recovered in future periods. The estimates for deferred tax assets and the corresponding valuation allowance require us to exercise complex judgments. We periodically review and adjust those estimates based upon the most current information available. We did not have a valuation allowance as of June 30, 2017. We had a valuation allowance of $133,867 as of June 30, 2018.

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

Shipping and Handling Costs

Shipping and handling costs incurred were approximately $102,000 and $93,000 for the years ended June 30, 2018, and 2017, respectively, and were included in selling, general and administrative expenses.

Advertising and Marketing

The Company records advertising and marketing expenses in the periods in which they are incurred. During the years ended June 30, 2018 and 2017, approximately $608,000 and $478,000, of advertising and marketing costs were included in selling, general and administrative expenses for each respective year.

Stock Based Compensation

The Company maintains the Procyon Corporation 2009 Stock Option Plan (the "2009 Option Plan"). The 2009 Option Plan was approved by the Company's shareholders on December 8, 2009 and will expire on December 8, 2019.

The 2009 Option Plan provides for the granting of incentive stock options, non-qualified stock options, and stock appreciation rights ("SARs") to eligible officers, directors, employees and consultants of the Company and its subsidiaries. The 2009 Option Plan is administered by the Compensation Committee. The Board of Directors has authorized the issuance of 500,000 shares of common stock to underlie the granting of incentive stock options and 500,000 shares of common stock to underlie the granting of non-qualified stock options and SARs under the 2009 Option Plan. The Board issued 250,000 shares of common stock to underlie Non-Qualified Stock Options, on September 27, 2016, effective June 30, 2016. However, 40,000 Options to purchase common stock were awarded to Justice Anderson pursuant to his employment agreement effective July 1, 2016 and 25,000 Options to purchase common stock were awarded to Justice Anderson pursuant to his employment agreement effective July 1, 2017. As of June 30, 2018, no other stock options or other awards have been granted under the 2009 Option Plan. The 1,000,000 shares of common stock that have been reserved for the 2009 Option Plan (250,000 recently issued for Non-Qualified Stock Options) have not been registered under the Securities Act of 1933.

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

Additional information with respect to stock option activity is as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at June 30, 2016	40,000	$0.15
Granted	25,000	$0.19
Exercised	-	$-
Cancelled	-	$-
Outstanding at June 30, 2017	65,000	$0.15
Granted	-	$-
Exercised	-	$-
Cancelled	-	$-
Outstanding at June 30, 2018	65,000	$0.15
Options exercisable at June 30, 2017	65,000	$0.17
Options exercisable at June 30, 2018	65,000	$0.17

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

Subsequent Events

We have evaluated subsequent events through September 21, 2018, which is the date the financial statements were available to be issued.

NOTE B - INVENTORIES

Inventories consisted of the following:

	June 30, 2018	June 30, 2017
Finished Goods	$391,879	$384,350
Raw Materials	185,036	193,024
	$576,915	$577,374

At June 30, 2018 and 2017, respectively, $160,294 and $70,655 of our inventory was considered non-current as it will not be used within a one year period.

NOTE C - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

As of June 30, 2018	Owned	Capitalized Leases	Total
Office Equipment	$143,493	$11,364	$154,857
Furniture and Fixtures	29,150		29,150
Software	56,870		56,870
Leasehold improvements	95,329		95,329
Production Equipment	24,577		24,577
Building	491,682		491,682
Land	64,547		64,547
	905,648	11,364	917,012
Less accumulated depreciation	(399,735)	(4,924)	(404,659)
	$505,913	$6,440	$512,353

Depreciation expense was $47,862 for the year ended June 30, 2018.

As of June 30, 2017	Owned	Capitalized Leases	Total
Office Equipment	$145,103	$11,364	$156,467
Furniture and Fixtures	29,150		29,150
Software	56,870		56,870
Leasehold Improvements	77,026		77,026
Production Equipment	23,027		23,027
Building	479,336		479,336
Land	64,547		64,547
	875,059	11,364	886,423
Less accumulated depreciation	(372,265)	(379)	(372,644)
	$502,794	$10,985	$513,779

Depreciation expense was $45,681 for the year ended June 30, 2017.

In 2016, the Company leased certain equipment under agreements classified as a capital lease through January 31, 2019. The annual rent is $3,788. The asset and liability under the capital lease is recorded at the lower of the present value of the minimum lease payments or the fair market value of the asset. The equipment is depreciated over the lower of its related lease terms or its estimated productive life. Depreciation of the equipment under the capital lease is included in depreciation expense for the years ended June 30, 2018 and 2017.

Future minimum lease payments under the capital lease is as follows:

Year ending June 30:	Amount
2019	$2,110

NOTE D - INTANGIBLE ASSETS

On June 30, 2017, the Company acquired the formulation of its care lotion from its manufacturer for $17,000. The Company has determined that this asset has an indefinite useful life and therefore is not being amortized, but instead will be tested for impairment at least annually in accordance with the provisions of FASB ASC 350, Intangibles - Goodwill and Other.

NOTE E - ACCRUED EXPENSES

Accrued expenses consist of the following at June 30, 2018 and 2017.

	2018	2017
Accrued Payroll	$109,787	$135,133
Accrued Paid Time Off	27,898	35,768
Accrued Professional Fees	39,897	35,000
Accrued Incentive Plan	41,198	99,480
Other	10,114	10,448
Total	$228,894	$315,829

NOTE F - LINE OF CREDIT

The Company held a $250,000, due-on-demand line of credit with a financial institution. The line of credit was not renewed in April 2018. At June 30, 2018, and 2017, respectively the Company owed $0 on the line of credit. Interest expense for the years ended June 30, 2018 and 2017 was $0 and $2,846, respectively. The Company is currently seeking a new line of credit from a different financial institution.

NOTE H - COMMITMENTS AND CONTINGENCIES

The Company leases warehouse office space under operating leases expiring through year 2021. Lease expenses for the fiscal years ended June 30, 2018 and 2017 were $46,130 and $20,859, respectively. The minimum lease payments due under the lease agreements for fiscal years ended June 30, are as follows:

2019	$33,186
2020	34,182
2021	29,193
$96,561

NOTE J - STOCKHOLDERS’ EQUITY

During January 1995, the Company's Board of Directors authorized the issuance of up to 4,000,000 shares of Series A Cumulative Convertible Preferred Stock. The preferred stockholders are entitled to receive, if declared by the board of directors, quarterly dividends at an annual rate of $.10 per share of Series A Cumulative Convertible Preferred Stock per annum. Dividends accrue without interest and are cumulative from the date of issuance of the Series A Cumulative Convertible Preferred Stock and are payable quarterly in arrears in cash or publicly traded common stock when and if declared by the board of directors. As of June 30, 2018, no dividends have been declared. Dividends in arrears on the outstanding preferred shares total $375,136 or approximately $2.12 per share as of June 30, 2018. So long as any shares of Series A Preferred Stock are outstanding, the Company is prohibited from declaring dividends or other distributions related to its Common Stock or purchasing, redeeming or otherwise acquiring any of the Common Stock.

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

Share-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest. As share-based compensation expense recognized in the statement of operations is based on awards ultimately expected to vest, it can be reduced for estimated forfeitures. The ASC topic Stock Compensation requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The share based compensation charged against income for the periods ended June 30, 2018 and 2017 was $0 and $4,745 respectively.

The Black-Scholes option-pricing model, which values options based on the stock price at the grant date, the expected life of the option, the estimated volatility of the stock and the risk free interest rate over the life of the option. The assumptions used in the Black-Scholes model were as follows for the stock options granted for the year ended June 30, 2017:

Stock Price at Date of Grant	$0.190
Risk-free interest rate	1.89%
Expected volatility of common stock	292%
Dividend yield	0%
Expected life of options (in years)	5

NOTE K - EARNINGS PER SHARE

As required by Accounting Standards Codification Topic 260 - Earnings per Share (“Topic 260"), the following table sets forth the computation of basic and diluted earnings per share:

	Years Ended June 30,
	2018	2017
Numerator:
Net (Loss) Income	$(255,727)	$12,378
Adjustment for basic earnings per share:
Dividend requirements on preferred stock	(17,710)	13,315
Numerator for basic earnings per share-Net income available to common stockholders	$(273,437)	$25,693
Effect of dilutive securities:
Numerator for diluted earnings per share- Net income available to common stockholder	$(273,437)	$25,693
Denominator:
Denominator for basic earnings per share-Weighted-average common shares	8,077,388	8,062,536
Effect of dilutive securities:
Stock options	-	40,068
Weighted-average Dilutive potential common shares	-	177,100
Denominator for dilutive earnings per share-Adjusted weighted-average shares and assumed conversions	8,077,388	8,279,704
Basic Net Income per share	$(0.03)	$0.00
Diluted Net Income per share	$(0.03)	$0.00

NOTE L - INCOME TAXES AND AVAILABLE CARRYFORWARD

As of June 30, 2018, the Company had consolidated income tax net operating loss ("NOL") carryforward for federal income tax purposes of approximately $1,568,000. The NOL will expire in various years ending through the year 2035.The utilization of certain of the loss carryforwards are limited under Section 382 of the Internal Revenue Code.

The components of the provision for income taxes expenses are attributable to continuing operations as follows:

	Year ended June 30, 2018	Year ended June 30, 2017
Current
Federal	$-	$-
State	-	-
	-	-
Deferred
Federal	$(335,986)	$(15,005)
State	(47,382)	(1,603)
	$(383,368)	$(16,608)

Deferred income taxes reflect the net tax effects of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:

Non-Current
Deferred tax assets:
NOL and contribution carryforwards	$401,709
Accrued compensated absences	8,931
Accrued bonus	13,850
Allowance for doubtful accounts	899
425,389
Deferred tax (liabilities):
Excess of tax over book depreciation	(11,152)
Total deferred tax (liabilities)	(11,152)
Net deferred tax asset (liability)	414,237
Valuation Allowance	(133,867)
Net deferred tax asset	$280,370

The change in the valuation allowance is as follows:

June 30, 2018	$(133,867)
June 30, 2017	-
$(133,867)

Management believes it is more likely than not that the tax benefit of approximately $528,000 of NOL carryforwards will not be realized because management estimates that they will expire prior to their utilization. Therefore, management provided a valuation allowance of $133,867 against its deferred tax asset. Management will continue to evaluate its operating results each reporting period and assess whether it will be able to utilize all available NOL carryforwards before expiration.

During the year ended June 30, 2018, the Company revised its estimated annual effective rate to reflect a change in the federal statutory rate from 35% to 21%, resulting from legislation that was enacted on December 22, 2017. The rate change is administratively effective at the beginning of our fiscal year, using a blended rate for the annual period. As a result, the blended statutory tax rate for the year is 28.06%. As a result, income tax expense reported for the first six months was adjusted to reflect the effects of the change in the tax law and resulted in an increase in income tax expense of $204,247 for the year ended June 30, 2018 from application of the newly enacted rates to existing deferred balances.

The accounting for the effects of the rate change on deferred tax balances is complete and no provisional amounts were recorded for this item.

Income taxes for the years ended June 30, 2018 and 2017 differ from the amounts computed by applying the effective income tax rates of 32.01% and 37.63%, to income before income taxes as a result of the following:

	2018	2017
Expected benefit (provision) at US statutory rate	$(35,234)	$(9,856)
State income tax net of federal benefit (provision)	(4,970)	(1,052)
Nondeductible expense	(5,050)	(5,700)
Change in valuation allowance	(133,867)	-
Effect of remeasurement due to tax reform	(204,247)	-

Income tax benefit (expense)	$(383,368)	$(16,608)

The earliest tax year still subject to examination by taxing jurisdictions is fiscal year June 30, 2015.

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

There were no back orders as of June 30, 2018 and 2017, respectively, due to the timely receipt of product from the manufacturer.

NOTE N - MAJOR CUSTOMER

During the year ended June 30, 2018, no sales from customers accounted for more then 10% of AMERX’s sales. During the year ended June 30, 2017, two customers accounted for 17% of AMERX’s sales. The loss of those customers could have had a material adverse effect on our financial condition or the results of our operations.

NOTE O - RESEARCH AND DEVELOPMENT

AMERX incurred $41,747 and $31,298 during the years ended June 30, 2018 and 2017, respectively, towards research and development efforts. These efforts were directed towards additional studies aimed at expanding existing markets, correcting issues with FDA compliance and manufacturing.

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