Form 10-Q
period 2018-09-30
PROCYON CORP
filed 2018-11-14
CIK 812306

UNITED STATES SECURITIES & EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For Quarterly Period Ended September 30, 2018

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number: 0-17449

PROCYON CORPORATION

(Exact Name of Registrant as specified in its charter)

COLORADO	59-3280822
(State of Incorporation)	(I.R.S. Employer Identification Number)

1300 S. Highland Ave. Clearwater, FL 33756

(Address of Principal Executive Offices)

(727) 447-2998

(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒  NO ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common stock, no par value; 8,077,388 shares outstanding as of November 8, 2018.

PART I. - FINANCIAL INFORMATION

PROCYON CORPORATION & SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
September 30, 2018 and June 30, 2018

	(unaudited)	(audited)
	September 30,	June 30,
	2018	2018
ASSETS

CURRENT ASSETS
Cash	$449,106	$270,313
Certificates of Deposit, plus accrued interest	153,606	153,457
Accounts Receivable, less allowance for doubtful accounts of $2,804 and $2,804 respectively.	427,261	372,309
Inventories	320,528	416,621
Prepaid Expenses	186,729	171,340
TOTAL CURRENT ASSETS	1,537,230	1,384,040

PROPERTY AND EQUIPMENT, NET	506,163	512,353

OTHER ASSETS
Deposits	4,192	4,192
Inventories	124,368	160,294
Intangible Asset	17,000	17,000
Deferred Tax Asset, Net of Valuation Allowance of $133,867 and $133,867, respectively	245,856	280,370
	391,416	461,856

TOTAL ASSETS	$2,434,809	$2,358,249

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts Payable	$129,556	$95,472
Capital Lease Liability	1,163	2,110
Accrued Expenses	185,037	228,894
TOTAL CURRENT LIABILITIES	315,756	326,476

TOTAL LIABILITIES	315,756	326,476

COMMITMENTS AND CONTINGENCIES (NOTE I)	-	-

STOCKHOLDERS' EQUITY
Preferred Stock, 496,000,000 shares authorized, none issued.	-	-
Series A Cumulative Convertible Preferred Stock, no par value; 4,000,000 shares authorized; 177,100 shares issued and outstanding.	136,860	136,860
Common Stock, no par value, 80,000,000 shares authorized; 8,077,388 shares issued and outstanding.	4,434,766	4,434,766
Paid-in Capital	15,885	15,885
Accumulated Deficit	(2,468,458)	(2,555,738)
TOTAL STOCKHOLDERS' EQUITY	$2,119,053	2,031,773

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,434,809	$2,358,249

The accompanying notes are an integral part of these financial statements.

PROCYON CORPORATION & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Three Months Ended September 30, 2018 and 2017

	(unaudited)	(unaudited)
	Three Months	Three Months
	Ended	Ended
	Sep. 30, 2018	Sep. 30, 2017

NET SALES	$1,090,626	$831,071

COST OF SALES	304,300	222,829

GROSS PROFIT	786,326	608,242

OPERATING EXPENSES
Salaries and Benefits	359,435	331,439
Selling, General and Administrative	305,281	261,777
	664,716	593,216

INCOME FROM OPERATIONS	121,610	15,026

OTHER INCOME (EXPENSE)
Interest Income	184	269
	184	269

INCOME BEFORE INCOME TAXES	121,794	15,295

INCOME TAX (EXPENSE)	(34,514)	(7,430)

NET INCOME	87,280	7,865

Dividend requirements on preferred stock	(4,428)	(4,428)

Basic net income available to common shares	$82,852	$3,437

Basic net income per common share	$0.01	$0.00

Weighted average number of common shares outstanding	8,077,388	8,077,388

Diluted net income per common share	$0.01	$0.00

Weighted average number of common shares outstanding, diluted	8,319,488	8,300,875

The accompanying notes are an integral part of these financial statements.

PROCYON CORPORATION & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ending September 30, 2018 and 2017

	(unaudited)	(unaudited)
	September 30,	September 30,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES

Net Income	$87,280	$7,865
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	12,983	11,744
Deferred Income Taxes	34,514	7,430
Accrued Interest on Certificates of Deposit	(149)	(336)
Decrease (increase) in:
Accounts Receivable	(54,952)	102,610
Inventory	132,019	(82,588)
Prepaid Expenses	(15,389)	(55,671)
Increase (decrease) in:
Accounts Payable	34,084	35,867
Accrued Expenses	(43,857)	(133,950)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	186,533	(107,029)

CASH FLOW FROM INVESTING ACTIVITIES

Redemption of Certificate of Deposit	-	61,235
Purchase of property & equipment	(6,793)	(1,060)
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(6,793)	60,175

CASH FLOW FROM FINANCING ACTIVITIES

Payments on Capital Lease	(947)	(947)
NET CASH (USED IN) FINANCING ACTIVITIES	(947)	(947)

NET CHANGE IN CASH	178,793	(47,801)

CASH AT BEGINNING OF PERIOD	270,313	173,173

CASH AT END OF PERIOD	$449,106	$125,372

SUPPLEMENTAL DISCLOSURES

Interest Paid	$-	$-
Taxes Paid	$-	$-

The accompanying notes are an integral part of these financial statements.

Notes to Financial Statements

NOTE A - SUMMARY OF ACCOUNTING POLICIES

The interim consolidated financial statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles ("GAAP") have been condensed or omitted as allowed by such rules and regulations. The Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements dated June 30, 2018. The results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year.

Management of the Company has prepared the accompanying unaudited condensed consolidated financial statements prepared in conformity with generally accepted accounting principles, which require the use of management estimates, contain all adjustments (including normal recurring adjustments) necessaryto present fairly the operations and cash flows for the period presented and to make the financial statements not misleading.

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

On September 30, 2018, there were 65,000 outstanding options to purchase shares of our common stock.

The fair value of a stock option is determined using the Black-Scholes option-pricing model, which values options based on the stock price at the grant date, the expected life of the option, the estimated volatility of the stock, the expected dividend payments, and the risk-free interest rate over the life of the option. There were no options granted during the quarter ended September 30, 2018.

The Black-Scholes option valuation model was developed for estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Because option valuation models require the use of subjective assumptions, changes in these assumptions can materially affect the fair value of the options. Our options do not have the characteristics of traded options, therefore, the option valuation models do not necessarilyprovide a reliable measure of the fair value of our options.

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

For the three months ended September 30, 2018, the potential dilutive effects of the preferred stock and stock options were included in the weighted-average shares outstanding.

NOTE B - INVENTORIES

Inventories consisted of the following:	September 30, 2018	June 30, 2018

Finished Goods	$265,282	$391,879
Raw Materials	179,614	185,036
	$444,896	$576,915

At September 30, 2018 and June 30, 2018, respectively, $124,368 and $160,294 of our inventory was considered non-current as it will not be used within a one year period.

NOTE C - STOCKHOLDERS' EQUITY

During January 1995, the Company's Board of Directors authorized the issuance of up to 4,000,000 shares of Series A Cumulative Convertible Preferred Stock ("Series A Preferred Stock"). The preferred stockholders are entitled to receive, as and if declared by the board of directors, quarterly dividends at an annual rate of $.10 per share of Series A Preferred Stock per annum. Dividends will accrue without interest and will be cumulative from the date of issuance of the Series A Preferred Stock and will be payable quarterly in arrears in cash or publicly traded common stock when and if declared by the Board of Directors. As of September 30, 2018, no dividends have been declared. Dividends in arrears on the outstanding preferred shares total $379,564 as of September 30, 2018.

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

NOTE D - INCOME TAXES AND AVAILABLE CARRYFORWARD

As of September 30, 2018, the Company had consolidated income tax net operating loss ("NOL") carryforwards for federal income tax purposes of approximately $1,479,000. The NOL will expire in various years ending through the year 2035. The utilization of certain loss carryforwards are limited under Section 382 of the Internal Revenue Code.

The components of the provision for income tax (expense) attributable to continuing operations are as follows:

	Three Months 9/30/2018	Three Months 9/30/2017
Current
Federal	$0	$0
State	0	0
	$0	$0
Deferred
Federal	$(28,597)	$(6,713)
State	(5,917)	(717)
	$(34,514)	$(7,430)
Total Income Tax (Expense)	$(34,514)	$(7,430)

Deferred income taxes reflect the net tax effects of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:

Non-Current
Deferred tax assets
NOL and contribution carryforwards	$379,297
Accrued compensated absences	5,585
Accrued bonus	3,150
Allowance for doubtful accounts	710
Total deferred tax assets	388,742

Deferred tax (liabilities)
Excess of tax over book depreciation	(9,019)
Total deferred tax (liabilities)	(9,019)

Total deferred tax asset	379,723
Valuation Allowance	(133,867)
Net Deferred Tax Asset	$245,856

The change in the valuation allowance is as follows:

June 30, 2018	$(133,867)
September 30, 2018	$(133,867)
$0

Management believes it is more likely than not that the tax benefit of approximately $475,000 of NOL carryforwards will not be realized because management estimates that they will expire prior to their utilization. Therefore, management provided a valuation allowance of $133,867 against its deferred tax asset. Management will continue to evaluate its operating results each reporting period and assess whether it will be able to utilize all available NOL carryforwards before expiration.

The accounting for the effects of the rate change on deferred tax balances is complete and no provisional amounts were recorded for this item.

Income taxes for the three months ended September 30, 2018 and 2017 differ from the amounts computed by applying the effective income tax rate of 25.35% and 37.63%, respectively, to income before income taxes as a result of the following:

	Three Months	Three Months
	September 30, 2018	September 30, 2017
Expected (provision) at US statutory rate	$(25,577)	$(5,200)
State income tax net of federal (provision)	(5,292)	(556)
Nondeductible Expense	(3,645)	(1,674)
Income Tax (Expense)	$(34,514)	$(7,430)

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

NOTE E - LINE OF CREDIT

The Company held a $250,000, due-on-demand line of credit with a financial institution. The line of credit was not renewed in April 2018. The Company put in place a new line of credit from a different financial institution on October 9, 2018. The line of credit will be collateralized by all accounts and general intangibles, matures on October 9, 2020, accrues interest at “prime” rate and is guaranteed by Justice Anderson, the Chief Executive Officer of the Company.

NOTE F - SUBSEQUENT EVENTS

We have evaluated subsequent events through November 14, 2018, which is the date the financial statements were available to be issued.

NOTE G - RECENT ACCOUNTING PRONOUNCEMENTS

In May 2017, the FASB issued ASU No. 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting, which clarifies when to account for a change to the terms or conditions of a share-based payment award as a modification. Under the new guidance, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award (as equity or liability) changes as a result of the change in terms or conditions. It is effective prospectively for the annual period ending June 30, 2019 and interim periods within that annual period. Earlyadoption is permitted. Based on management's current understanding of this standard along with the underlying substance of our operations, management believes it will not have a material impact on our consolidated financial statements.

On June 16, 2016, the FASB issued Accounting Standards Update 2016-13, Financial Instruments - Credit Losses (Topic 326) (the "ASU"), which introduces new guidance for the accounting for credit losses on instruments within its scope. Given the breadth of that scope, the new ASU will impact both financial services and non-financial services entities. The guidance in this ASU is effective for public entities that meet the definition of an SEC filer for fiscal years beginning after December 15, 2019, and interim periods within those years. Early adoption is permitted in annual periods beginning after December 15, 2018. Based on management's current understanding of this standard along with the underlying substance of our operations, management believes it will not have a material impact on our consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases, related to the recognition of lease assets and lease liabilities. The new guidance requires lessees to recognize almost all leases on their balance sheet as a right-of-use asset and a lease liability, other than leases that meet the definition of a short- term lease, and requires expanded disclosures about leasing arrangements. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee have not significantly changed from the current guidance. Lessor accounting is similar to the current guidance, but updated to align with certain changes to the lessee model and the new revenue recognition standard. The new guidance is effective for the Company on July 1, 2019, with early adoption permitted. Based on management's current understanding of this standard along with the underlying substance of our operations, management believes it will not have a material impact on our consolidated financial statements.

Other recent accounting pronouncements issued by the FASB, the AICPA and the SEC did not or are not believed by management to have a material effect, if any, on the Company's financial statements.

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

Recent Developments

In fiscal 2018, the Company added a new sales channel designed to reduce inventory costs while expanding access to AMERX full line of products, through existing markets. AMERX expanded the size of the warehouse facilities to address current demands and allow for future growth as the Company continues to focus efforts towards product line expansion.

In fiscal 2018, AMERX’s new product, Extremit-Ease Compression Garment was listed among the Top 10 Innovations Award presented by HMP Communications. Extremit-Ease continues to gain momentum in the wound care, edema and lymphedema markets with plans to expand the line in Fiscal 2019.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company's condensed consolidated financial statements have been prepared in accordance with standards of the Public Company Accounting Oversight Board (United States), which require the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosures. A summary of those significant accounting policies can be found in the Notes to the Consolidated Financial Statements included in the Company's annual report on form 10-K, for the year ended June 30, 2018, which was filed with the Securities and Exchange Commission on September 27, 2018. The estimates used by management are based upon the Company's historical experiences combined with management's understanding of current facts and circumstances. Certain of the Company's accounting policies are considered critical as theyare both important to the portrayal of the Company's financial condition and the results of its operations and require significant or complex judgments on the part of management. We believe that the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements.

Accounts Receivable Allowance

Accounts receivable allowance reflects a reserve that reduces our customer accounts and receivable to the net amount estimated to be collectible. The valuation of accounts receivable is based upon the credit-worthiness of customers and third-party payers as well as historical collection experience. Allowances for doubtful accounts are recorded as a selling, general and administrative expense for estimated amounts expected to be uncollectible from third-party payers and customers. The Company bases its estimates on its historical collection experience, current trends, credit policy and on the analysis of accounts by aging category. At September 30, 2018, and June 30, 2018, our allowance for doubtful accounts totaled $2,804.

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

Deferred Income Taxes

Deferred income taxes are recognized for the expected tax consequences in future years for differences between the tax bases of assets and liabilities and their financial reporting amounts, based upon enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. The Company accounts for income taxes under Topic 740 - Income Tax in the Accounting Standards Codification. A valuation allowance is used to reduce deferred tax assets to the net amount expected to be recovered in future periods. The estimates for deferred tax assets and the corresponding valuation allowance require us to exercise complex judgments. We periodically review and adjust those estimates based upon the most current information available. The Company had a valuation allowance of $133,867 as of September 30, 2018 and June 30, 2018. Because the recoverability of deferred tax assets is directly dependent upon future operating results, actual recoverability of deferred tax assets may differ materially from our estimates.

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

FINANCIAL CONDITION

As of September 30, 2018 the Company's principal sources of liquid assets included cash of $449,106, inventories of $444,896, and net accounts receivable of $427,261. The Company also has $153,606 in Certificate of Deposits. The Company had net working capital of $1,221,474, and no long-term debt at September 30, 2018.

During the three months ended September 30, 2018 cash increased from $270,313 as of June 30, 2018, to $449,106. Operating activities provided cash of $186,533 during the period. The change is primarily the result of net income.

The Company reflected a net non-current deferred tax asset of $245,856, at September 30, 2018. Because the recoverability of deferred tax assets is directly dependent upon future operating results, actual recoverability of deferred tax assets may differ materially from our estimates.

RESULTS OF OPERATIONS

Comparison of the three months ended September 30, 2018 and 2017.

Net Sales during the quarter ended September 30, 2018, were $1,090,626 as compared to the previous year's quarter net sales of $831,071, an increase of $259,555, or approximately 31%. We believe increased sales were driven by expansion of our distribution network partners, expansion into new markets and new customer sales of both existing and new products.

Gross profit during the quarter ended September 30, 2018, was $786,326 as compared to $608,242 during the quarter ended September 30, 2017, an increase of $178,084 or 29%. As a percentage of net sales, gross profit was approximately 72% in the quarter ended September 30, 2018, and approximately 73% in the corresponding quarter in 2017.

Operating expenses during the quarter ended September 30, 2018 were $664,716, consisting of $359,435 in salaries and benefits and $305,281 in selling, general and administrative expenses. This compares to operating expenses during the quarter ended September 30, 2017 of $593,216, consisting of $331,439 in salaries and benefits; and $261,777 in selling, general and administrative expenses. Expenses for the quarter ended September 30, 2018, increased by $71,500 or approximately 12% compared to the corresponding quarter in 2017. The expense increases came mainly from the addition of a sales manager, consulting fees and shipping associated with higher sales.

Operating profit increased by $106,584 to an operating profit of $121,610 for the quarter ended September 30, 2018, as compared to an operating profit of $15,026 in the comparable quarter of the prior year. The increase in net income for the three month period, of the comparable quarter of the prior year before income taxes was primarily attributable to the increase in Net Sales.

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

(b)	Changes in Internal Controls Over Financial Reporting

As previously reported, our annual assessment of the internal controls over financial reporting as of June 30, 2018 revealed a deficiency that we consider to be a material weakness: inadequate segregation of duties consistent with control objectives.

During fiscal 2019, the Company will continue to address changes needed to improve segregation of duties consistent with control objectives. We have added staff to grow sales. We expect that increased sales will enable us to add support staff, specifically in the accounting and shipping departments. A secondary effect of adding more staff will address needed improvements in segregation of duties consistent with control objectives.

PART II. OTHER INFORMATION

ITEM 5. OTHER INFORMATION

On November 12, 2018, the Company and Amerx executed Restated and Amended Executive Employment Agreement, effective November 1, 2018, with Justice W. Anderson. The Agreement provides that Mr. Anderson will serve as the Corporation’s Chief Executive Officer and President and Amerx’s President for a period of one year, but can be terminated upon thirty day’s notice with or without cause. Subject to the Company’s Board of Directors’ approval, Mr. Anderson’s employment will be automatically extended for one additional year at the end of each year of the term, or extended term, unless terminated by the Company, Amerx or Mr. Anderson. The Agreement further provides for a base annual salary of $210,000 and other benefits, including certain incentive bonus compensation based upon Amerx achieving certain financial goals for sales and net profit at the discretion of the Board of Directors. A copy of the Agreement is attached as Exhibit 10.1 to this report and is incorporated herein.

On November 12, 2018, the Company and Amerx executed Restated and Amended Executive Employment Agreement, effective November 1, 2018, with James B. Anderson. The Agreement provides that Mr. Anderson will serve as the Corporation’s Chief Financial Officer and Amerx’s Vice President of Operations for a period of one year, but can be terminated upon thirty day’s notice with or without cause. The Agreement further provides for a base annual salary of $150,000 and other benefits, including certain incentive bonus compensation based upon Amerx achieving certain financial goals for sales and net profit at the discretion of the Board of Directors. A copy of the Agreement is attached as Exhibit 10.2 to this report and is incorporated herein.

On November 12, 2018, the Company and Amerx executed Restated and Amended Executive Employment Agreement, effective November 1, 2018, with George Borak. The Agreement provides that Mr. Borak will serve as Amerx’s Vice President of Sales for a period of one year, but can be terminated upon thirty day’s notice with or without cause. The Agreement further provides for a base annual salary of $160,000 and other benefits, including certain incentive bonus compensation based upon Amerx achieving certain financial goals for sales and net profit at the discretion of the Board of Directors. A copy of the Agreement is attached as Exhibit 10.3 to this report and is incorporated herein.

The Company's Board of Directors recently affirmed that the Chief Executive Officer, and certain Vice President positions, are executive officers of the Company pursuant to the Company's Bylaws. In addition, the Board of Directors affirmed that the position of Chairman or Chairwoman of the Board of Directors was an executive officer position prior to January 8, 2018, but thereafter, is no longer an executive officer position until such time as the Board of Directors directs otherwise. The Chairwoman of the Board position continues to be held by Regina W. Anderson.

ITEM 6. EXHIBITS

(A)	EXHIBITS

10.1	Restated and Amended Executive Employment Agreement dated November 12, between Justice W. Anderson, Procyon Corporation and AMERX Health Care Corporation.
10.2	Restated and Amended Executive Employment Agreement dated November 12, between James B. Anderson, Procyon Corporation and AMERX Health Care Corporation.
10.3	Restated and Amended Executive Employment Agreement dated November 12, between George O. Borak, Procyon Corporation and AMERX Health Care Corporation.
10.4	Business Line of Credit - Loan Agreement dated October 9, 2018
31.1	Certification of Justice W. Anderson pursuant to Exchange Act Rule 13a-14(a)/15d-14(a)
31.2	Certification of James B. Anderson pursuant to Exchange Act Rule 13a-14(a)/15d-14(a)
32.1	Certification Pursuant to 18 U.S.C.§1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002
101.1*	The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, formatted in XBRL (Extensible Business Reporting Language): (I) the Condensed Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) the Notes to Condensed Consolidated Financial Statements

*	Furnished, not filed

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

PROCYON CORPORATION
November 14, 2018	By:/s/ JUSTICE W. ANDERSON
Date	Justice W. Anderson, Chief Executive Officer