Form 10-Q
period 2018-12-31
PROCYON CORP
filed 2019-02-14
CIK 812306

UNITED STATES SECURITIES & EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For Quarterly Period Ended December 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

  YES ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common stock, no par value; 8,077,388 shares outstanding as of February 14, 2019.

PART I. - FINANCIAL INFORMATION

PROCYON CORPORATION & SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2018 and June 30, 2018

	(unaudited)	(audited)
	December 31,	June 30,
	2018	2018
ASSETS

CURRENT ASSETS
Cash	$335,739	$270,313
Certificates of Deposit, plus accrued interest	153,798	153,457
Accounts Receivable, less allowance for doubtful accounts of $5,495 and $2,804, respectively.	315,972	372,309
Inventories	486,633	416,621
Prepaid Expenses	227,917	171,340
TOTAL CURRENT ASSETS	1,520,059	1,384,040

PROPERTY AND EQUIPMENT, NET	493,772	512,353

OTHER ASSETS
Deposits	4,192	4,192
Inventories	142,760	160,294
Intangible Asset	17,000	17,000
Deferred Tax Asset, net valuation allowance of $144,348 and $133,867, respectively	249,884	280,370
	413,836	461,856

TOTAL ASSETS	$2,427,667	$2,358,249

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts Payable	$197,538	$95,472
Capital Lease Liability	216	2,110
Accrued Expenses	178,929	228,894
TOTAL CURRENT LIABILITIES	376,683	326,476

COMMITMENTS AND CONTINGENCIES (NOTE I)	-	-

STOCKHOLDERS' EQUITY
Preferred Stock, 496,000,000 shares authorized, none issued.	-	-
Series A Cumulative Convertible Preferred Stock, no par value; 4,000,000 shares authorized; 194,100 shares issued and outstanding.	126,860	136,860
Common Stock, no par value, 80,000,000 shares authorized; 8,077,388 shares issued and outstanding.	4,444,766	4,434,766
Paid-in Capital	15,885	15,885
Accumulated Deficit	(2,536,527)	(2,555,738)
TOTAL STOCKHOLDERS' EQUITY	2,050,984	2,031,773

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,427,667	$2,358,249

The accompanying notes are an integral part of these financial statements.

PROCYON CORPORATION & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Three and Six Months Ended December 31, 2018 and 2017

	(unaudited)	(unaudited)	(unaudited)	(unaudited)
	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	Dec. 31, 2018	Dec. 31, 2017	Dec. 31, 2018	Dec. 31, 2017

NET SALES	$914,462	$1,017,779	$2,005,088	$1,848,850

COST OF SALES	239,891	272,904	544,192	495,732

GROSS PROFIT	674,571	744,875	1,460,896	1,353,118

OPERATING EXPENSES
Salaries and Benefits	373,299	397,645	732,734	729,085
Selling, General and Administrative	374,334	325,807	679,616	587,584
	747,633	723,452	1,412,350	1,316,669

INCOME / (LOSS) FROM OPERATIONS	(73,062)	21,423	48,546	36,449

OTHER INCOME (EXPENSE)
Interest Expense	-	-	-	-
Interest Income	967	193	1,151	462
	967	193	1,151	462

INCOME / (LOSS) BEFORE INCOME TAXES	(72,095)	21,616	49,697	36,911

INCOME TAX (EXPENSE) / BENEFIT	4,028	(398,011)	(30,486)	(405,441)

NET INCOME / (LOSS)	(68,067)	(376,395)	19,211	(368,530)

Dividend requirements on preferred stock	(4,178)	(4,427)	(8,605)	(8,855)

Basic net income (loss) available to common shares	$(72,245)	$(380,822)	$10,606	$(377,385)

Basic net income (loss) per common share	$(0.01)	$(0.05)	$0.00	$(0.05)

Weighted average number of common shares outstanding	8,077,388	8,077,388	8,077,388	8,077,388

Diluted net income (loss) per common share	$(0.01)	$(0.05)	$0.00	$(0.05)

Weighted average number of common shares outstanding, diluted	8,077,388	8,077,388	8,319,488	8,077,388

The accompanying notes are an integral part of these financial statements.

PROCYON CORPORATION & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ending December 31, 2018 and 2017

	(unaudited)	(unaudited)
	December 31,	December 31,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES

Net Income / (Loss)	$19,211	$(368,530)
Adjustments to reconcile net (loss) / income to net cash provided by (used in) operating activities:
Depreciation	26,161	23,472
Deferred Income Taxes	30,486	405,441
Decrease (increase) in:
Accounts Receivable	56,337	76,905
Inventory	(52,478)	(99,498)
Prepaid Expenses	(56,577)	(76,432)
Increase (decrease) in:
Accounts Payable	102,066	27,877
Accrued Expenses	(49,965)	(140,375)
NET CASH PROVIDED BY / (USED IN) OPERATING ACTIVITIES	75,241	(151,140)

CASH FLOW FROM INVESTING ACTIVITIES

Purchase of property & equipment	(7,581)	(9,376)
NET CASH (USED IN) INVESTING ACTIVITIES	(7,581)	(9,376)

CASH FLOW FROM FINANCING ACTIVITIES

Purchase of CD	(51,112)	-
Redemption of CD	50,772	60,721
Capital Lease Liability payments	(1,894)	(1,894)
NET CASH (USED IN) / PROVIDED BY FINANCING ACTIVITIES	(2,234)	58,827

NET CHANGE IN CASH	65,426	(101,689)

CASH AT BEGINNING OF PERIOD	270,313	173,173

CASH AT END OF PERIOD	$335,739	$71,484

SUPPLEMENTAL DISCLOSURES

Interest Paid	$-	$-
Taxes Paid	$-	$-

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

On December 31, 2018, there were 65,000 outstanding options to purchase shares of our common stock.

The fair value of a stock option is determined using the Black-Scholes option-pricing model, which values options based on the stock price at the grant date, the expected life of the option, the estimated volatility of the stock, the expected dividend payments, and the risk-free interest rate over the life of the option. There were no options granted during the quarter ended December 31, 2018.

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

For the six months ended December 31, 2018, the potential dilutive effects of the preferred stock and stock options were included in the weighted-average shares outstanding.

NOTE B - INVENTORIES

Inventories consisted of the following:	December 31, 2018	June 30, 2018

Finished Goods	$532,917	$391,879
Raw Materials	96,476	185,036
	$629,393	$576,915

At December 31, 2018 and June 30, 2018, respectively, $142,760 and $160,294 of our inventory was considered non-current as it will not be used within a one year period.

NOTE C - STOCKHOLDERS' EQUITY

During January 1995, the Company's Board of Directors authorized the issuance of up to 4,000,000 shares of Series A Cumulative Convertible Preferred Stock ("Series A Preferred Stock"). The preferred stockholders are entitled to receive, as and if declared by the board of directors, quarterly dividends at an annual rate of $.10 per share of Series A Preferred Stock per annum. Dividends will accrue without interest and will be cumulative from the date of issuance of the Series A Preferred Stock and will be payable quarterly in arrears in cash or publicly traded common stock when and if declared by the Board of Directors. As of December 31, 2018, no dividends have been declared. Dividends in arrears on the outstanding preferred shares total $362,741 as of December 31, 2018.

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

NOTE D - INCOME TAXES AND AVAILABLE CARRYFORWARD

As of December 31, 2018, the Company had consolidated income tax net operating loss ("NOL") carryforwards for federal income tax purposes of approximately $1,537,000. The NOL will expire in various years ending through the year 2035. The utilization of certain loss carryforwards are limited under Section 382 of the Internal Revenue Code.

The components of the provision for income tax (expense) attributable to continuing operations are as follows:

	Six Months	Six Months
	12/31/2018	12/31/2017
Current
Federal	$0	$0
State	0	0
	$0	$0

Deferred
Federal	$(25,260)	$(355,330)
State	(5,226)	(50,111)
	$(30,486)	$(405,441)

Total Income Tax (Expense)	$(30,486)	$(405,441)

Deferred income taxes reflect the net tax effects of the temporarydifferences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:

Non-Current
Deferred tax assets
NOL and contribution carryforwards	$393,076
Accrued compensated absences	7,604
Accrued bonus	-
Allowance for doubtful accounts	1,393
Total deferred tax assets	402,073

Deferred tax (liabilities)
Excess of tax over book depreciation	(7,841)
Total deferred tax (liabilities)	(7,841)

Total deferred tax asset	394,232
Valuation Allowance	(144,348)
Net Deferred Tax Asset	$249,884

The change in the valuation allowance is as follows:

June 30, 2018	$(133,867)
December 31, 2018	$(144,348)
$10,481

Management believes it is more likely than not that the tax benefit of approximately $570,000 of NOL carryforwards will not be realized because management estimates that they will expire prior to their utilization. Therefore, management provided a valuation allowance of $144,348 against its deferred tax asset. Management will continue to evaluate its operating results each reporting period and assess whether it will be able to utilize all available NOL carryforwards before expiration.

During the six months ended December 31, 2017, the Company revised its estimated annual effective rate to reflect a change in the federal statutory rate from 35% to 21%, resulting from legislation that was enacted on December 22, 2017. The rate change is administratively effective at the beginning of our fiscal year, using a blended rate for the annual period. As a result, the blended statutory tax rate for the year is 28.06% and income tax expense reported for the six months ended December 31, 2017 was adjusted to reflect the effects of the change in the tax law and resulted in an increase in income tax expense of $282,782 for the six months ended December 31, 2017 from application of the newly enacted rates to existing deferred balances.The accounting for the effects of the rate change on deferred tax balances is complete and no provisional amounts were recorded for this item.

The accounting for the effects of the rate change on deferred tax balances is complete and no provisional amounts were recorded for this item.

Income taxes for the six months ended December 31, 2018 and 2017 differ from the amounts computed by applying the effective income tax rate of 25.35% and 37.63%, respectively, to income before income taxes as a result of the following:

	Six Months	Six Months
	December 31, 2018	December 31, 2017
Expected (provision) at US statutory rate	$(10,436)	$(10,356)
State income tax net of federal (provision)	(2,159)	(1,461)
Nondeductible Expense	(3,833)	(2,692)
Change in estimates of losses carryforward	(563)	-
Change in valuation allowance	(10,481)	(108,150)
Effect or remeasurement due to tax reform	-	(282,782)
Other	(3,014)	-
Income Tax (Expense)	$(30,486)	$(405,441)

The earliest tax year still subject to examination by a major taxing jurisdiction is fiscal year end June 30, 2016.

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

NOTE E - LINE OF CREDIT

The Company held a $250,000, due-on-demand line of credit with a financial institution. The line of credit was not renewed in April 2018. The Company put in place a new line of credit from a different financial institution on October 9, 2018. The line of credit is collateralized by all accounts and general intangibles, matures on October 9, 2020, accrues interest at “prime” rate and is guaranteed by Justice Anderson, the Chief Executive Officer of the Company.

NOTE F - SUBSEQUENT EVENTS

We have evaluated subsequent events through February 13, 2019, which is the date the financial statements were available to be issued.

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

Recent Developments

In fiscal 2018, the Company added a new sales channel designed to reduce inventory costs while expanding access to AMERX’s full line of products, through existing markets. AMERX expanded the size of the warehouse facilities to address current demands and allow for future growth as the Company continues to focus efforts towards product line expansion.

In fiscal 2018, AMERX’s new product, Extremit-Ease Compression Garment was listed among the Top 10 Innovations Award presented by HMP Communications. Extremit-Ease continues to gain momentum in the wound care, edema and lymphedema markets and expansion of the line is planned for Fiscal 2019.

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

Accounts Receivable Allowance

Accounts receivable allowance reflects a reserve that reduces our customer accounts and receivable to the net amount estimated to be collectible. The valuation of accounts receivable is based upon the credit-worthiness of customers and third-party payers as well as historical collection experience. Allowances for doubtful accounts are recorded as a selling, general and administrative expense for estimated amounts expected to be uncollectible from third-party payers and customers. The Company bases its estimates on its historical collection experience, current trends, credit policy and on the analysis of accounts by aging category. At December 31, 2018, and June 30, 2018, our allowance for doubtful accounts totaled $5,495 and $2,804, respectively.

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

Deferred Income Taxes

Deferred income taxes are recognized for the expected tax consequences in future years for differences between the tax bases of assets and liabilities and their financial reporting amounts, based upon enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. The Company accounts for income taxes under Topic 740 - Income Tax in the Accounting Standards Codification. A valuation allowance is used to reduce deferred tax assets to the net amount expected to be recovered in future periods. The estimates for deferred tax assets and the corresponding valuation allowance require us to exercise complex judgments. We periodically review and adjust those estimates based upon the most current information available. The Company had a valuation allowance of $144,348 and $133,867, respectively, as of December 31, 2018 and June 30, 2018. Because the recoverabilityof deferred tax assets is directlydependent upon future operating results, actual recoverability of deferred tax assets may differ materially from our estimates.

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

FINANCIAL CONDITION

As of December 31, 2018 the Company's principal sources of liquid assets included cash of $335,739, inventories of $629,393, and net accounts receivable of $315,972. The Company also has $153,798 in Certificate of Deposits. The Company had net working capital of $1,143,376, and no long-term debt at December 31, 2018.

During the six months ended December 31, 2018 cash increased from $270,313 as of June 30, 2018, to

$335,739. Operating activities provided cash of $75,241 during the period. The change is primarily the result of an increase in accounts payable.

The Company reflected a net non-current deferred tax asset of $249,884, at December 31, 2018. Because the recoverability of deferred tax assets is directly dependent upon future operating results, actual recoverability of deferred tax assets may differ materially from our estimates.

RESULTS OF OPERATIONS

Comparison of the three and six months ended December 31, 2018 and 2017.

Net Sales during the quarter ended December 31, 2018, were $914,462 as compared to the previous year's quarter net sales of $1,017,779, a decrease of $103,317, or approximately 10%. We believe decreased sales for the three months ended December 31, 2018, were a result of our major distributor’s merger into a larger company combined with lower than expected sales internationally. The growth experienced in other sectors was not enough to overcome sales lost from the distributor in this period. Net Sales during the six months ended December 31, 2018, were $2,005,088 as compared to the previous year's six month period net sales of $1,848,850, an increase of $156,238, or approximately 8%. We believe increased sales were driven by expansion of our distribution network partners, expansion into new markets and new customer sales of both existing and new products.

Gross profit during the quarter ended December 31, 2018, was $674,571 as compared to $744,875 during the quarter ended December 31, 2017, a decrease of $70,304 or 9%. As a percentage of net sales, gross profit was approximately 74% in the quarter ended December 31, 2018, and approximately 73% in the corresponding quarter in 2017.Gross profit during the six months ended December 31, 2018, was $1,460,896 as compared to $1,353,118 during the six months ended December 31, 2017, an increase of $107,778 or 8%. As a percentage of net sales, gross profit was approximately 73% in the six months ended December 31, 2018, and approximately 73% in the corresponding period in 2017.

Operating expenses during the quarter ended December 31, 2018 were $747,633, consisting of $373,299 in salaries and benefits and $374,334 in selling, general and administrative expenses. This compares to operating expenses during the quarter ended December 31, 2017 of $723,452, consisting of $397,645 in salaries and benefits; and $325,807 in selling, general and administrative expenses. Expenses for the quarter ended December 31, 2018, increased by $24,181 or approximately 3% compared to the corresponding quarter in 2017. The expense increases came mainly from the increased professional fees and shipping cost. Operating expenses during the six months ended December 31, 2018 were $1,412,350, consisting of $732,734 in salaries and benefits and $679,616 in selling, general and administrative expenses. This compares to operating expenses during the six months ended December 31, 2017 of $1,316,669, consisting of $729,085 in salaries and benefits; and $587,584 in selling, general and administrative expenses. Expenses for the six months ended December 31, 2018, increased by $95,681 or approximately 7% compared to the corresponding period in 2017. The expense increases came mainly from the professional fees and shipping costs.

Operating profit decreased by $94,485 to an operating loss of $73,062 for the quarter ended December 31, 2018, as compared to an operating profit of $21,423 in the comparable quarter of the prior year. We believe the decrease in net income for the three month period, of the comparable quarter of the prior year before income taxes was primarily attributable to the decrease in Net Sales and increase in expenses. Operating profit increased by $12,097 to an operating profit of $48,546 for the six months ended December 31, 2018, as compared to an operating profit of $36,449 in the comparable period of the prior year. We believe the increase in net income for the six month period, of the comparable period of the prior year before income taxes was primarily attributable to the increase in Net Sales.

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

PART II. OTHER INFORMATION

ITEM 5. OTHER INFORMATION

Item 5.07 Submission of Matters to a Vote of Security Holders

We held our annual meeting for fiscal 2019 on Tuesday, November 13, 2018, at 4:00 p.m. EST. The following matters were considered and approved by the shareholders:

The following seven directors were elected to hold office for one-year terms or until their successors are elected and qualified:

	Votes For	Votes Against or Withheld	Total Votes

Regina W. Anderson	4,242,033	1,581,893	5,823,926

James B. Anderson	4,242,033	1,581,893	5,823,926

Justice W. Anderson	4,242,033	1,581,893	5,823,926

Paul E. Kudelko	4,242,033	1,581,893	5,823,926

Michael T. Foley	4,242,033	1,581,893	5,823,926

Fred W. Suggs	4,242,033	1,581,893	5,823,926

Joseph R. Treshler	4,242,033	1,581,893	5,823,926

Pursuant to the following vote, the appointment of Ferlita, Walsh, Gonzalez and Rodriguez, P.A. as our independent certified public accountants for the 2019 fiscal year, was ratified:

Votes For	Votes Against	Votes Abstaining	Total Votes

5,813,130	1,000	9,796	5,823,926

The Company's Board of Directors recently affirmed that the Chief Executive Officer, and certain Vice President positions, are executive officers of the Companypursuant to the Company's Bylaws. In addition, the Board of Directors affirmed that the position of Chairman or Chairwoman of the Board of Directors was an executive officer position prior to January 8, 2018, but thereafter, is no longer an executive officer position until such time as the Board of Directors directs otherwise. The Chairwoman of the Board position continues to be held by Regina W. Anderson.

ITEM 6. EXHIBITS

(A)	EXHIBITS

31.1	Certification of Justice W. Anderson pursuant to Exchange Act Rule 13a-14(a)/15d-14(a)
31.2	Certification of James B. Anderson pursuant to Exchange Act Rule 13a-14(a)/15d-14(a)
32.1	Certification Pursuant to 18 U.S.C.§1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002
101.1*

The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2018, formatted in XBRL (Extensible Business Reporting Language): (I) the Condensed Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) the Notes to Condensed Consolidated Financial Statements

*     Furnished, not filed

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

PROCYON CORPORATION
February 14, 2019	By:/s/ JUSTICE W. ANDERSON
Date	Justice W. Anderson, Chief Executive Officer