Form 10-Q
period 2019-03-31
PROCYON CORP
filed 2019-05-17
CIK 812306

UNITED STATES SECURITIES & EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For Quarterly Period Ended March 31, 2019

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number: 0-17449

PROCYON CORPORATION

(Exact Name of Registrant as specified in its charter)

COLORADO	59-3280822
(State of Incorporation)	(I.R.S. Employer Identification Number)

1300 S. Highland Ave. Clearwater, FL 33756

(Address of Principal Executive Offices)

(727) 447-2998

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	PCYN	None, OTC Markets

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common stock, no par value; 8,077,388 shares outstanding as of May 13, 2019.

PART I. - FINANCIAL INFORMATION

PROCYON CORPORATION & SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

March 31, 2019 and June 30, 2018

	(unaudited)	(audited)
	March 31,	June 30,
	2019	2018
ASSETS

CURRENT ASSETS
Cash	$253,434	$270,313
Certificates of Deposit, plus accrued interest	153,874	153,457
Accounts Receivable, less allowance for doubtful accounts of $6,719 and $2,804 respectively	415,532	372,309
Inventories	432,156	416,621
Prepaid Expenses	343,176	171,340
TOTAL CURRENT ASSETS	1,598,172	1,384,040

PROPERTY AND EQUIPMENT, NET	482,484	512,353

OTHER ASSETS
Deposits	4,192	4,192
Inventories	149,413	160,294
Intangible Asset	17,000	17,000
Deferred Tax Asset, net valuation allowance of $ 144,348 and $133,867, respectively	227,125	280,370
	397,730	461,856

TOTAL ASSETS	$2,478,386	$2,358,249

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts Payable	$169,121	$95,472
Capital Lease Liability	-	2,110
Accrued Expenses	193,260	228,894
TOTAL CURRENT LIABILITIES	362,381	326,476

COMMITMENTS AND CONTINGENCIES (NOTE G)	-	-

STOCKHOLDERS' EQUITY
Preferred Stock, 496,000,000 shares authorized, none issued.	-	-
Series A Cumulative Convertible Preferred Stock, no par value; 4,000,000 shares authorized; 167,100 and 177,100 shares issued and outstanding, respectively	126,860	136,860
Common Stock, no par value, 80,000,000 shares authorized; 8,087,388 and 8,077,388 shares issued and outstanding, respectively	4,444,766	4,434,766
Paid-in Capital	15,885	15,885
Accumulated Deficit	(2,471,506)	(2,555,738)
TOTAL STOCKHOLDERS' EQUITY	2,116,005	2,031,773

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,478,386	$2,358,249

The accompanying notes are an integral part of these financial statements.

PROCYON CORPORATION & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Three and Nine Months Ended March 31, 2019 and 2018

	(unaudited)	(unaudited)	(unaudited)	(unaudited)
	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	March 31, 2019	March 31, 2018	March 31, 2019	March 31, 2018

NET SALES	$1,070,830	$1,107,018	$3,075,918	$2,955,868

COST OF SALES	288,684	297,889	832,876	793,622

GROSS PROFIT	782,146	809,129	2,243,042	2,162,246

OPERATING EXPENSES
Salaries and Benefits	379,399	390,860	1,112,133	1,119,944
Selling, General and Administrative	315,554	335,590	995,170	923,174
	694,953	726,450	2,107,303	2,043,118

INCOME / (LOSS) FROM OPERATIONS	87,193	82,679	135,739	119,128

OTHER INCOME (EXPENSE)
Interest Income	587	178	1,737	639
	587	178	1,737	639

INCOME / (LOSS) BEFORE INCOME TAXES	87,780	82,857	137,476	119,767

INCOME TAX (EXPENSE) / BENEFIT	(22,759)	(23,933)	(53,245)	(429,374)

NET INCOME / (LOSS)	65,021	58,924	84,231	(309,607)

Dividend requirements on preferred stock	(4,178)	(4,428)	(12,783)	(13,283)

Basic net income (loss) available to common shares	$60,843	$54,496	$71,448	$(322,890)

Basic net income (loss) per common share	$0.01	$0.01	$0.01	$(0.04)

Weighted average number of common shares outstanding	8,077,388	8,077,388	8,077,388	8,077,388

Diluted net income (loss) per common share	$0.01	$0.01	$0.01	$(0.04)

Weighted average number of common shares outstanding, diluted	8,319,488	8,300,669	8,319,488	8,077,388

The accompanying notes are an integral part of these financial statements.

PROCYON CORPORATION & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

For the Nine Months Ended March 31, 2019 and 2018

							Total
Nine Months Ended March 31, 2019	Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equtiy
Balance, June 30, 2018	177,100	$136,860	8,077,388	$4,434,766	$15,885	$(2,555,738)	$2,031,773

Net Income (Loss)	-	-	-	-	-	87,280	87,280

Balance, September 30, 2018	177,100	136,860	8,077,388	4,434,766	15,885	(2,468,458)	$2,119,053

Preferred Stock Converted to Common	(10,000)	(10,000)	10,000	10,000	-	-	-

Net Income (Loss)	-	-	-	-	-	(68,069)	(68,069)

Balance, December 31, 2018	167,100	$126,860	8,087,388	$4,444,766	$15,885	$(2,536,527)	$2,050,984

Net Income (Loss)	-	-	-	-	-	65,021	65,021

Balance, March 31, 2019	167,100	126,860	8,087,388	4,444,766	15,885	(2,471,506)	$2,116,005

							Total
Nine Months Ended March 31, 2018	Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equtiy
Balance, June 30, 2017	177,100	$136,860	8,077,388	$4,434,766	$15,885	$(2,300,011)	$2,287,500

Net Income (Loss)	-	-	-	-	-	7,865	7,865

Balance, September 30, 2017	177,100	$136,860	8,077,388	$4,434,766	$15,885	(2,292,146)	$2,295,365

Net Income (Loss)	-	-	-	-	-	(376,394)	(376,394)

Balance, December 31, 2017	177,100	$136,860	8,077,388	$4,434,766	$15,885	$(2,668,540)	$1,918,971

Net Income (Loss)	-	-	-	-	-	58,923	58,923

Balance, March 31, 2018	177,100	$136,860	8,077,388	$4,434,766	$15,885	$(2,609,617)	$1,977,894

The accompanying notes are an integral part of these financial statements.

PROCYON CORPORATION & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ending March 31, 2019 and 2018

	(unaudited)	(unaudited)
	March 31,	March 31,
	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES

Net Income / (Loss)	$84,231	$(309,607)
Adjustments to reconcile net (loss) / income to net cash (used in) / provided by operating activities:
Depreciation	39,375	35,375
Increase in Allowance for Doubtful Accounts	3,915	1,854
Deferred Income Taxes	53,245	429,374
Accrued Interest on Certificates of Deposit	(416)	-
Decrease (increase) in:
Accounts Receivable	(47,138)	30,614
Inventory	(4,654)	(73,556)
Prepaid Expenses	(171,836)	(120,663)
Increase (decrease) in:
Accounts Payable	73,649	66,931
Accrued Expenses	(35,634)	(115,251)
NET CASH (USED IN) / PROVIDED BY OPERATING ACTIVITIES	(5,263)	(54,929)

CASH FLOW FROM INVESTING ACTIVITIES

Redemption of CD	-	60,551
Purchase of property & equipment	(9,506)	(9,376)
NET CASH PROVIDED BY INVESTING ACTIVITIES	(9,506)	51,175

CASH FLOW FROM FINANCING ACTIVITIES

Capital Lease Liability payments	(2,110)	(2,841)
NET CASH (USED IN) FINANCING ACTIVITIES	(2,110)	(2,841)

NET CHANGE IN CASH	(16,879)	(6,595)

CASH AT BEGINNING OF PERIOD	270,313	173,173

CASH AT END OF PERIOD	$253,434	$166,578

SUPPLEMENTAL DISCLOSURES

Interest Paid	$-	$-
Taxes Paid	$-	$-

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

On March 31, 2019, there were 65,000 outstanding options to purchase shares of our common stock.

The fair value of a stock option is determined using the Black-Scholes option-pricing model, which values options based on the stock price at the grant date, the expected life of the option, the estimated volatility of the stock, the expected dividend payments, and the risk-free interest rate over the life of the option. There were no options granted during the quarter ended March 31, 2019.

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

For the nine months ended March 31, 2019, the potential dilutive effects of the preferred stock and stock options were included in the weighted-average shares outstanding.

NOTE B - INVENTORIES

Inventories consisted of the following:	March 31, 2019	June 30, 2018

Finished Goods	$397,127	$391,879
Raw Materials	184,442	185,036
	$581,569	$576,915

At March 31, 2019 and June 30, 2018, respectively, $149,413 and $160,294 of our inventory was considered non-current as it will not be used within a one year period.

NOTE C - STOCKHOLDERS' EQUITY

During January 1995, the Company's Board of Directors authorized the issuance of up to 4,000,000 shares of Series A Cumulative Convertible Preferred Stock ("Series A Preferred Stock"). The preferred stockholders are entitled to receive, as and if declared by the board of directors, quarterly dividends at an annual rate of $.10 per share of Series A Preferred Stock per annum. Dividends will accrue without interest and will be cumulative from the date of issuance of the Series A Preferred Stock and will be payable quarterly in arrears in cash or publicly traded common stock when and if declared by the Board of Directors. As of March 31, 2019, no dividends have been declared. Dividends in arrears on the outstanding preferred shares total $366,919 as of March 31, 2019.

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

NOTE D - INCOME TAXES AND AVAILABLE CARRYFORWARD

As of March 31, 2019, the Company had consolidated income tax net operating loss ("NOL") carryforwards for federal income tax purposes of approximately $1,437,000. The NOL will expire in various years ending through the year 2035. The utilization of certain loss carryforwards are limited under Section 382 of the Internal Revenue Code.

The components of the provision for income tax (expense) attributable to continuing operations are as follows:

	Nine Months	Nine Months
	3/31/2019	3/31/2018
Current
Federal	$0	$0
State	0	0
	$0	$0

Deferred
Federal	$(44,117)	$(376,305)
State	(9,128)	(53,069)
	$(53,245)	$(429,374)

Total Income Tax (Expense)	$(53,245)	$(429,374)

Deferred income taxes reflect the net tax effects of the temporarydifferences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:

Non-Current
Deferred tax assets
NOL and contribution carryforwards	$367,626
Accrued compensated absences	8,593
Accrued bonus	-
Allowance for doubtful accounts	1,703
Total deferred tax assets	377,922

Deferred tax (liabilities)
Excess of tax over book depreciation	(6,449)
Total deferred tax (liabilities)	(6,449)

Total deferred tax asset	371,473
Valuation Allowance	(144,348)
Net Deferred Tax Asset	$227,125

The change in the valuation allowance is as follows:

June 30, 2018	$(133,867)
March 31, 2019	$(144,348)
$(10,481)

Management believes it is more likely than not that the tax benefit of approximately $504,000 of NOL carryforwards will not be realized because management estimates that they will expire prior to their utilization. Therefore, management provided a valuation allowance of $144,348 against its deferred tax asset. Management will continue to evaluate its operating results each reporting period and assess whether it will be able to utilize all available NOL carryforwards before expiration.

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

Income taxes for the nine months ended March 31, 2019 and 2017 differ from the amounts computed by applying the effective income tax rate of 25.35% and 37.63%, respectively, to income before income taxes as a result of the following:

	Nine Months	Nine Months
	March 31, 2019	March 31, 2018
Expected (provision) at US statutory rate	$(28,870)	$(33,604)
State income tax net of federal (provision)	(5,973)	(4,740)
Nondeductible Expense	(4,344)	(3,881)
Change in estimates of losses carryforward	(563)	-
Change in valuation allowance	(10,481)	(108,150)
Effect or remeasurement due to tax reform	-	(278,999)
Other	(3,014)	-
Income Tax (Expense)	$(53,245)	$(429,374)

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

NOTE F - SUBSEQUENT EVENTS

We have evaluated subsequent events through May 14, 2019, which is the date the financial statements were available to be issued.

NOTE G - RECENT ACCOUNTING PRONOUNCEMENTS

In June 2018, the FASB issued ASU No. 2018-07, Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting, which clarifies when to account for a change to the terms or conditions of a share-based payment award as a modification. Under the new guidance, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award (as equity or liability) changes as a result of the change in terms or conditions. It is effective prospectively for the annual period ending June 30, 2019 and interim periods within that annual period. Earlyadoption is permitted. Based on management's current understanding of this standard along with the underlying substance of our operations, management believes it will not have a material impact on our consolidated financial statements.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), related to the recognition of lease assets and lease liabilities. The new guidance requires lessees to recognize almost all leases on their balance sheet as a right-of-use asset and a lease liability, other than leases that meet the definition of a short- term lease, and requires expanded disclosures about leasing arrangements. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee have not significantly changed from the current guidance. Lessor accounting is similar to the current guidance, but updated to align with certain changes to the lessee model and the new revenue recognition standard. The new guidance is effective for the Company on July 1, 2019, with early adoption permitted. Based on management's current understanding of this standard along with the underlying substance of our operations, management believes it will not have a material impact on our consolidated financial statements.

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

This Report on Form 10-Q, including Management's Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements. When used in this report, the words "may," "will," "expect," "anticipate," "continue," "estimate," "project," "intend," “plan,”"hope," "believe" and similar expressions, variations of these words or the negative of those words, and, any statement regarding possible or assumed future results of operations of the Company's business, the markets for its products, anticipated expenditures, regulatory developments or competition, or other statements regarding matters that are not historical facts, are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 regarding events, conditions and financial trends including, without limitation, business conditions in the skin and wound care market and the general economy, competitive factors, changes in product mix, production delays, product recalls, manufacturing capabilities, and other risks or uncertainties detailed in other of the Company's Securities and Exchange Commission filings. Such statements are based on management's current expectations and are subject to risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, the Company's actual plan of operations, business strategy, operating results and financial position could differ materially from those expressed in, or implied by, such forward-looking statements.

Recent Developments

In fiscal 2018, the Company added a new sales solution for physicians designed to reduce inventory costs while expanding access to AMERX’s full line of products. AMERX expanded the size of the warehouse facilities to address current demands and allow for future growth as the Company continues to focus efforts towards product line expansion.

In fiscal 2018, AMERX’s new product, Extremit-Ease Compression Garment, was listed among the Top 10 Innovations Award presented by HMP Communications. Extremit-Ease continues to gain momentum in the wound care, edema and lymphedema markets and expansion of the line is planned for Fiscal 2019.

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

Accounts Receivable Allowance

Accounts receivable allowance reflects a reserve that reduces our customer accounts and receivable to the net amount estimated to be collectible. The valuation of accounts receivable is based upon the credit-worthiness of customers and third-party payers as well as historical collection experience. Allowances for doubtful accounts are recorded as a selling, general and administrative expense for estimated amounts expected to be uncollectible from third-party payers and customers. The Company bases its estimates on its historical collection experience, current trends, credit policy and on the analysis of accounts by aging category. At March 31, 2019, and June 30, 2018, our allowance for doubtful accounts totaled $6,719 and $2,804, respectively.

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

Deferred Income Taxes

Deferred income taxes are recognized for the expected tax consequences in future years for differences between the tax bases of assets and liabilities and their financial reporting amounts, based upon enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. The Company accounts for income taxes under Topic 740 - Income Tax in the Accounting Standards Codification. A valuation allowance is used to reduce deferred tax assets to the net amount expected to be recovered in future periods. The estimates for deferred tax assets and the corresponding valuation allowance require us to exercise complex judgments. We periodically review and adjust those estimates based upon the most current information available. The Company had a valuation allowance of $144,348 and $133,867, respectively, as of March 31, 2019 and June 30, 2018. Because the recoverability of deferred tax assets is directly dependent upon future operating results, actual recoverability of deferred tax assets may differ materially from our estimates.

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

FINANCIAL CONDITION

As of March 31, 2019 the Company's principal sources of liquid assets included cash of $253,434, inventories of $432,156, and net accounts receivable of $415,532. The Company also has $153,874 in Certificate of Deposits. The Company had net working capital of $1,235,791, and no long-term debt at March 31, 2019.

During the nine months ended March 31, 2019 cash decreased from $270,313 as of June 30, 2018, to $253,434. Operating activities used cash of $5,263 during the period. The change is primarily the result of an increase in prepaid expenses.

The Company reflected a net non-current deferred tax asset of $227,125, at March 31, 2019. Because the recoverability of deferred tax assets is directly dependent upon future operating results, actual recoverability of deferred tax assets may differ materially from our estimates.

RESULTS OF OPERATIONS

Comparison of the three and nine months ended March 31, 2019 and 2018.

Net Sales during the quarter ended March 31, 2019, were $1,070,830 as compared to the previous year's quarter net sales of $1,107,018, a decrease of $36,188, or approximately 3%. We believe decreased sales for the three months ended March 31, 2019, continued as a result of purchasing trends effected by one of our major distributor’s merger into a larger company. Net Sales during the nine months ended March 31, 2019, were $3,075,918 as compared to the previous year's nine month period net sales of $2,955,868, an increase of $120,050, or approximately 4%. We believe increased sales were driven by expansion of our distribution network partners, expansion into new markets and new customer sales of both existing and new products.

Gross profit during the quarter ended March 31, 2019, was $782,146 as compared to $809,129 during the quarter ended March 31, 2018, a decrease of $26,983 or 3%. As a percentage of net sales, gross profit was approximately 73% in the quarter ended March 31, 2019, and approximately 73% in the corresponding quarter in 2018. Gross profit during the nine months ended March 31, 2019, was $2,243,042 as compared to $2,162,246 during the nine months ended March 31, 2018, an increase of $80,796 or 4%. As a percentage of net sales, gross profit was approximately 73% in the six months ended March 31, 2019, and approximately 73% in the corresponding period in 2018.

Operating expenses during the quarter ended March 31, 2019 were $694,953, consisting of $379,399 in salaries and benefits and $315,554 in selling, general and administrative expenses. This compares to operating expenses during the quarter ended March 31, 2018 of $726,450, consisting of $390,860 in salaries and benefits; and $335,590 in selling, general and administrative expenses. Expenses for the quarter ended March 31, 2019, decreased by $31,497 or approximately 4% compared to the corresponding quarter in 2018. The expense decrease came mainly from decreased marketing expenses. Operating expenses during the nine months ended March 31, 2019 were $2,107,303, consisting of $1,112,133 in salaries and benefits and $995,170 in selling, general and administrative expenses. This compares to operating expenses during the nine months ended March 31, 2018 of $2,043,118, consisting of $1,119,944 in salaries and benefits; and $923,174 in selling, general and administrative expenses. Expenses for the nine months ended March 31, 2019, increased by $64,185 or approximately 3% compared to the corresponding period in 2018. The expense increase came mainly from professional fees.

Operating profit increased by $4,514 to an operating income of $87,193 for the quarter ended March 31, 2019, as compared to an operating profit of $82,679 in the comparable quarter of the prior year. We believe the increase in net income for the three month period, of the comparable quarter of the prior year before income taxes was primarily attributable to the decrease in overall expenses. Operating profit increased by $16,611 to an operating profit of $135,739 for the nine months ended March 31, 2019, as compared to an operating profit of $119,128 in the comparable period of the prior year. We believe the increase in net income for the nine month period, of the comparable period of the prior year before income taxes was primarily attributable to the increase in Net Sales.

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

PART II. OTHER INFORMATION

ITEM 5. OTHER INFORMATION

ITEM 6. EXHIBITS

(A)	EXHIBITS

31.1	Certification of Justice W. Anderson pursuant to Exchange Act Rule 13a-14(a)/15d-14(a)
31.2	Certification of James B. Anderson pursuant to Exchange Act Rule 13a-14(a)/15d-14(a)
32.1	Certification Pursuant to 18 U.S.C.§1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002
101.1*	The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, formatted in XBRL (Extensible Business Reporting Language): (I) the Condensed Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) the Notes to Condensed Consolidated Financial Statements

*	Furnished, not filed

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

PROCYON CORPORATION
May 15, 2019	By:/s/ JUSTICE W. ANDERSON
Date	Justice W. Anderson, Chief Executive Officer