Form 10-K
period 2019-06-30
PROCYON CORP
filed 2019-09-30
CIK 812306

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[x]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended June 30, 2019

For the fiscal year ended June 30, 2019

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission file number 0-17449

PROCYON CORPORATION

(Exact name of registrant as specified in its charter)

Colorado	59-3280822
(State of incorporation)	(I .R.S. Employer ID No.)

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

Indicate by checkmark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the 3,997,791 shares of Common Stock held by non-affiliates was $1,099,393 on September 23, 2019, the date of the last sale of common stock, based on the average bid and asked price of $.275 on such date.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

As of September 21, 2019, there were 8,087,388 shares of the issuers Common Stock outstanding.

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

Products

Major product lines - AMERX®, AMERIGEL® , HELIX3 Bioactive Collagen®, EXTREMIT-EASE® Compression Garment

AMERX markets a proprietary line of AMERIGEL® advanced skin and wound care products made with Oakin®, proven to promote healing in wound and problematic skin conditions, including the AMERIGEL® Hydrogel Wound Dressing, AMERIGEL® Post Op Surgical Kits, AMERIGEL® Saline Wound Wash, AMERIGEL® Care Lotion and AMERIGEL® Barrier Lotion. These products have become the core foundation for AMERX’s growth. In the second half of fiscal 2015, AMERX expanded its product brands by introducing the HELIX3 Bioactive Collagen®. HELIX3 is available in two forms: Collagen Powder (HELIX3 CP®) and Collagen Matrix (HELIX3 CM®), developed to address market segments previouslyunavailable to AMERX. In fiscal 2016, AMERX continued its brand expansion by introducing the AMERX branded wound care product line. The line consists of: AMERX Calcium Alginate Dressing, AMERX Foam Dressing, AMERX Gauze Dressing, AMERX Hyrdocolloid Dressing, and AMERX Wound Care Kits, including AMERX Calcium Alginate Wound Care Kit, AMERX Collagen Matrix Wound Care Kit, AMERX Collagen Powder Wound Care Kit, AMERX Foam Wound Care Kit and AMERX Hydrogel Wound Care Kit. In fiscal 2017, AMERX expanded its product line to include a new segment of the wound care market by introducing the EXTREMIT-EASE® Compression Garment line, a patent-pending product. These new products have demonstrated early success and product expansion has made it possible for AMERX to provide treatments outside its historical niche. AMERX looks to continue this new product trend in fiscal 2020.

AMERX® wound care products sold under the brand names AMERIGEL®, HELIX3®, AMERX® and EXTREMIT-EASE® have received approval for Medicare reimbursement, assigned by the Pricing, Data Analysis and Coding contractor for Medicare and Medicaid ("PDAC"). We believe this reimbursement code is beneficial to AMERX's business, allowing customers on Medicare to seek coverage for use of these products.

AMERX spent approximately $33,000 towards research and development efforts over the past fiscal year. These efforts were directed towards expanding new product offerings.

The AMERIGEL® product line with OAKIN® is based on proprietary formulations which are protected as trade secret information and with registered trademarks. AMERX filed for patent protection on the Extremit-Ease Compression Garment in 2017. The patent is still pending, awaiting a final determination by the US Patent and Trademark office. HELIX3®, HELIX3 CP®, HELIX3 CM® and HELIX3 Bioactive Collagen®, OAKIN® and EXTREMIT-EASE® are registered trademarks of AMERX Health Care. All products are registered with the Food and Drug Administration ("FDA").

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

We believe AMERX Health Care's products offer quality, efficacious treatment options for acute and chronic wounds, ulcers and recurring skin conditions, and therapy options for edema most often treated by health care professionals. The retail market for AMERX products is comprised of national and regional chain stores, independent retail pharmacies and medical supply stores.

Distribution and Sales

AMERX's traditional method of distribution has been through retail and institutional distributors. We expect to continue increasing our distributor base, particularly with distributors capable of introducing AMERX's products in new medical specialtymarkets, in new geographical areas and to new retail chains. Distributors typicallypurchase products from AMERX on standard credit terms (2%10, Net 30). AMERX supports its distributors through product literature, advertising and participation at industry trade shows. All existing distributors sell AMERX products on a non-exclusive basis.

We periodically receive inquiries about international market distribution for the AMERIGEL® product line. These inquiries have been generated by our advertising, market presence and web sites (www.amerxhc.com, www.amerigel.com and www.extremitease.com). We respond to and pursue all such inquiries, while complying with applicable international regulatory guidelines.

In fiscal 2019, AMERX generated all of our net sales of approximately $4,191,000.

Significant Customer(s)

During fiscal 2019, no customer accounted for 10% or more of AMERX's sales.

Manufacturing

During fiscal 2019, the majority of manufacturing of AMERX's products was completed by non-affiliated manufacturing facilities. AMERX has written contracts with its manufacturers (and there are no minimum purchase requirements). The agreements / arrangements made with multiple manufacturers reduces the potential risk associated with relying on a single manufacturer. AMERX believes there are additional companies that could manufacture AMERX products according to specifications, if necessary.

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

Proprietary Rights

The United States Patent and Trademark Office registered the Company's AMERIGEL® trademark in January 1999. OAKIN®, the principal proprietaryingredient used in AMERIGEL® products, became a registered trademark in 2007. In fiscal 2016, AMERX received registered trademarks for the OAKIN® logo, HELIX3®, HELIX3 CM®, HELIX3 CP® and the HELIX3® logo. In fiscal 2017, AMERX received registered trademark approval for the EXTREMIT-EASE® Compression Garment name, logo and mark "WHERE COMPRESSION MEETS COMPLIANCE". All registered trademarks have been periodically renewed, when required, and are currently in effect. In 2017 AMERX Health Care filed a patent application related to our EXTREMIT-EASE® compression product. AMERX relies on a combination of trademarks, patents, trade secret protection and confidentiality agreements to establish and protect its proprietary rights.

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

Order Placement and Backlog

There were no back orders as of June 30, 2019 and June 30, 2018, respectively.

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

We believe that, as of June 30, 2019, we are in compliance with all applicable laws and regulations relating to our operations in all material respects. Compliance with the various provisions of national, state and local laws and regulations has had a material adverse effect upon the capital expenditures, earnings, financial position, liquidity and competitive position of the Company. We have incurred and will continue to incur costs in order to remain compliant with the latest regulations of the US Securities and Exchange Commission (“SEC”) and the FDA.

Employees

As of September 1, 2019, the Company and its subsidiary employ a total of 17 full time and 1 part time employees, consisting of 6 management employees, 5 sales-related employees and 7 administrative employees. One employee works under Procyon and seventeen employees work under the AMERX subsidiary.

ITEM 2.	PROPERTIES

We currently maintain our corporate office, and those of AMERX and Sirius, at 1300 South Highland Ave, Clearwater, Florida 33756. Our office consists of approximately 3,800 square feet of space. We own the building free and clear of any mortgage or lien.

On May 29, 2015 the Company entered into a lease agreement to lease 3,200 square feet of warehouse space in Clearwater, FL. The Company’s product line expansion required additional warehouse space. The lease is a sixty- three month lease starting July 1, 2015 and ending September 30, 2020. Lease payments started at $1,700 per month in year one and will increase to $1,913 per month in year five. This lease was amended on February 1, 2018 to increase the square footage of the new premises to 4,892 square feet and the lease term to April 2021. The amended lease payments begin at $2,752 per month (plus applicable sales tax) and increase 3% per year starting May 2019 and May 2020, respectively.

ITEM 3.	LEGAL PROCEEDINGS

The Company and its subsidiaries are not a party to any pending material legal proceedings nor is our property the subject of a pending legal proceeding.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND PURCHASES OF EQUITY SECURITIES.

The Company’s Common Stock is quoted on the OTCQB electronic quotations system run by OTC Markets Group, Inc. Any over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark down or commission and may not necessarily represent actual transactions.

As of September 23, 2019, there were approximately 110 record holders of the Company’s Common Stock.

Holders of Common Stock are entitled to receive such dividends if declared by the Company’s Board of Directors. We have not declared any dividends on our Common Stock and have no current plans to declare a dividend in the immediate future.

Holders of the Series A Cumulative Convertible Preferred Stock (the “Preferred Stock”) are entitled to receive, if declared by the Board of Directors, quarterly dividends at an annual rate of $.10 per share. Dividends accrue without interest, from the date of issuance, and are payable in arrears in cash or common stock, when and if declared by the Board of Directors. No dividends had been declared or paid at June 30, 2019, and dividends, if ever declared, in arrears at such date total $370,596.

Holders of the Preferred Stock have the right to convert their shares of Preferred Stock into an equal number of shares of Common Stock of the Company. In addition, every holder of preferred stock is entitled to that number of votes equal to the number of shares of common stock into which the preferred stock is convertible. Such preferred shares will automatically convert into one share of Common Stock at the close of a public offering of Common Stock by the Company provided the Company receives gross proceeds of at least $1,000,000, and the initial offering price of the Common Stock sold in such offering is equal to or in excess of $1 per share. During fiscal 2019, one holder of shares of Preferred Stock voluntarily converted its Preferred shares into shares of Common Stock. No shares were converted during fiscal 2018. So long as any shares of Series A Preferred Stock are outstanding, the Company is prohibited from declaring dividends or other distributions related to its Common Stock or purchasing, redeeming or otherwise acquiring any of the Common Stock.

There have been price fluctuations in the Company’s Common Stock during the period covered by this report. Factors that may have caused or can cause market prices to fluctuate include the number of shares available in the public float, any purchase or sale of a significant number of shares during a relatively short time period, quarterly fluctuations in results of operations, issuance of additional securities, entrance of such securities into the public float, market conditions specific to the Company’s industry and market conditions in general, and the willingness of broker-dealers to effect transactions in low priced securities. In addition, the stock market in general has experienced significant price and volume fluctuations in recent years. These fluctuations, may have had a substantial effect on the market price for many small capitalization companies such as the Company. Factors such as those cited above, as well as other factors that may be unrelated to the operating performance of the Company, may significantly affect the price of the Common Stock.

Equity Compensation Plan Information

The following table contains information regarding Procyon’s equity compensation plans as of June 30, 2019. The Company maintains one equity compensation plan, Procyon Corporation 2009 Stock Option Plan (the "2009 Option Plan"), which was approved by our shareholders in December 2009 and expires by its terms on December 8, 2019.

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

Our business in general is subject to certain risks including but not limited to the following:

-	we may not be able to produce or obtain, or may have to obtain at excessive prices, the raw materials and finished goods we need;
-	the vendors on whom we rely for manufacturing certain products maygo out of business, fail to meet demand or provide shipments on an untimely basis;
-	competitive pressures may require us to lower our prices on certain products, thereby adversely affecting operational results;
-	we may not be able to obtain, or obtain at uneconomic expense and protracted time, the regulatory approval of new products;
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

-	we mayexperience an increase in the number and magnitude of delinquent or uncollectible customer accounts during periods of economic downturn.

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

Deferred Income Taxes

Deferred income taxes are recognized for the expected tax consequences in future years for differences between the tax bases of assets and liabilities and their financial reporting amounts, based upon exacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. The Company accounts for income taxes under Topic 740 - Income Tax in the Accounting Standards Codification. A valuation allowance is used to reduce deferred tax assets to the net amount expected to be recovered in future periods. The estimates for deferred tax assets and the corresponding valuation allowance require us to exercise complex judgments. We periodically review and adjust those estimates based upon the most current information available. We had a valuation allowance of $133,867 as of June 30, 2018. We had a valuation allowance of $171,381 as of June 30, 2019.

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

Revenue from Contracts with Customers (Topic 606)

In May 2014, the FASB issued a new standard related to revenue recognition. Under the new standard, recognition of revenue occurs when a customer obtains control of promised goods or services in an amount that reflects the consideration to which the entity expects to receive in exchange for those goods or services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The new standard became effective for the Company beginning after December 15, 2017, including interim reporting periods within that reporting period. There has been no material effect to our financial results of operations based on this new standard.

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

Future Expectations

AMERX expects to further penetrate the health care market through its participation in industrytrade shows, advertisements in trade journals, development of additional distributor relationships and by opening new geographical territories (including international markets). AMERX management seeks to develop additional markets as the AMERIGEL®, HELIX3®, AMERX® and EXTREMIT-EASE® product lines gain broader acceptance in markets involved in advanced wound and skin care. AMERX management also seeks to develop new products to be released as soon as practicable, with expansion of the HELIX3® and EXTREMIT-EASE® lines expected in fiscal 2020.

Results of Operations

Comparison of Fiscal 2019 and 2018.

During fiscal 2019 and 2018, our results of operations related solely to the operations of AMERX. Net sales during fiscal 2019 were approximately $4,191,000 as compared to approximately $4,020,000 in fiscal 2018, an increase of approximately $171,000. Sales grew through continued sales of core brands combined with growth in new product brand sales.

Cost of sales were approximately $1,142,000 in fiscal 2019, as compared to approximately $1,085,000 in fiscal 2018, an increase of approximately $57,000 or 5%. Cost of sales in fiscal 2019, as a percentage of net sales, remained constant at 27%.

Gross profit increased to approximately $3,050,000 during fiscal 2019, as compared to approximately $2,936,000 during fiscal 2018, an increase of about $114,000, or 4%. As a percentage of net sales, gross profit was approximately 73% in fiscal 2019 as compared to 73% in fiscal 2018.

Operating expenses during fiscal 2019 were approximately $2,953,000, consisting of approximately $1,534,000 in salaries and benefits and $1,418,000 in selling, general and administrative expenses. Operating expenses in fiscal 2018 were approximately $2,809,000 and consisted of approximately $1,496,000 in salaries and benefits and approximately $1,313,000 in selling, general and administrative expenses. This represents an increase in expenses of approximately $144,000 in fiscal 2019 over the operating expenses in fiscal 2018. As a percentage of net sales, operating expenses during fiscal 2019 were 70% as compared to 70% during fiscal 2018; as gross profit increased approximately $114,000 for the year on an approximately $144,000 increase in operating expenses. Salaries and Benefits decreased secondary to not meeting incentive and commission goals. Selling, General and Administrative expenses increased due to increased marketing incurred launching new products.

Income from operations finished at approximately$97,000 in 2019, as compared to approximately$127,000 in fiscal 2018. Income before income taxes finished at approximately $99,000 in 2019, as compared to income of approximately $128,000 in 2018. Net income (after dividend requirements for Preferred Shares) was approximately $40,000 during fiscal 2019, compared to approximately $273,000 of net loss during fiscal 2018. The Company recorded approximately $72,000 of income tax expense when determining the net income available to common shares in fiscal 2019.

Management believes it is more likely than not that the tax benefit of approximately $676,000 of NOL carryforwards will not be realized because management estimates that they will expire prior to their utilization. Therefore, management provided a valuation allowance of $171,381 against its deferred tax asset. Management will continue to evaluate its operating results each reporting period and assess whether it will be able to utilize all available NOL carryforwards before expiration.

Liquidity and Capital Resources

Historically, we have financed our operations through revenues from operations. As of June 30, 2019, our principal sources of liquidity included inventories of approximately $609,000, net accounts receivable of approximately $420,000, cash of approximately $290,000, and certificates of deposit of approximately $154,000. We had net working capital of approximately $1,218,000 at June 30, 2019.

Operating activities provided cash of approximately$51,000 during fiscal 2019, and approximately$86,000 during fiscal 2018, consisting primarily of an increase in prepaid expenses of approximately $73,000, in fiscal 2019 and a decrease in accrued expenses, in fiscal 2018. Cash used by investing activities during fiscal 2019 was approximately $29,000 as compared to cash provided in fiscal 2018 of approximately $14,000, respectively. Cash used in financing activities during fiscal 2019 was $2,000 and $4,000 during fiscal 2018.

During fiscal 2019, one holder of shares of Preferred Stock converted its shares to Common Stock.

Commitments of Capital Expenditures

At June 30, 2019, the Company had no commitments for capital expenditures.

Off-Balance Sheet Arrangements

During fiscal years 2019 and 2018, we did not have any relationships or arrangements with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated financial statements as of June 30, 2019, and 2018 were audited by Ferlita, Walsh, Gonzalez and Rodriguez, P.A., the Company’s independent auditors, as indicated in their report included appearing at page F-1.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2019. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework, Guidance for Smaller Public Companies. Our assessment based on those criteria concludes that, as of June 30, 2019, the Company’s internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with Generally Accepted Accounting Principles (“GAAP”) rules as more fully described below. This was due to a deficiency that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be a material weakness. The matter involving internal controls and procedures that the Company’s management considers to be a material weakness under the standards of the Public Company Accounting Oversight Board in fiscal 2019 is inadequate segregation of duties consistent with control objectives. Management believes that this material weakness did not have an adverse effect on the Company’s financial results reported herein. We believe that this material weakness will be remedied with growth of the Company in the future and hiring of additional personnel.

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

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

NAME	Age	Capacities in Which Served	Director Since
Regina W. Anderson	72	Chairwoman of the Board	2005
Fred W. Suggs, Jr.	72	Director	1995
James B. Anderson	49	Director, Chief Financial Officer; Vice President - Operations, AMERX Health Care Corp.	2006
Justice W. Anderson	42	Director, Chief Executive Officer, - Procyon, President, AMERX Health Care Corp.	2006
Michael T. Foley	81	Director	2006
Joseph R. Treshler	66	Director	2013
Dr. Paul E. Kudelko, Sr	79	Director	2013
George O. Borak	58	Vice President - Sales, AMERX Health Care Corp.

Regina Anderson. Ms. Anderson has served as Chairwoman of the Board of Directors since September 2005, and as our Chief Executive Officer from November 2005 through December 2017. Ms. Anderson has 37 years experience in the medical field and 31 years of management experience. Ms. Anderson worked at Health South Rehabilitation Hospital for ten years as Outpatient Director, in charge of the main outpatient center plus four satellite offices. Prior to her work at HealthSouth, Regina was Vice-President of Operations at Stuffit Direct Marketing Company from 1980 through 1989. Regina received her Masters Degree from Kansas State University in 1970.

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

Justice W. Anderson. Mr. Anderson currently serves as the Chief Executive Officer/ President for Procyon and President and V.P. of Marketing for AMERX Health Care Corporation. He has served on Procyon's Board of Directors since 2006. Mr. Anderson served as the Vice President of Sales for AMERX from January of 2001 until June of 2012 when the new V.P. of Sales was hired. Mr. Anderson has served on the Corporate Advisory Board of the American Academyof Podiatric Practice Management. Mr. Anderson joined AMERX in 2000 after receiving his B.A. degree from the University of Florida. Mr. Anderson is the son of John C. Anderson, our late President, Chief Executive Officer and Chairman of the Board, son of Regina Anderson, the Company's Chairwoman of the Board and former Chief Executive Officer/President of Procyon and the brother of James B. Anderson, our Chief Financial Officer.

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

George O. Borak. George O. Borak Mr. Borak joined AMERX Health Care as Vice President of Sales in June of 2012. Mr. Borak has 34 years of experience in the medical field and 23 years in sales management. Most recently, he was Vice President of Sales and Marketing for Darco International where his duties included managing Sales, Marketing, Customer Service, OEM and International Sales. Prior to that he was in sales and sales management for several orthopedic companies. Mr. Borak earned his Bachelors of Science degree in Marketing Management from Youngstown State University in 1983, while working as a clinician in the Emergency and Orthopedic Departments of a local hospital.

Compliance with Section 16(a) of the Exchange Act

Under the securities laws of the United States, our directors, executive officers, and any persons holding more than ten percent of our Common Stock are required to report their initial ownership of the Company’s Common Stock and any subsequent changes in that ownership to the Securities and Exchange Commission and the Company. Specific due dates for these reports have been established and we are required to disclose any failure to file, or late filing, of such reports. Based solely on our review of the reports and amendments thereto furnished to the Company and written representations that all reports that were required to be filed in fiscal 2019, our officers, directors and beneficial owners of more than ten percent of its Common Stock complied with all Section 16(a) filing requirements.

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

In fiscal 2019, the Board of Directors held eight formal meetings. A majority of directors attended each meeting in person or by telephone. The Compensation Committee held seven meetings during fiscal 2019. The Audit Committee held two meetings during fiscal 2019. The Ethics Committee held two meeting during fiscal 2019.

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

Summary Compensation Table. The following table sets forth compensation information for the two fiscal years ended June 30, 2019 and 2018 of the Company’s Chief Executive Officer, Chief Financial Officer, the President and Vice President of Sales of our subsidiary, AMERX Health Care Corp. (the “Named Executive Officers”). Elements of compensation for our Named Executive Officers include salary, discretionary cash bonuses, stock option awards and other prerequisites and benefits. We do not have a pension plan and do not offer non- qualified deferred compensation arrangements.

Name and Principal Position	Year	Salary($)	Bonus($)	Option Awards ($)	Non-equity incentive plan compensation ($)(2)	All Other Compensation ($)	Total($)
Regina W. Anderson,	2019	$70,000	$0	0	$5,065	$0	$75,065
President, Chief Executive Officer through December 2017	2018	$127,890	$0	0	$5,973	$0	$133,863
Justice W. Anderson,	2019	$214,043	$0	$0	$15,486	$0	$229,529
President (AMERX ) CEO & President (Procyon) as of January 2018	2018	$214,043	$0	$0(1)	$15,981	$0	$230,024
James B. Anderson,	2019	$152,900	$0	0	$15,486	$0	$168,386
Chief Financial Officer, Vice Pres. of Operations (AMERX )	2018	$152,900	$0	0	$15,981	$0	$168,881
George O Borak,	2019	$160,000	$5,162	0	$12,429	$0	$177,591
Vice Pres. Of Sales (AMERX )	2018	$162,849	$7,671	0	$5,327	$0	$175,847
1.	Aggregate grant date fair value. 25,000 options granted with $0.19 exercise price.
2.	Profit sharing earned in fiscal 2018/2019 respectively, but paid on or about October 1, 2019/2020 respectively.

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

Justice W. Anderson's Restated and Amended Executive Employment Agreement, which is effective July 1, 2019, provides for a base annual salary of $240,000 and other benefits, including certain incentive bonus compensation based upon Amerx achieving certain financial goals for sales and net profit and at the discretion of the Board of Directors. Mr. Anderson's Agreement calls for a term of one year, but may be terminated by either party, with or without cause, upon thirty day's written notice.

James B. Anderson's Restated and Amended Executive Employment Agreement, which is effective July 1, 2019, provides for a base annual salary of $165,000 and other benefits, including short-term and long-term incentive bonus compensation based upon Amerx achieving certain operational and financial goals and at the discretion of the Board of Directors. Mr. Anderson's Agreement calls for a term of one year, but may be terminated by either party, with or without cause, upon thirty day's written notice.

George Borak's Restated and Amended Executive Employment Agreement, which is effective July 1, 2019, provides for a base annual salary of $170,000 and other benefits, including certain incentive bonus compensation based upon Amerx achieving certain financial goals for sales and net profit and at the discretion of the Board of Directors. Mr. Borak's Agreement calls for a term of one year, but may be terminated by either party, with or without cause, upon thirty day's written notice.

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

Compensation of Directors

No employee of the Company receives any additional compensation for his services as a director. No non- employee director receives any compensation for his service; however, the Board of Directors has authorized payment of reasonable travel or other out-of-pocket expenses incurred by non-management directors in attending meetings of the Board of Directors. The Board of Directors may consider alternative director compensation arrangements from time to time.

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

The Board of Directors has authorized the issuance of 500,000 shares of common stock to underlie the granting of Incentive Stock Options and 500,000 shares of common stock to underlie the granting of Non-Qualified Stock Options and SARs under the 2009 Option Plan. The Board issued 250,000 shares of common stock to underlie Non-Qualified Stock Options on September 27, 2016, effective on June 30, 2016. As of June 30, 2019, 65,000 Options to purchase common stock have been awarded to Justice Anderson, pursuant to the terms of his employment agreements, effective October 1, 2015 and July 1, 2016, respectively. The 1,000,000 shares of common stock that have been reserved for the 2009 Option Plan (250,000 recently issued for Non-Qualified Stock Options) have not been registered under the Securities Act of 1933. We have no present plans to register such shares.

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

The following table sets forth certain information regarding beneficial ownership of our Common Stock as of September 21, 2019 by (i) each person known by the Company to own beneficially more than 5% of the outstanding Common Stock, (ii) each director or director nominee, and (iii) all executive officers and directors as a group. Each person has sole voting and sole investment or dispositive power with respect to the shares shown except as noted. As to the Company's preferred stock, as of September 21, 2019 no officer or director of the company owned any preferred shares. In addition, no individual shareholder beneficially owned more than 5% of the Company's preferred shares.

Common Shareholdings on September 21, 2019

Name and Address	(3)	Number of Shares		Percent of Class (%)
Regina W. Anderson		78,060		1.0
Fred W. Suggs	(1)	100,000		1.2
James B. Anderson		81,000	(5)	1.0
Justice W. Anderson	(4)	3,490,500		43.2
Michael T. Foley	(2)	222,945	(6)	2.8
Joseph R. Treshler	(1) (2)	17,000		*
Paul E. Kudelko		-		*
George O. Borak		100,092		1.2
All directors and officers as a group (eight persons)		4,089,597		50.6
Roy M. Speer Foundation, 2535 Success Dr., Odessa, FL		1,600,000		19.9
*	Less than 1%

(1)	Member of the Compensation Committee.
(2)	Member of the Audit Committee.
(3)	Except as noted above, the address for all persons listed is 1300 S. Highland Ave, Clearwater, Florida 33756
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

Other than transactions described below, since July 1, 2018, there has not been, nor is there currently proposed, any transaction or series of similar transactions to which we were or will be a party:

•	in which the amount involved exceeds $120,000; and,
•

in which any director, nominee for director, executive officer, shareholder which beneficially owns five percent or more of our common stock or any member of their immediate family members, had or will have a direct or indirect material interest.

Regina W. Anderson, our Chairwoman and through December 2017 Chief Executive Officer and President, personally guaranteed the $250,000 line of credit of which $0 was drawn out at June 30, 2018. This line of credit expired in April of 2018 and was not renewed.

Justice W. Anderson, our Chief Executive Officer, personally guaranteed a new $250,000 line of credit of which $0 was drawn out as of June 30, 2019.

Director Independence

We have determined that the following directors are independent within applicable NASDAQ rules: Messrs. Suggs, Foley, Treshler and Kudelko. Regina, James and Justice Anderson are not independent as they are executive officers of the Company and its subsidiaries (or were during fiscal 2018 and part of fiscal 2019). Accordingly, our Board of Directors is composed of a majority of independent directors. Our Compensation Committee, Audit Committee and Ethics Committee are composed entirely of independent directors pursuant to applicable NASDAQ rules. In addition, Mr. Foley and Mr. Treshler, also meet the definition of independence under SEC Rule 10A-3.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees. In fiscal 2019, the Company paid to its independent accountants $58,750 in fees related directly to the audit and review of the Company’s financial statements. In fiscal 2018, the Company paid to its independent accountants $52,750 in fees related directly to the audit and review of the Company’s financial statements.

Audit-Related Fees. The Company’s independent accountants performed no other audit-related services for the Company during fiscal 2019 and 2018, other than the audit services described above.

Tax Fees: In fiscal 2019, the Company paid to its independent accountants $2,000 in fees related directly to tax preparations. In fiscal 2018, the Company paid to its independent accountants $2,000 in fees related directly to tax preparations.

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)	Exhibits

1.	The financial statements filed herewith are listed in the Index to Financial Statements included in Item 7.

Exhibit No.		Document
*	3.1	Articles of Incorporation
+	3.1.1	Articles of Amendment to Articles of Incorporation
*	3.2	Bylaws
+	4.1	Designation of Series A Preferred Stock
&	10.1	Procyon Corporation 2009 Stock Option Plan
**	10.7	Lease agreement and Amended Lease Agreement, effective February 1, 2018.

//	10.9	Restated and Amended Executive Employment Agreement effective July 1, 2019 - Justice W. Anderson
//	10.10	Restated and Amended Executive Employment Agreement effective July 1, 2019 - James B. Anderson
//	10.12	Restated and Amended Executive Employment Agreement effective July 1, 2019 - George Borak
##	10.13	Restated and Amended Executive Employment Agreement effective January 9, 2018 - Justice W. Anderson
##	10.14	Restated and Amended Executive Employment Agreement effective January 9, 2018 - Regina W. Anderson
++	14.1	Code of Ethics for Senior Financial Officers.
x	31.1	Certification of Justice W. Anderson pursuant to Exchange Act Rule 13a-14(a)/15d-14(a)
x	31.2	Certification of James B. Anderson pursuant to Exchange Act Rule 13a-14(a)/15d-14(a)
x	32.1	Certification Pursuant to 18 U.S.C. § 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002
&&	101.1

The following materials from the Company's Annual Report on Form 10-K for the period ended June 30, 2019, formatted in XBRL (Extensible Business Reporting Language): (I) the Condensed Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) the Notes to Condensed Consolidated Financial Statement

	*	Incorporated by reference to the Company’s Registration Statement on Form S-1, S.E.C. File No.33-13273.
	+	Incorporated by reference to the Company’s Form 10-KSB for the fiscal year ended June 30, 1995.
	++	Incorporated by reference to the Company’s Schedule 14A filed on or about October 15, 2004.
	**	Incorporated by reference to the Company’s Form 8-K filed on or about March 14, 2018.
	x	Filed herewith.
	&	Incorporated by reference to the Company’s Schedule 14A filed on or about November 9, 2009.
	//	Incorporated by reference to the Company’s Form 8-K filed on or about September 16, 2019.
	##	Incorporated by reference to the Company’s Form 8-K filed on or about March 14, 2018.
	&&	Furnished, not filed

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

PROCYON CORPORATION

By:	/s/ Justice W. Anderson
Justice W. Anderson,
Chief Executive Officer/President

Date: September 30, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the registrant and in the capacities and on the dates indicated have signed this report below.

Signature	Title	Date

/s/ Regina W. Anderson	Chairwoman of the Board	September 30, 2019
Regina W. Anderson

/s/ James B. Anderson	Chief Financial Officer,	September 30, 2019
James B. Anderson	President (Sirius) and Director

/s/ Justice W. Anderson	President (AMERX) and Director,	September 30, 2019
Justice W. Anderson	Chief Executive Officer and
President(Procyon)

/s/ Michael T. Foley	Director	September 30, 2019
Michael T. Foley

/s/ Fred W. Suggs, Jr.	Director	September 30, 2019
Fred W. Suggs, Jr.

/s/ Joseph R. Treshler	Director	September 30, 2019
Joseph R. Treshler

/s/ Paul Kudelko	Director	September 30, 2019
Paul Kudelko

EXHIBIT INDEX

Exhibit No.		Document	Item No.
*	3.1	Articles of Incorporation	3
+	3.1.1	Articles of Amendment to Articles of Incorporation	3
*	3.2	Bylaws	3
+	4.1	Designation of Series A Preferred Stock	4
&	10.1	Procyon Corporation 2009 Stock Option Plan
**	10.7	Lease agreement and Amended Lease Agreement, effective February 1, 2018.
//	10.9	Restated and Amended Executive Employment Agreement effective July 1, 2019 - Justice W. Anderson
//	10.10	Restated and Amended Executive Employment Agreement effective July 1, 2019 - James B. Anderson
//	10.12	Restated and Amended Executive Employment Agreement effective July 1, 2019 - George Borak
##	10.13	Restated and Amended Executive Employment Agreement effective January 9, 2018 - Justice W. Anderson
##	10.14	Restated and Amended Executive Employment Agreement effective January 9, 2018 - Regina W. Anderson
++	14.1	Code of Ethics for Senior Financial Officers.
x	31.1	Certification of Justice W. Anderson pursuant to Exchange Act Rule 13a-14(a)/15d-14(a)	31
x	31.2	Certification of James B. Anderson pursuant to Exchange Act Rule 13a-14(a)/15d-14(a)	31
x	32.1	Certification Pursuant to 18 U.S.C. § 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002	32
&&	101.1

The following materials from the Company's Annual Report on Form 10-K for the period ended June 30, 2019, formatted in XBRL (Extensible Business Reporting Language): (I) the Condensed Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) the Notes to Condensed Consolidated Financial Statement

*	Incorporated by reference to the Company’s Registration Statement on Form S-1, S.E.C. File No.33-13273.
+	Incorporated by reference to the Company’s Form 10-KSB for the fiscal year ended June 30, 1995.
++	Incorporated by reference to the Company’s Schedule 14A filed on or about October 15, 2004.
**	Incorporated by reference to the Company’s Form 8-K filed on or about March 14, 2018.
x	Filed herewith.
&	Incorporated by reference to the Company’s Schedule 14A filed on or about November 9, 2009.
//	Incorporated by reference to the Company’s Form 8-K filed on or about September 16, 2019.
##	Incorporated by reference to the Company’s Form 8-K filed on or about March 14, 2018.
&&	Furnished, not filed

PROCYON CORPORATION AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

Years Ended June 30, 2019 and 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Procyon Corporation and Subsidiaries

Clearwater, Florida

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Procyon Corporation and subsidiaries (the "Company") as of June 30, 2019 and 2018, the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the two-year period ended June 30, 2019 and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the two-year period ended June 30, 2019, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are requiredto be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Tampa, Florida

September 26, 2019

PROCYON CORPORATION & SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
June 30, 2019 and 2018

	2019	2018
ASSETS

CURRENT ASSETS
Cash	$290,287	$270,313
Certificates of Deposit, plus accrued interest	153,951	153,457
Accounts Receivable, less allowance for doubtful accounts of $6,719 and $2,804 respectively	419,630	372,309
Inventories	485,433	416,621
Prepaid Expenses	244,494	171,340
TOTAL CURRENT ASSETS	1,593,795	1,384,040

PROPERTY AND EQUIPMENT, NET	488,460	512,353

OTHER ASSETS
Deposits	4,192	4,192
Inventories	123,204	160,294
Intangible Asset	17,000	17,000
Deferred Tax Asset, Net of Valuation Allowance of $171,381 and $133,867, respectively	208,281	280,370
	352,677	461,856

TOTAL ASSETS	$2,434,932	$2,358,249

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts Payable	$147,445	$95,472
Capital Lease Liability	-	2,110
Accrued Expenses	228,490	228,894
TOTAL CURRENT LIABILITIES	375,935	326,476

TOTAL LIABILITIES	375,935	326,476

COMMITMENTS AND CONTINGENCIES (NOTE G)	-	-

STOCKHOLDERS' EQUITY
Preferred Stock, 496,000,000 shares authorized, none issued.	-	-
Series A Cumulative Convertible Preferred Stock, no par value; 4,000,000 shares authorized; 167,100 and 177,100 shares issued and outstanding, respectively.	126,860	136,860
Common Stock, no par value, 80,000,000 shares authorized; 8,087,388 and 8,077,388 shares issued and outstanding, respectively	4,444,766	4,434,766
Paid-in Capital	15,885	15,885
Accumulated Deficit	(2,528,514)	(2,555,738)
TOTAL STOCKHOLDERS' EQUITY	2,058,997	2,031,773

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,434,932	$2,358,249

The accompanying notes are an integral part of these financial statements.

PROCYON CORPORATION & SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended June 30, 2019 and 2018

	2019	2018
NET SALES	$4,191,188	$4,020,274
COST OF SALES	1,141,602	1,084,574
GROSS PROFIT	3,049,586	2,935,700
OPERATING EXPENSES
Salaries and Benefits	1,534,407	1,496,076
Selling, General and Administrative	1,418,106	1,312,539
	2,952,513	2,808,615

INCOME / (LOSS) FROM OPERATIONS	97,073	127,085

OTHER INCOME (EXPENSE)
(Loss) on Disposal of Assets	-	(290)
Interest Income	2,240	846
	2,240	556

INCOME BEFORE INCOME TAXES	99,313	127,641

INCOME TAX EXPENSE	(72,089)	(383,368)

NET (LOSS) INCOME	27,224	(255,727)

Dividend requirements on preferred stock	(16,960)	(17,710)

Basic net (loss) income available to common shares	$10,264	$(273,437)

Basic net (loss) income per common share	$0.00	$(0.03)

Weighted average number of common shares outstanding	8,087,388	8,077,388

Diluted net (loss) income per common share	$0.00	$(0.03)

Weighted average number of common shares outstanding, diluted	8,319,488	8,077,388

The accompanying notes are an integral part of these financial statements.

PROCYON CORPORATION & SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
For the Twelve Months Ended June 30, 2019 and 2018

							Total
Twelve Months Ended June 30, 2019	Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equtiy
Balance, June 30, 2018	177,100	$136,860	8,077,388	$4,434,766	$15,885	$(2,555,738)	$2,031,773

Net Income (Loss)	-	-	-	-	-	87,280	87,280

Balance, September 30, 2018	177,100	136,860	8,077,388	4,434,766	15,885	(2,468,458)	$2,119,053

Preferred Stock Converted to Common	(10,000)	(10,000)	10,000	10,000	-	-	-

Net Income (Loss)	-	-	-	-	-	(68,067)	(68,067)

Balance, December 31, 2018	167,100	126,860	8,087,388	4,444,766	15,885	(2,536,525)	2,050,986

Net Income (Loss)	-	-	-	-	-	65,021	65,021

Balance, March 31, 2019	167,100	126,860	8,087,388	4,444,766	15,885	(2,471,504)	$2,116,007

Net Income (Loss)	-	-	-	-	-	(57,010)	(57,010)

Balance, June 30, 2019	167,100	$126,860	8,087,388	$4,444,766	$15,885	$(2,528,514)	$2,058,997

							Total
Twelve Months Ended June 30, 2018	Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equtiy
Balance, June 30, 2017	177,100	$136,860	8,077,388	$4,434,766	$15,885	$(2,300,011)	$2,287,500

Net Income (Loss)	-	-	-	-	-	7,865	7,865

Balance, September 30, 2017	177,100	136,860	8,077,388	4,434,766	15,885	(2,292,146)	2,295,365

Net Income (Loss)	-	-	-	-	-	(376,395)	(376,395)

Balance, December 31, 2017	177,100	136,860	8,077,388	4,434,766	15,885	(2,668,541)	1,918,970

Net Income (Loss)	-	-	-	-	-	58,924	58,924

Balance, March 31, 2018	177,100	136,860	8,077,388	4,434,766	15,885	(2,609,617)	1,977,894

Net Income (Loss)	-	-	-	-	-	53,879	53,879

Balance, June 30, 2018	177,100	$136,860	8,077,388	$4,434,766	$15,885	$(2,555,738)	$2,031,773

The accompanying notes are an integral part of these financial statements.

PROCYON CORPORATION & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended June 30, 2019 and 2018

	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES

Net Income / Loss	$27,224	$(255,727)
Adjustments to reconcile net income / loss to net cash provided by operating activities:
Depreciation	52,646	47,862
Increase in Allowance for Doubtful Accounts	3,915	1,803
Deferred Income Taxes	72,089	383,368
Accrued Interest on Certificates of Deposit	(494)	(803)
Loss on Disposal of Assets	-	290
Decrease (increase) in:
Accounts Receivable	(51,236)	17,427
Inventory	(31,722)	459
Prepaid Expenses	(73,154)	3,866
Increase (decrease) in:
Accounts Payable	51,973	(25,111)
Accrued Expenses	(404)	(86,935)
NET CASH PROVIDED BY OPERATING ACTIVITIES	50,837	86,499

CASH FLOW FROM INVESTING ACTIVITIES
Redemption of Certificate of Deposit	-	61,156
Purchase of Property & Equipment	(28,753)	(46,727)
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(28,753)	14,429

CASH FLOW FROM FINANCING ACTIVITIES
Payments on Capital Lease	(2,110)	(3,788)
NET CASH (USED IN) FINANCING ACTIVITIES	(2,110)	(3,788)

NET CHANGE IN CASH	19,974	97,140

CASH AT BEGINNING OF THE YEAR	270,313	173,173

CASH AT END OF THE YEAR	$290,287	$270,313

SUPPLEMENTAL DISCLOSURES
Interest Paid	$-	$-
Taxes Paid	$-	$-

NONCASH TRANSACTION DISCLOSURES
During Fiscal 2019, 10,000 shares of Series A Cumulative Convertible Preferred Stock were exchanged for 10,000 shares of Common Stock

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

Concentration of Credit Risk

The Company maintains its cash at various financial institutions. All noninterest-bearing transaction accounts are fully insured by the Federal Deposit Insurance Corporation, regardless of the balance of the account, at all insured institutions. At June 30, 2019 and 2018, our uninsured cash balance was $0.

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

The valuation of accounts receivable is based upon the credit-worthiness of customers as well as historical collection experience. Estimating the credit worthiness of customers and recoverability of customer accounts requires us to exercise considerable judgment. Allowances for doubtful accounts are recorded as a selling, general and administrative expense for estimated amounts expected to be uncollectible from third-party payers and customers. The Company bases its estimates on its historical collection and write-off experience, current trends, credit policy, and on analysis of accounts receivable by aging category. As of June 30, 2019 and 2018, accounts receivable allowance was approximately $6,700 and $2,800, or less than 2% and 1% respectively of gross accounts receivable.

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

Deferred Income Taxes

Deferred income taxes are recognized for the expected tax consequences in future years for differences between the tax bases of assets and liabilities and their financial reporting amounts, based upon exacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. The Company accounts for income taxes under Topic 740 - Income Tax in the Accounting Standards Codification. A valuation allowance is used to reduce deferred tax assets to the net amount expected to be recovered in future periods. The estimates for deferred tax assets and the corresponding valuation allowance require us to exercise complex judgments. We periodically review and adjust those estimates based upon the most current information available. We have a valuation allowance of $171,381 as of June 30, 2019. We had a valuation allowance of $133,867 as of June 30, 2018.

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

Shipping and Handling Costs

Shipping and handling costs incurred were approximately $128,000 and $102,000 for the years ended June 30, 2019, and 2018, respectively, and were included in selling, general and administrative expenses.

Advertising and Marketing

The Company records advertising and marketing expenses in the periods in which they are incurred. During the years ended June 30, 2019 and 2018, approximately $576,000 and $608,000, of advertising and marketing costs were included in selling, general and administrative expenses for each respective year.

Stock Based Compensation

The Company maintains the Procyon Corporation 2009 Stock Option Plan (the "2009 Option Plan"). The 2009 Option Plan was approved by the Company's shareholders on December 8, 2009 and will expire on December 8, 2019.

The 2009 Option Plan provides for the granting of incentive stock options, non-qualified stock options, and stock appreciation rights ("SARs") to eligible officers, directors, employees and consultants of the Company and its subsidiaries. The 2009 Option Plan is administered by the Compensation Committee. The Board of Directors has authorized the issuance of 500,000 shares of common stock to underlie the granting of incentive stock options and 500,000 shares of common stock to underlie the granting of non-qualified stock options and SARs under the 2009 Option Plan. The Board issued 250,000 shares of common stock to underlie Non-Qualified Stock Options, on September 27, 2016, effective June 30, 2016. However, 40,000 Options to purchase common stock were awarded to Justice Anderson pursuant to his employment agreement effective July 1, 2016 and 25,000 Options to purchase common stock were awarded to Justice Anderson pursuant to his employment agreement effective July 1, 2017. As of June 30, 2019, no other stock options or other awards have been granted under the 2009 Option Plan. The 1,000,000 shares of common stock that have been reserved for the 2009 Option Plan (250,000 recently issued for Non-Qualified Stock Options) have not been registered under the Securities Act of 1933.

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

Additional information with respect to stock option activity is as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at June 30, 2017	65,000	$0.15
Granted	-	$-
Exercised	-	$-
Cancelled	-	$-
Outstanding at June 30, 2018	65,000	$0.15
Granted	-	$-
Exercised	-	$-
Cancelled	-	$-
Outstanding at June 30, 2019	65,000	$0.15
Options exercisable at June 30, 2018	65,000	$0.17
Options exercisable at June 30, 2019	65,000	$0.17

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

Subsequent Events

We have evaluated subsequent events through September 26, 2019, which is the date the financial statements were available to be issued.

NOTE B - INVENTORIES

Inventories consisted of the following:

	June 30, 2019	June 30, 2018
Finished Goods	$448,395	$391,879
Raw Materials	160,242	185,036
	$608,637	$576,915

At June 30, 2019 and 2018, respectively, $123,204 and $160,294 of our inventory was considered non- current as it will not be used within a one year period.

NOTE C - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

As of June 30, 2019	Owned	Capitalized Leases	Total
Office Equipment	$163,288	$11,364	$174,652
Furniture and Fixtures	33,347		33,347
Software	60,754		60,754
Leasehold improvements	95,329		95,329
Production Equipment	24,577		24,577
Building	492,559		492,559
Land	64,547		64,547
	934,401	11,364	945,765
Less accumulated depreciation	(445,941)	(11,364)	(457,305)
	$488,460	$0	$488,460

Depreciation expense was $52,646 for the year ended June 30, 2019.

As of June 30, 2018	Owned	Capitalized Leases	Total
Office Equipment	$143,493	$11,364	$154,857
Furniture and Fixtures	29,150		29,150
Software	56,870		56,870
Leasehold Improvements	95,329		95,329
Production Equipment	24,577		24,577
Building	491,682		491,682
Land	64,547		64,547
	905,648	11,364	917,012
Less accumulated depreciation	(399,735)	(4,924)	(404,659)
	$505,913	$6,440	$512,353

Depreciation expense was $47,862 for the year ended June 30, 2018.

In 2016, the Company leased certain equipment under agreements classified as a capital lease through January 31, 2019. The annual rent is $3,788. The asset and liability under the capital lease is recorded at the lower of the present value of the minimum lease payments or the fair market value of the asset. The equipment is depreciated over the lower of its related lease terms or its estimated productive life. Depreciation of the equipment under the capital lease is included in depreciation expense for the years ended June 30, 2019 and 2018.

NOTE D - INTANGIBLE ASSETS

On June 30, 2017, the Company acquired the formulation of its care lotion from its manufacturer for $17,000. The Company has determined that this asset has an indefinite useful life and therefore is not being amortized, but instead will be tested for impairment at least annually in accordance with the provisions of FASB ASC 350, Intangibles - Goodwill and Other.

NOTE E - ACCRUED EXPENSES

Accrued expenses consist of the following at June 30, 2019 and 2018.

	2019	2018
Accrued Payroll	$116,282	$109,787
Accrued Paid Time Off	29,923	27,898
Accrued Professional Fees	44,901	39,897
Accrued Incentive Plan	27,660	41,198
Other	9,724	10,114
Total	$228,490	$228,894

NOTE F - LINE OF CREDIT

In fiscal 2018, the Company held a $250,000, due-on-demand line of credit with a financial institution. The line of credit was not renewed in April 2018. At June 30, 2018, the Company owed $0 on this line of credit.

In fiscal 2019, the Company entered into a new line of credit with a limit of $250,000 from a different financial institution. At June 30, 2019, the Company owed $0 on this line of credit.

Interest expense for the years ended June 30, 2019 and 2018 was $0 and $0, respectively.

NOTE G - COMMITMENTS AND CONTINGENCIES

The Company leases warehouse office space under operating leases expiring through year 2021. Lease expenses for the fiscal years ended June 30, 2019 and 2018 were $54,259 and $46,130, respectively. The minimum lease payments due under the lease agreements for fiscal years ended June 30, are as follows:

2020	$34,182
2021	29,193
$63,375

NOTE H - STOCKHOLDERS’ EQUITY

During January 1995, the Company's Board of Directors authorized the issuance of up to 4,000,000 shares of Series A Cumulative Convertible Preferred Stock. The preferred stockholders are entitled to receive, if declared by the board of directors, quarterly dividends at an annual rate of $.10 per share of Series A Cumulative Convertible Preferred Stock per annum. Dividends accrue without interest and are cumulative from the date of issuance of the Series A Cumulative Convertible Preferred Stock and are payable quarterly in arrears in cash or publicly traded common stock when and if declared by the board of directors. As of June 30, 2019, no dividends have been declared. Dividends in arrears on the outstanding preferred shares total $370,596 or approximately $2.22 per share as of June 30, 2019. So long as any shares of Series A Preferred Stock are outstanding, the Company is prohibited from declaring dividends or other distributions related to its Common Stock or purchasing, redeeming or otherwise acquiring any of the Common Stock.

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

Share-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest. As share-based compensation expense recognized in the statement of operations is based on awards ultimately expected to vest, it can be reduced for estimated forfeitures. The ASC topic Stock Compensation requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The share based compensation charged against income for the periods ended June 30, 2019 and 2018 was $0 and $0 respectively.

NOTE I - EARNINGS PER SHARE

As required by Accounting Standards Codification Topic 260 - Earnings per Share (“Topic 260"), the following table sets forth the computation of basic and diluted earnings per share:

	Years Ended June 30,
	2019	2018
Numerator:
Net Income (Loss)	$27,224	$(255,727)
Adjustment for basic earnings per share:
Dividend requirements on preferred stock	(16,960)	(17,710)
Numerator for basic earnings per share-Net income available to common stockholders	$10,264	$(273,437)
Effect of dilutive securities:
Numerator for diluted earnings per share-Net income available to common stockholder	$10,264	$(273,437)
Denominator:
Denominator for basic earnings per share-Weighted-average common shares	8,087,388	8,077,388
Effect of dilutive securities:
Stock options	65,000	-
Weighted-average Dilutive potential common shares	167,100	-
Denominator for dilutive earnings per share-Adjusted weighted-average shares and assumed conversions	8,319,488	8,077,388
Basic Net Income per share	$0.00	$(0.03)
Diluted Net Income per share	$0.00	$(0.03)

NOTE J - INCOME TAXES AND AVAILABLE CARRYFORWARD

As of June 30, 2019, the Company had consolidated income tax net operating loss ("NOL") carryforward for federal income tax purposes of approximately $1,457,000. The NOL will expire in various years ending through the year 2035.The utilization of certain of the loss carryforwards are limited under Section 382 of the Internal Revenue Code.

The components of the provision for income taxes expenses are attributable to continuing operations as follows:

	Year ended	Year ended
	June 30, 2019	June 30, 2018
Current
Federal	$-	$-
State	-	-
	-	-
Deferred
Federal	$(59,730)	$(335,986)
State	(12,359)	(47,382)
	$(72,089)	$(383,368)

Deferred income taxes reflect the net tax effects of the temporarydifferences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:

Non-Current
Deferred tax assets:
NOL and contribution carryforwards	$373,267
Accrued compensated absences	7,584
Accrued bonus	7,010
Allowance for doubtful accounts	1,703
389,564
Deferred tax (liabilities):
Excess of tax over book depreciation	(9,902)
Total deferred tax (liabilities)	(9,902)
Net deferred tax asset (liability)	379,662
Valuation Allowance	(171,381)
Net deferred tax asset	$208,281

The change in the valuation allowance is as follows:

June 30, 2019	$(171,381)
June 30, 2018	(133,867)
$(37,514)

Management believes it is more likelythan not that the tax benefit of approximately$676,000 of NOL carryforwards will not be realized because management estimates that they will expire prior to their utilization. Therefore, management provided a valuation allowance of $171,381 against its deferred tax asset. Management will continue to evaluate its operating results each reporting period and assess whether it will be able to utilize all available NOL carryforwards before expiration.

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

Income taxes for the years ended June 30, 2019 and 2018 differ from the amounts computed by applying the effective income tax rates of 25.35% and 32.01%, to income before income taxes as a result of the following:

	2019	2018
Expected benefit (provision) at US statutory rate	$(20,856)	$(35,234)
State income tax net of federal benefit (provision)	(4,315)	(4,970)
Nondeductible expense	(5,827)	(5,050)
Change in estimates of losses carryforward	(563)	-
Change in valuation allowance	(37,513)	(133,867)
Effect of remeasurement due to tax reform	-	(204,247)
Other	(3,015)	-

Income tax benefit (expense)	$(72,089)	$(383,368)

The earliest tax year still subject to examination by taxing jurisdictions is fiscal year June 30, 2016.

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

NOTE K - CONCENTRATION OF SUPPLY RISK

The Company's manufacturing and packaging activities are performed at a production facility owned and operated by a non-affiliated pharmaceutical manufacturer. At the present time, the manufacturer is the major source of the Company’s wound care products. The sudden loss or failure of this manufacturer could significantly impair AMERX’s ability to fulfill customer orders on a short-term basis and therefore, could materiallyand adverselyaffect the Company’s operations. However, the Company has maintained a long-term relationship with this manufacturer and does not expect a discontinuance of its wound care products from the manufacturer in the near term. The Company has also opened relationships with other manufactures to address supply risk.

There were no back orders as of June 30, 2019 and 2018, respectively, due to the timely receipt of product from the manufacturer.

NOTE L - MAJOR CUSTOMER

During the year ended June 30, 2019 or 2018, no sales from customers accounted for more then 10% of AMERX’s sales.

NOTE M - RESEARCH AND DEVELOPMENT

AMERX incurred $33,140 and $41,747 during the years ended June 30, 2019 and 2018, respectively, towards research and development efforts. These efforts were directed towards additional studies aimed at expanding existing markets, correcting issues with FDA compliance and manufacturing.

NOTE N - RECENT ACCOUNTING PRONOUNCEMENTS

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

On June 16, 2016, the FASB issued Accounting Standards Update 2016-13, Financial Instruments - Credit Losses (Topic 326) (the "ASU"), which introduces new guidance for the accounting for credit losses on instruments within its scope. Given the breadth of that scope, the new ASU will impact both financial services and non-financial services entities. The guidance in this ASU is effective for public entities that meet the definition of an SEC filer for fiscal years beginning after December 15, 2019, and interim periods within those years. Early adoption is permitted in annual periods beginning after December 15, 2018. The Company is currentlyevaluating the effect that ASU No. 2016-13 will have on its consolidated financial statements and related disclosures.

In February 2016, the FASB issued ASU No. 2016-02, Leases, related to the recognition of lease assets and lease liabilities. The new guidance requires lessees to recognize almost all leases on their balance sheet as a right-of-use asset and a lease liability, other than leases that meet the definition of a short- term lease, and requires expanded disclosures about leasing arrangements. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee have not significantly changed from the current guidance. Lessor accounting is similar to the current guidance, but updated to align with certain changes to the lessee model and the new revenue recognition standard. The new guidance is effective for the Company on July 1, 2019, with earlyadoption permitted. The Company is currently evaluating the impact that ASU No. 2016-02 will have on its consolidated financial statements and related disclosures.