Form 10-Q
period 2019-09-30
PROCYON CORP
filed 2019-11-19
CIK 812306

UNITED STATES SECURITIES & EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For Quarterly Period Ended September 30, 2019

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

(727) 447-2998

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	None	None

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common stock, no par value; 8,087,388 shares outstanding as of November 8, 2019.

PART I. - FINANCIAL INFORMATION

PROCYON CORPORATION & SUBSIDIARIES CONSOLIDATED BALANCE SHEETS
September 30, 2019 and June 30, 2019

	(unaudited)	(audited)
	September 30,	June 30,
	2019	2019
ASSETS

CURRENT ASSETS
Cash	$288,581	$290,287
Certificates of Deposit, plus accrued interest	154,029	153,951
Accounts Receivable, less allowance for doubtful accounts of $6,719 and $6,719 respectively.	518,784	419,630
Inventories	426,199	485,433
Prepaid Expenses	267,066	244,494
TOTAL CURRENT ASSETS	1,654,659	1,593,795

PROPERTY AND EQUIPMENT, NET	478,323	488,460

OTHER ASSETS
Deposits	4,192	4,192
Inventories	134,936	123,204
Intangible Asset	17,000	17,000
ROU Assets - Operating Leases	63,084	-
Deferred Tax Asset, Net of Valuation Allowance of $171,381 and $171,381, respectively
	176,701	208,281
	395,913	352,677
TOTAL ASSETS	$2,528,895	$2,434,932

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts Payable	$116,260	$147,445
Accrued Expenses	207,458	228,490
Lease Liabilities - Operating Leases, Current Portion	47,898	-
TOTAL CURRENT LIABILITIES	371,616	375,935

LONG TERM LIABILITIES
Lease Liability - Operating Leases	21,380	-
TOTAL LONG TERM LIABILITIES	21,380	-

TOTAL LIABILITIES	392,996	375,935

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY
Preferred Stock, 496,000,000 shares authorized, none issued.	-	-
Series A Cumulative Convertible Preferred Stock, no par value; 4,000,000 shares authorized; 167,100 shares issued and outstanding.	126,860	126,860
Common Stock, no par value, 80,000,000 shares authorized; 8,087,388 shares issued and outstanding.	4,444,766	4,444,766
Paid-in Capital	15,885	15,885
Accumulated Deficit	(2,451,612)	(2,528,514)
TOTAL STOCKHOLDERS' EQUITY	$2,135,899	2,058,997

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,528,895	$2,434,932

The accompanying notes are an integral part of these financial statements.

PROCYON CORPORATION & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Three Months Ended September 30, 2019 and 2018

	(unaudited)	(unaudited)
	Three Months	Three Months
	Ended	Ended
	Sep. 30, 2019	Sep. 30, 2018

NET SALES	$1,183,297	$1,090,626

COST OF SALES	320,437	304,300

GROSS PROFIT	862,860	786,326

OPERATING EXPENSES
Salaries and Benefits	393,189	359,435
Selling, General and Administrative	354,642	305,281
	747,831	664,716

INCOME FROM OPERATIONS	115,029	121,610

OTHER INCOME (EXPENSE)
Interest Income	391	184
	391	184

INCOME BEFORE INCOME TAXES	115,420	121,794

INCOME TAX (EXPENSE)	(31,580)	(34,514)

NET INCOME	83,840	87,280

Dividend requirements on preferred stock	(4,177)	(4,428)

Basic net income available to common shares	$79,663	$82,852

Basic net income per common share	$0.01	$0.01

Weighted average number of common shares outstanding	8,087,388	8,077,388

Diluted net income per common share	$0.01	$0.01

Weighted average number of common shares outstanding, diluted	8,319,488	8,319,488

The accompanying notes are an integral part of these financial statements.

PROCYON CORPORATION & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
For the Three Months Ended September 30, 2019 and 2018

							Total
Three Months Ended September 30, 2018	Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equtiy
Balance, June 30, 2018	177,100	$136,860	8,077,388	$4,434,766	$15,885	$(2,555,738)	$2,031,773

Net Income	-	-	-	-	-	87,280	87,280

Balance, September 30, 2018	177,100	$136,860	8,077,388	$4,434,766	$15,885	$(2,468,458)	$2,119,053

							Total
Three Months Ended September 30, 2019	Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equtiy
Balance, June 30, 2019	167,100	$126,860	8,087,388	$4,444,766	$15,885	$(2,528,514)	$2,058,997

Cumulative adjustments from adoption of ASC 842	-	-	-	-	-	(6,938)	(6,938)

Net Income	-	-	-	-	-	83,840	83,840

Balance, September 30, 2019	167,100	$126,860	8,087,388	$4,444,766	$15,885	$(2,451,612)	$2,135,899

The accompanying notes are an integral part of these financial statements.

PROCYON CORPORATION & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ending September 30, 2019 and 2018

	(unaudited)	(unaudited)
	September 30,	September 30,
	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES

Net Income	$83,840	$87,280
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	13,803	12,983
Right of Use Asset Amortization	10,635	-
Deferred Income Taxes	31,580	34,514
Accrued Interest on Certificates of Deposit	(78)	(149)
Decrease (increase) in:
Accounts Receivable	(99,154)	(54,952)
Inventory	47,502	132,019
Prepaid Expenses	(22,572)	(15,389)

Increase (decrease) in:
Accounts Payable	(31,183)	34,084
Accrued Expenses	(21,032)	(43,857)
NET CASH PROVIDED BY OPERATING ACTIVITIES	13,341	186,533

CASH FLOW FROM INVESTING ACTIVITIES

Purchase of property & equipment	(3,666)	(6,793)
NET CASH (USED IN) INVESTING ACTIVITIES	(3,666)	(6,793)

CASH FLOW FROM FINANCING ACTIVITIES

Payments on Capital Lease	-	(947)
Operating Lease Liability Reduction	(11,381)	-
NET CASH (USED IN) FINANCING ACTIVITIES	(11,381)	(947)

NET CHANGE IN CASH	(1,706)	178,793

CASH AT BEGINNING OF PERIOD	290,287	270,313

CASH AT END OF PERIOD	$288,581	$449,106

SUPPLEMENTAL DISCLOSURES

Interest Paid	$-	$-
Taxes Paid	$-	$-

NONCASH DISCLOSURE

During the quarter ended September 30, 2019, we established a Right of Use Asset in the amount of $73,719 and corresponding Lease Liability in the amount of $80,659. The cumulative adjustment of $6,938 at July 1, 2019 was made to accumulated deficit pursuant to ASC 842.

The accompanying notes are an integral part of these financial statements.

Notes to Financial Statements

NOTE A - SUMMARY OF ACCOUNTING POLICIES

The interim consolidated financial statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles ("GAAP") have been condensed or omitted as allowed by such rules and regulations. The Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements dated June 30, 2019. The results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year.

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

On September 30, 2019, there were 65,000 outstanding options to purchase shares of our common stock.

The fair value of a stock option is determined using the Black-Scholes option-pricing model, which values options based on the stock price at the grant date, the expected life of the option, the estimated volatility of the stock, the expected dividend payments, and the risk-free interest rate over the life of the option. There were no options granted during the quarter ended September 30, 2019.

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

For the three months ended September 30, 2019, and 2018, the potential dilutive effects of the preferred stock and stock options were included in the weighted-average shares outstanding.

NOTE B - INVENTORIES

Inventories consisted of the following:	September 30,	June 30,
	2019	2019

Finished Goods	$406,974	$448,395
Raw Materials	154,161	160,242
	$561,135	$608,637

At September 30, 2019 and June 30, 2019, respectively, $134,936 and $123,204 of our inventory was considered non-current as it will not be used within a one year period.

NOTE C - STOCKHOLDERS' EQUITY

During January 1995, the Company's Board of Directors authorized the issuance of up to 4,000,000 shares of Series A Cumulative Convertible Preferred Stock ("Series A Preferred Stock"). The preferred stockholders are entitled to receive, as and if declared by the board of directors, quarterly dividends at an annual rate of $.10 per share of Series A Preferred Stock per annum. Dividends will accrue without interest and will be cumulative from the date of issuance of the Series A Preferred Stock and will be payable quarterly in arrears in cash or publicly traded common stock when and if declared by the Board of Directors. As of September 30, 2019, no dividends have been declared. Dividends in arrears on the outstanding preferred shares total $374,773 as of September 30, 2019.

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

NOTE D - INCOME TAXES AND AVAILABLE CARRYFORWARD

As of September 30, 2019, the Company had consolidated income tax net operating loss ("NOL") carryforwards for federal income tax purposes of approximately $1,344,000. The NOL will expire in various years ending through the year 2035. The utilization of certain loss carryforwards are limited under Section 382 of the Internal Revenue Code.

The components of the provision for income tax (expense) attributable to continuing operations are as follows:

	Three Months	Three Months
	9/30/2019	9/30/2018
Current
Federal	$0	$0
State	0	0
	$0	$0
Deferred
Federal	$(26,166)	$(28,597)
State	(5,414)	(5,917)
	$(31,580)	$(34,514)
Total Income Tax (Expense)	$(31,580)	$(34,514)

Deferred income taxes reflect the net tax effects of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:

Non-Current
Deferred tax assets
NOL and contribution carryforwards	$345,054
Accrued compensated absences	6,522
Accrued bonus	3,505
Allowance for doubtful accounts	1,703
Total deferred tax assets	356,784

Deferred tax (liabilities)
Excess of tax over book depreciation	(8,702)
Total deferred tax (liabilities)	(8,702)

Total deferred tax asset	348,082
Valuation Allowance	(171,381)
Net Deferred Tax Asset	$176,701

The change in the valuation allowance is as follows:

June 30, 2019	$(171,381)
September 30, 2019	$(171,381)
$-

Management believes it is more likely than not that the tax benefit of approximately $591,000 of NOL carryforwards will not be realized because management estimates that they will expire prior to their utilization. Therefore, management provided a valuation allowance of $171,381 against its deferred tax asset. Management will continue to evaluate its operating results each reporting period and assess whether it will be able to utilize all available NOL carryforwards before expiration.

The accounting for the effects of the rate change on deferred tax balances is complete and no provisional amounts were recorded for this item.

Income taxes for the three months ended September 30, 2019 and 2018 differ from the amounts computed by applying the effective income tax rate of 25.35%, to income before income taxes as a result of the following:

	Three Months	Three Months
	September 30, 2019	September 30, 2018
Expected (provision) at US statutory rate	$(24,156)	$(25,577)
State income tax net of federal (provision)	(4,998)	(5,292)
Nondeductible Expense	(1,936)	(3,645)
Change in estimates of loss carryforward	(490)	-
Income Tax (Expense)	$(31,580)	$(34,514)

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

In fiscal 2019, the Company entered into a new line of credit with a limit of $250,000 from a different financial institution. The line of credit is collateralized by all accounts and general intangibles, matures on October 9, 2020, accrues interest at the prime rate and is guaranteed by Justice Anderson, President and Chief Executive Officer. At September 30, 2019, the Company owed $0 on this line of credit.

NOTE F - SUBSEQUENT EVENTS

We have evaluated subsequent events through November 18, 2019, which is the date the financial statements were available to be issued.

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

In February 2016, the FASB issued ASU 2016-02, Leases, which aims to make leasing activities more transparent and comparable and requires substantially all leases be recognized by lessees on their balance sheet as a right-of-use asset and corresponding lease liability, including leases currently accounted for as operating leases. The new guidelines are contained in Accounting Standards Codification ASC Topic 842 - Leases ("ASC 842"). This ASU is effective for all interim and annual reporting periods beginning after December 15, 2018, with early adoption permitted. The Company applied this standard retrospectively on July 1, 2019 through a cumulative effect adjustment recognized as of July 1, 2019. In applying this standard, the Company elects to apply all practical expedients to not reassess the following:

1.	Whether a pre-existing contract is or contain a lease
2.	Whether a pre-existing lease should be classified as an operating or finance lease, and
3.	Whether the initial direct costs capitalized for a pre-existing lease under the previously lease accounting standard ASC Topic 840 qualify for capitalization

In addition, in the applying ASC 842, the Company elects the hindsight practical expedient.

As a result, the Company recorded its right-of-use assets and corresponding lease liabilities on its balance sheet beginning July 1, 2019.

Other recent accounting pronouncements issued by the FASB, the AICPA and the SEC did not or are not believed by management to have a material effect, if any, on the Company's financial statements.

NOTE H - RIGHT-OF-USE ASSETS AND LEASE LIABILITIES

Operating leases

In June 2015, the Company entered into a lease agreement to lease certain office equipment with a lease term of 63 months. The lease contains a renewal option to extend the term for successive one year periods. The Company is not reasonably certain that it will renew the lease when it expires. Initial rent amount was $1,079 per month, with increases each year no more than 3%. In applying ASC 842, the Company uses a lease term of 63 months and an incremental borrowing rate of 5.5% which was the borrowing rate on the Company’s line of credit with a financial institution with all accounts and general intangibles.

In February 2018, the Company entered in a lease agreement to lease warehouse space with a lease term of 39 months. The Company pays no rent for the first three months of the lease, pays $2,936 per month for the next 12 months, $3,024 per month for the next 8 months, $3,019 per month for the next 4 months, and $3,109 for the last 12 months. In applying ASC 842, the Company uses a lease term of 39 months and an incremental borrowing rate of 5.5% which was the borrowing rate on the Company’s line of credit with a financial institution with all accounts and general intangibles.

The following is information related to the Company’s right-of-use assets and liabilities for its operating leases:

ROU assets - operating leases obtained in exchange for lease liabilities - operating leases	$73,719
Amortization of ROU assets for the 3 months ending September 30, 2019	(10,635)
ROU assets - operating leases at September 30, 2019	$63,084

Lease liabilities - operating leases on adoption date	$80,659
Payments on lease liabilities	(11,381)
Lease liabilities - operating leases on September 30, 2019	69,278
Lease liabilities - operating leases due in the 12 months ending September 30, 2020	47,898
Lease liabilities - operating leases due in the 12 months ending September 30, 2021	$21,380

Variable lease expense was $11,666, for the three months ended September 30, 2019, respectively.

Weighted average remaining lease term was 1.47 years and weighted average discount rate was 5.5% at September 30, 2019.

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

Recent Developments

In fiscal 2019, the Company continued expanding its sales channel designed to reduce inventory costs while increasing access to AMERX full line of products, through existing markets. Amerx grew its Wound Care product line with the addition of Retention Tape and additional Bordered Foam sizes. The Helix Collagen line grew with the addition of a 7" x 7" Matrix pad.

In fiscal 2020, AMERX’s Extremit-Ease Compression Garment line will expand with the introduction of a Tan version of the garment and matching liner. Extremit-Ease continues to gain momentum in the wound care, edema and lymphedema markets with plans to further expand the line in Fiscal 2020.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company's condensed consolidated financial statements have been prepared in accordance with standards of the Public Company Accounting Oversight Board (United States), which require the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosures. A summary of those significant accounting policies can be found in the Notes to the Consolidated Financial Statements included in the Company's annual report on form 10-K, for the year ended June 30, 2019, which was filed with the Securities and Exchange Commission on September 30, 2019. The estimates used by management are based upon the Company's historical experiences combined with management's understanding of current facts and circumstances. Certain of the Company's accounting policies are considered critical as they are both important to the portrayal of the Company's financial condition and the results of its operations and require significant or complex judgments on the part of management. We believe that the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements.

Accounts Receivable Allowance

Accounts receivable allowance reflects a reserve that reduces our customer accounts and receivable to the net amount estimated to be collectible. The valuation of accounts receivable is based upon the credit-worthiness of customers and third-party payers as well as historical collection experience. Allowances for doubtful accounts are recorded as a selling, general and administrative expense for estimated amounts expected to be uncollectible from third-party payers and customers. The Company bases its estimates on its historical collection experience, current trends, credit policy and on the analysis of accounts by aging category. At September 30, 2019, and June 30, 2019, our allowance for doubtful accounts totaled $6,719 and $6,719, respectively.

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

Deferred Income Taxes

Deferred income taxes are recognized for the expected tax consequences in future years for differences between the tax bases of assets and liabilities and their financial reporting amounts, based upon enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. The Company accounts for income taxes under Topic 740 - Income Tax in the Accounting Standards Codification. A valuation allowance is used to reduce deferred tax assets to the net amount expected to be recovered in future periods. The estimates for deferred tax assets and the corresponding valuation allowance require us to exercise complex judgments. We periodically review and adjust those estimates based upon the most current information available. The Company had a valuation allowance of $171,381 as of September 30, 2019 and June 30, 2019. Because the recoverability of deferred tax assets is directly dependent upon future operating results, actual recoverability of deferred tax assets may differ materially from our estimates.

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

FINANCIAL CONDITION

As of September 30, 2019 the Company's principal sources of liquid assets included cash of $288,581, inventories of $561,135, and net accounts receivable of $518,784. The Company also has $154,029 in Certificate of Deposits. The Company had net working capital of $1,283,043, and long-term debt of $21,380, at September 30, 2019.

During the three months ended September 30, 2019 cash decreased from $290,287 as of June 30, 2019, to $288,581. Operating activities provided cash of $13,341 during the period. Investing and Financing activities used cash of $3,666 and $11,381, respectively during the period.

The Company reflected a net non-current deferred tax asset of $176,701, at September 30, 2019. Because the recoverability of deferred tax assets is directly dependent upon future operating results, actual recoverability of deferred tax assets may differ materially from our estimates.

RESULTS OF OPERATIONS

Comparison of the three months ended September 30, 2019 and 2018.

Net sales during the quarter ended September 30, 2019, were $1,183,297 as compared to the previous year's quarter net sales of $1,090,626, an increase of $92,671, or approximately 8%. We believe increased sales were driven by expansion of our distribution network partners, expansion into new markets and new customer sales of both existing and new products.

Gross profit during the quarter ended September 30, 2019, was $862,860 as compared to $786,326 during the quarter ended September 30, 2018, an increase of $76,534 or 10%. As a percentage of net sales, gross profit was approximately 73% in the quarter ended September 30, 2019, and approximately 72% in the corresponding quarter in 2018.

Operating expenses during the quarter ended September 30, 2019 were $747,831, consisting of $393,189 in salaries and benefits and $354,642 in selling, general and administrative expenses. This compares to operating expenses during the quarter ended September 30, 2018 of $664,716, consisting of $359,435 in salaries and benefits; and $305,281 in selling, general and administrative expenses. Expenses for the quarter ended September 30, 2019, increased by $83,115 or approximately 13% compared to the corresponding quarter in 2018. Salaries and Benefits increased as a result of hiring a new marketing assistant, increased salaries and commissions based on higher sales. Operating expenses also increased due to increases in marketing expenses and implementation costs associated with installing our new ERP system software.

Operating profit decreased by $6,581 to an operating profit of $115,029 for the quarter ended September 30, 2019, as compared to an operating profit of $121,610 in the comparable quarter of the prior year. The decrease in net income for the three month period, of the comparable quarter of the prior year before income taxes was primarily attributable to the operating expenses mentioned previously.

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

(b)	Changes in Internal Controls Over Financial Reporting

As previously reported, our annual assessment of the internal controls over financial reporting as of June 30, 2019 revealed a deficiency that we consider to be a material weakness: inadequate segregation of duties consistent with control objectives.

During fiscal 2020, the Company will continue to address changes needed to improve segregation of duties consistent with control objectives. We have added staff to grow sales. We expect that increased sales will enable us to add support staff, specifically in the accounting and shipping departments. A secondary effect of adding more staff will address needed improvements in segregation of duties consistent with control objectives.

PART II. OTHER INFORMATION

ITEM 5. OTHER INFORMATION

ITEM 5.07 Submission of Matters to a Vote of Security Holders

We held our annual meeting for fiscal 2020 on Tuesday, November 12, 2019, at 4:00 p.m. EST. The following matters were considered and approved by the shareholders:

The following seven directors were elected to hold office for one-year terms or until their successors are elected and qualified:

	Votes For	Votes Against or Withheld	Total Votes
Regina W. Anderson	4,216,523	1,329,200	5,545,723
James B. Anderson	4,216,523	1,329,200	5,545,723
Justice W. Anderson	4,216,523	1,329,200	5,545,723
Paul E. Kudelko	4,216,523	1,329,200	5,545,723
Monica L McCullough	4,216,523	1,329,200	5,545,723
Fred W. Suggs	4,216,523	1,329,200	5,545,723
Joseph R. Treshler	4,216,523	1,329,200	5,545,723

Pursuant to the following vote, the appointment of Ferlita, Walsh, Gonzalez and Rodriguez, P.A. as our independent certified public accountants for the 2020 fiscal year, was ratified:

Votes For	Votes Against	Votes Abstaining	Total Votes
5,519,723	26,000	0	5,545,723

Pursuant to the following vote, the Approval on an Advisory Basis, the compensation of the Company’s named executive officers:

Votes For	Votes Against	Votes Abstaining	Non-Votes	Total Votes
4,176,323	56,200	10,000	1,303,200	5,545,723

ITEM 6. EXHIBITS

(A)	EXHIBITS

//10.1	Restated and Amended Executive Employment Agreement dated July 1, between Justice W. Anderson, Procyon Corporation and AMERX Health Care Corporation.
//10.2	Restated and Amended Executive Employment Agreement dated July 1, between James B. Anderson, Procyon Corporation and AMERX Health Care Corporation.
//10.3	Restated and Amended Executive Employment Agreement dated July 1, between George O. Borak, Procyon Corporation and AMERX Health Care Corporation.
##10.4	Restated and Amended Executive Employment Agreement dated January 9, between Regina W. Anderson, Procyon Corporation.
++10.5	Business Line of Credit - Loan Agreement dated October 9, 2018
31.1	Certification of Justice W. Anderson pursuant to Exchange Act Rule 13a-14(a)/15d-14(a)
31.2	Certification of James B. Anderson pursuant to Exchange Act Rule 13a-14(a)/15d-14(a)
32.1	Certification Pursuant to 18 U.S.C.§1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002
101.1*

The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, formatted in XBRL (Extensible Business Reporting Language): (I) the Condensed Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) the Notes to Condensed Consolidated Financial Statements

*	Furnished, not filed
//	Incorporated by reference to the Company’s form 8-K filed on or about September 16, 2019
##	Incorporated by reference to the Company’s form 8-K filed on or about March 14, 2018
++	Incorporated by reference to the Company’s form 10-Q filed on or about November 14, 2018

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

PROCYON CORPORATION
November 19, 2019	By: /s/ JUSTICE W. ANDERSON
Date	Justice W. Anderson, Chief Executive Officer