Form 10-Q
period 2019-12-31
PROCYON CORP
filed 2020-02-19
CIK 812306

UNITED STATES SECURITIES & EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For Quarterly Period Ended December 31, 2019

 or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common stock, no par value; 8,087,388 shares outstanding as of February 8, 2020.

PART I. - FINANCIAL INFORMATION

PROCYON CORPORATION & SUBSIDIARIES CONSOLIDATED BALANCE SHEETS
December 31, 2019 and June 30, 2019

	(unaudited)	(audited)
ASSETS	December 31,	June 30,
	2019	2019
CURRENT ASSETS
Cash	$96,630	$290,287
Certificates of Deposit, plus accrued interest	155,055	153,951
Accounts Receivable, less allowance for doubtful accounts of $6,719 and $6,719, respectively.	631,602	419,630
Inventories	590,827	485,433
Prepaid Expenses	278,754	244,494
TOTAL CURRENT ASSETS	1,752,868	1,593,795

PROPERTY AND EQUIPMENT, NET	471,908	488,460

OTHER ASSETS
Deposits	4,192	4,192
Inventories	171,734	123,204
Intangible Asset	17,000	17,000
ROU Assets - Operating Leases	52,295	-
Deferred Tax Asset, net valuation allowance of $171,381 and $171,381, respectively.	172,359	208,281
	417,580	352,677
TOTAL ASSETS	$2,642,356	$2,434,932

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts Payable	$112,849	$147,445
Accrued Expenses	336,170	228,490
Lease Liabilities - Operating Leases, Current Portion	45,343	-
TOTAL CURRENT LIABILITIES	494,362	375,935

LONG TERM LIABILITIES
Lease Liability - Operating Leases	12,299	-
TOTAL LONG TERM LIABILITIES	12,299	-

COMMITMENTS AND CONTINGENCIES (NOTE I)	-	-

STOCKHOLDERS' EQUITY
Preferred Stock, 496,000,000 shares authorized, none issued.	-	-
Series A Cumulative Convertible Preferred Stock, no par value; 4,000,000 shares authorized; 167,100 shares issued and outstanding.	126,860	126,860
Common Stock, no par value, 80,000,000 shares authorized; 8,087,388 shares issued and outstanding.	4,444,766	4,444,766
Paid-in Capital	15,885	15,885
Accumulated Deficit	(2,451,816)	(2,528,514)
TOTAL STOCKHOLDERS' EQUITY	2,135,695	2,058,997

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,642,356	$2,434,932

The accompanying notes are an integral part of these financial statements.

PROCYON CORPORATION & SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS Three and Six Months Ended December 31, 2019 and 2018

	(unaudited)	(unaudited)	(unaudited)	(unaudited)
	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	Dec. 31, 2019	Dec. 31, 2018	Dec. 31, 2019	Dec. 31, 2018

NET SALES	$1,127,695	$914,462	$2,310,992	$2,005,088

COST OF SALES	325,130	239,891	645,567	544,192

GROSS PROFIT	802,565	674,571	1,665,425	1,460,896

OPERATING EXPENSES
Salaries and Benefits	417,518	373,299	810,707	732,734
Selling, General and Administrative	382,096	374,334	736,737	679,616
	799,614	747,633	1,547,444	1,412,350

INCOME / (LOSS) FROM OPERATIONS	2,951	(73,062)	117,981	48,546

OTHER INCOME (EXPENSE)
Interest Income	1,186	967	1,577	1,151
	1,186	967	1,577	1,151

INCOME / (LOSS) BEFORE INCOME TAXES	4,137	(72,095)	119,558	49,697

INCOME TAX (EXPENSE) / BENEFIT	(4,342)	4,028	(35,922)	(30,486)

NET INCOME / (LOSS)	(205)	(68,067)	83,636	19,211

Dividend requirements on preferred stock	(4,179)	(4,178)	(8,356)	(8,605)

Basic net income (loss) available to common shares	$(4,384)	$(72,245)	$75,280	$10,606

Basic net income (loss) per common share	$(0.00)	$(0.01)	$0.01	$0.00

Weighted average number of common shares outstanding	8,077,388	8,077,388	8,077,388	8,077,388

Diluted net income (loss) per common share	$(0.00)	$(0.01)	$0.01	$0.00

Weighted average number of common shares outstanding, diluted	8,077,388	8,077,388	8,319,488	8,319,488

The accompanying notes are an integral part of these financial statements.

PROCYON CORPORATION & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

For the Six Months Ended December 31, 2019 and 2018

							Total
Six Months Ended December 31, 2019	Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equtiy
Balance, June 30, 2019	167,100	$126,860	8,087,388	$4,444,766	$15,885	$(2,528,514)	$2,058,997

Cumulative Adjustment from adoption of ASC 842						(6,938)	(6,938)

Net Income	-	-	-	-	-	83,840	83,840

Balance, September 30, 2019	167,100	126,860	8,087,388	4,444,766	15,885	(2,451,612)	$2,135,899

Net Income (Loss)	-	-	-	-	-	(204)	(204)

Balance, December 31, 2019	167,100	$126,860	8,087,388	$4,444,766	$15,885	$(2,451,816)	$2,135,695

							Total
Six Months Ended December 31, 2018	Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equtiy
Balance, June 30, 2018	177,100	$136,860	8,077,388	$4,434,766	$15,885	$(2,555,738)	$2,031,773

Net Income	-	-	-	-	-	87,280	87,280

Balance, September 30, 2018	177,100	$136,860	8,077,388	$4,434,766	$15,885	$(2,468,458)	$2,119,053

Preferred Stock Converted to Common	(10,000)	(10,000)	10,000	10,000	-	-	-

Net Income (Loss)	-	-	-	-	-	(68,067)	(68,067)

Balance, December 31, 2018	167,100	$126,860	8,087,388	$4,444,766	$15,885	$(2,536,525)	$2,050,986

The accompanying notes are an integral part of these financial statements.

PROCYON CORPORATION & SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ending December 31, 2019 and 2018

	(unaudited)	(unaudited)
	December 31,	December 31,
	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES

Net Income / (Loss)	$83,636	$19,211
Adjustments to reconcile net income to net cash (used in) / provided by operating activities:
Depreciation	27,703	26,161
Right of Use Asset Amortization	21,425	-
Deferred Income Taxes	35,922	30,486
Decrease (increase) in:
Accounts Receivable	(211,972)	56,337
Inventory	(153,925)	(52,478)
Prepaid Expenses	(34,260)	(56,577)
Increase (decrease) in:
Accounts Payable	(34,596)	102,066
Accrued Expenses	107,682	(49,965)
NET CASH (USED IN) / PROVIDED BY OPERATING ACTIVITIES	(158,385)	75,241

CASH FLOW FROM INVESTING ACTIVITIES

Purchase of property & equipment	(11,150)	(7,581)
NET CASH (USED IN) INVESTING ACTIVITIES	(11,150)	(7,581)

CASH FLOW FROM FINANCING ACTIVITIES

Purchase of CD	(1,105)	(51,112)
Redemption of CD	-	50,772
Capital Lease Liability payments	-	(1,894)
Operating Lease Liability Reduction	(23,017)	-
NET CASH (USED IN) FINANCING ACTIVITIES	(24,122)	(2,234)

NET CHANGE IN CASH	(193,657)	65,426

CASH AT BEGINNING OF PERIOD	290,287	270,313

CASH AT END OF PERIOD	$96,630	$335,739

SUPPLEMENTAL DISCLOSURES

Interest Paid	$-	$-
Taxes Paid	$-	$-

NONCASH DISCLOSURE

During the six months ended December 31, 2019, we established a Right of Use Asset in the amount of $73,719 and corresponding Lease Liability in the amount of $80,659. The cumulative adjustment of $6,938 at July 1, 2019 was made to accumulated deficit pursuant to ASC 842.

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

STOCK-BASED COMPENSATION

Stock based compensation is accounted for in accordance with Topic 718 - Compensation - Stock Compensation in the Accounting Standards Codification. Pursuant to Topic 718, all share-based payments to employees, including grants of employee stock options, are to be recognized in the statement of operations based upon their fair values. Topic 718 rescinds the acceptance of pro forma disclosure. In December 2009, our shareholders approved the adoption of a new stock option plan, providing the Company a continued means of offering stock-based compensation. Our 2009 Stock Option Plan expired on December 8, 2019.

On December 31, 2019, there were 65,000 outstanding options to purchase shares of our common stock.

The fair value of a stock option is determined using the Black-Scholes option-pricing model, which values options based on the stock price at the grant date, the expected life of the option, the estimated volatility of the stock, the expected dividend payments, and the risk-free interest rate over the life of the option. There were no options granted during the quarter ended December 31, 2019.

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

For the six months ended December 31, 2019, and 2018, the potential dilutive effects of the preferred stock and stock options were included in the weighted-average shares outstanding.

NOTE B - INVENTORIES

Inventories consisted of the following:	December 31, 2019	June 30, 2019

Finished Goods	$610,900	$448,395
Raw Materials	151,661	160,242
	$762,561	$608,637

At December 31, 2019 and June 30, 2019, respectively, $171,734 and $123,204 of our inventory was considered non-current as it will not be used within a one year period.

NOTE C - STOCKHOLDERS' EQUITY

During January 1995, the Company's Board of Directors authorized the issuance of up to 4,000,000 shares of Series A Cumulative Convertible Preferred Stock ("Series A Preferred Stock"). The preferred stockholders are entitled to receive, as and if declared by the board of directors, quarterly dividends at an annual rate of $.10 per share of Series A Preferred Stock per annum. Dividends will accrue without interest and will be cumulative from the date of issuance of the Series A Preferred Stock and will be payable quarterly in arrears in cash or publicly traded common stock when and if declared by the Board of Directors. As of December 31, 2019, no dividends have been declared. Dividends in arrears on the outstanding preferred shares total $378,952 as of December 31, 2019.

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

NOTE D - INCOME TAXES AND AVAILABLE CARRYFORWARD

As of December 31, 2019, the Company had consolidated income tax net operating loss ("NOL") carryforwards for federal income tax purposes of approximately $1,353,000. The NOL will expire in various years ending through the year 2035. The utilization of certain loss carryforwards are limited under Section 382 of the Internal Revenue Code.

The components of the provision for income tax (expense) attributable to continuing operations are as follows:

	Six Months 12/31/2019	Six Months 12/31/2018
Current
Federal	$0	$0
State	0	0
	$0	$0

Deferred
Federal	$(29,764)	$(25,260)
State	(6,158)	(5,226)
	$(35,922)	$(30,486)

Total Income Tax (Expense)	$(35,922)	$(30,486)

Deferred income taxes reflect the net tax effects of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:

Non-Current
Deferred tax assets
NOL and contribution carryforwards	$342,799
Accrued compensated absences	5,787
Accrued bonus	-
Allowance for doubtful accounts	1,703
Total deferred tax assets	350,289

Deferred tax (liabilities)
Excess of tax over book depreciation	(6,549)
Total deferred tax (liabilities)	(6,549)

Total deferred tax asset	343,740
Valuation Allowance	(171,381)
Net Deferred Tax Asset	$172,359

The change in the valuation allowance is as follows:

June 30, 2019	$(171,381)
December 31, 2019	$(171,381)
$-

Management believes it is more likely than not that the tax benefit of approximately $618,000 of NOL carryforwards will not be realized because management estimates that they will expire prior to their utilization. Therefore, management provided a valuation allowance of $171,381 against its deferred tax asset. Management will continue to evaluate its operating results each reporting period and assess whether it will be able to utilize all available NOL carryforwards before expiration.

The accounting for the effects of the rate change on deferred tax balances is complete and no provisional amounts were recorded for this item.

Income taxes for the three months ended December 31, 2019 and 2018 differ from the amounts computed by applying the effective income tax rate of 25.35%, to income before income taxes as a result of the following:

	Six Months	Six Months
	December 31, 2019	December 31, 2018
Expected (provision) at US statutory rate	$(24,879)	$(10,436)
State income tax net of federal (provision)	(5,148)	(2,159)
Nondeductible Expense	(3,329)	(3,833)
Change in estimates of loss carryforward	(2,567)	(563)
Change in valuation allowance	-	$(10,481)
Other	-	$(3,014)
Income Tax (Expense)	$(35,922)	$(30,486)

The earliest tax year still subject to examination by a major taxing jurisdiction is fiscal year end June 30, 2017.

The Company performed a review for uncertain tax positions in accordance with Accounting Standards Codification ASC 740-10 "Uncertainty in Income Taxes". In this regard, an uncertain tax position represents the Company's expected treatment of a tax position taken in a filed tax return, or planned to be taken in a future tax return, that has not been reflected in measuring income tax expense for financial reporting purposes. As a result of this review, the Company concluded that at this time there are no uncertain tax positions, and there has been no cumulative effect on retained earnings.

NOTE E - LINE OF CREDIT

In fiscal 2018, the Company held a $250,000, due-on-demand line of credit with a financial institution. The line of credit was not renewed in April 2018.

In fiscal 2019, the Company entered into a new line of credit with a limit of $250,000 from a different financial institution. The line of credit is collateralized by all accounts and general intangibles, matures on October 9, 2020, accrues interest at the prime rate and is guaranteed by Justice Anderson, President and Chief Executive Officer. At December 31, 2019, the Company owed $0 on this line of credit.

NOTE F - SUBSEQUENT EVENTS

We have evaluated subsequent events through February 18, 2020, which is the date the financial statements were available to be issued.

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

The following is information related to the Company’s right-of-use assets and liabilities for its operating leases:

ROU assets - operating leases obtained in exchange for lease liabilities - operating leases	$73,719
Amortization of ROU assets for the 6 months ending December 31, 2019	(21,424)
ROU assets - operating leases at December 31, 2019	$52,295

Lease liabilities - operating leases on adoption date	$80,659
Payments on lease liabilities	(23,017)
Lease liabilities - operating leases on December 31, 2019	57,642
Lease liabilities - operating leases due in the 12 months ending December 31, 2020	45,343
Lease liabilities - operating leases due in the 12 months ending December 31, 2021	$12,299

Variable lease expense was $11,666, for the three months ended December 31, 2019, respectively.

Weighted average remaining lease term was 1.23 years and weighted average discount rate was 5.5% at December 31, 2019.

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

In fiscal 2020, AMERX’s Extremit-Ease Compression Garment line expand with the introduction of a Tan version of the garment and matching liner. Extremit-Ease continues to gain momentum in the wound care, edema and lymphedema markets with plans to further expand the line in Fiscal 2020. The Amerx brand of wound care products expanded in Fiscal 2020 with new offerings in sizes available, for both the Amerx Foam and Calcium Alginate products.

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

Accounts Receivable Allowance

Accounts receivable allowance reflects a reserve that reduces our customer accounts and receivable to the net amount estimated to be collectible. The valuation of accounts receivable is based upon the credit-worthiness of customers and third-party payers as well as historical collection experience. Allowances for doubtful accounts are recorded as a selling, general and administrative expense for estimated amounts expected to be uncollectible from third-party payers and customers. The Company bases its estimates on its historical collection experience, current trends, credit policy and on the analysis of accounts by aging category. At December 31, 2019, and June 30, 2019, our allowance for doubtful accounts totaled $6,719 and $6,719, respectively.

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

Deferred Income Taxes

Deferred income taxes are recognized for the expected tax consequences in future years for differences between the tax bases of assets and liabilities and their financial reporting amounts, based upon enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. The Company accounts for income taxes under Topic 740 - Income Tax in the Accounting Standards Codification. A valuation allowance is used to reduce deferred tax assets to the net amount expected to be recovered in future periods. The estimates for deferred tax assets and the corresponding valuation allowance require us to exercise complex judgments. We periodically review and adjust those estimates based upon the most current information available. The Company had a valuation allowance of $171,381 as of December 31, 2019 and June 30, 2019 and a deferred tax asset of $343,740 for the same corresponding periods. Because the recoverability of deferred tax assets is directly dependent upon future operating results, actual recoverability of deferred tax assets may differ materially from our estimates.

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

FINANCIAL CONDITION

As of December 31, 2019 the Company's principal sources of liquid assets included cash of $96,630, inventories of $762,561, and net accounts receivable of $631,602. The Company also has $155,055 in Certificate of Deposits. The Company had net working capital of $1,258,506, and long-term debt of $12,299, at December 31, 2019.

During the six months ended December 31, 2019 cash decreased from $290,287 as of June 30, 2019, to $96,630. Operating activities used cash of $158,385 during the period. Investing and Financing activities used cash of $11,150 and $24,122, respectively during the period.

The Company reflected a net non-current deferred tax asset of $172,359, at December 31, 2019. Because the recoverability of deferred tax assets is directly dependent upon future operating results, actual recoverability of deferred tax assets may differ materially from our estimates.

RESULTS OF OPERATIONS

Comparison of the three and six months ended December 31, 2019 and 2018.

Net sales during the quarter ended December 31, 2019, were $1,127,695 as compared to the previous year's quarter net sales of $914,462, an increase of $213,233, or approximately 23%. We believe increased sales were driven by expansion of our distribution network partners, expansion into new markets and new customer sales of both existing and new products. Net sales during the six months ended December 31, 2019, were $2,310,992 as compared to the previous year's period net sales of $2,005,088, an increase of $305,904, or approximately 15%. We believe increased sales were driven by expansion of our distribution network partners, expansion into new markets and new customer sales of both existing and new products.

Gross profit during the quarter ended December 31, 2019, was $802,565 as compared to $674,571 during the quarter ended December 31, 2018, an increase of $127,994 or 19%. As a percentage of net sales, gross profit was approximately 71% in the quarter ended December 31, 2019, and approximately 74% in the corresponding quarter in 2018. Gross profit during the six months ended December 31, 2019, was $1,665,425 as compared to $1,460,896 during the six months ended December 31, 2018, an increase of $204,529 or 14%. As a percentage of net sales, gross profit was approximately 72% in the six months ended December 31, 2019, and approximately 73% in the corresponding period in 2018.

Operating expenses during the quarter ended December 31, 2019 were $799,614, consisting of $417,518 in salaries and benefits and $382,096 in selling, general and administrative expenses. This compares to operating expenses during the quarter ended December 31, 2018 of $747,633, consisting of $373,299 in salaries and benefits; and $374,334 in selling, general and administrative expenses. Expenses for the quarter ended December 31, 2019, increased by $51,981 or approximately 7% compared to the corresponding quarter in 2018. Salaries and Benefits increased as a result of new hires, increased salaries and commissions based on higher sales. Operating expenses also increased due to increases in marketing expenses and implementation costs associated with installing our new Enterprise Resource Planning (ERP) system software. Operating expenses during the six months ended December 31, 2019 were $1,547,444, consisting of $810,707 in salaries and benefits and $736,737 in selling, general and administrative expenses. This compares to operating expenses during the six months ended December 31, 2018 of $1,412,350, consisting of $732,734 in salaries and benefits; and $679,616 in selling, general and administrative expenses. Expenses for the six months ended December 31, 2019, increased by $135,094 or approximately 10% compared to the corresponding period in 2018. Salaries and Benefits increased as a result of new hires, increased salaries and commissions based on higher sales. Operating expenses also increased due to increases in marketing expenses and implementation costs associated with installing our new ERP system software.

Operating profit increased by $76,013 to an operating profit of $2,951 for the quarter ended December 31, 2019, as compared to an operating loss of $73,062 in the comparable quarter of the prior year. The increase in net income for the three month period, of the comparable quarter of the prior year before income taxes was primarily attributable to the increase in sales. Operating profit increased by $69,435 to an operating profit of $117,981 for the six months ended December 31, 2019, as compared to an operating income of $48,546 in the comparable period of the prior year. The increase in net income for the six month period, of the comparable period of the prior year before income taxes was primarily attributable to the increases in sales.

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

PART II. OTHER INFORMATION

ITEM 5. OTHER INFORMATION

ITEM 6. EXHIBITS

(A)	EXHIBITS

//10.1	Restated and Amended Executive Employment Agreement dated July1, between Justice W. Anderson, Procyon Corporation and AMERX Health Care Corporation.
//10.2	Restated and Amended Executive Employment Agreement dated July1, between James B. Anderson, Procyon Corporation and AMERX Health Care Corporation.
//10.3	Restated and Amended Executive Employment Agreement dated July1, between George O. Borak, Procyon Corporation and AMERX Health Care Corporation.
##10.4	Restated and Amended Executive Employment Agreement dated January 9, between Regina W. Anderson, Procyon Corporation.
++10.5	Business Line of Credit - Loan Agreement dated October 9, 2018.
##10.6	Lease Agreement - Lease agreement dated may 29, 2015.
##10.7	Addendum to Lease - Lease agreement effective February 1, 2018.
31.1	Certification of Justice W. Anderson pursuant to Exchange Act Rule 13a-14(a)/15d-14(a)
31.2	Certification of James B. Anderson pursuant to Exchange Act Rule 13a-14(a)/15d-14(a)
32.1	Certification Pursuant to 18 U.S.C.§1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002
101.1*	The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2019, formatted in XBRL (Extensible Business Reporting Language): (I) the Condensed Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) the Notes to Condensed Consolidated Financial Statements

*	Furnished, not filed
//	Incorporated by reference to the Company’s form 8-K filed on or about September 16, 2019.
##	Incorporated by reference to the Company’s form 8-K filed on or about March 14, 2018.
++	Incorporated by reference to the Company’s form 8-K filed on or about November 14, 2018.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

PROCYON CORPORATION
February 19, 2020	By: /s/ JUSTICE W. ANDERSON
Date	Justice W. Anderson, Chief Executive Officer