Form 10-Q
period 2020-03-31
PROCYON CORP
filed 2020-06-24
CIK 812306

UNITED STATES SECURITIES & EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For Quarterly Period Ended March 31, 2020
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common stock, no par value; 8,087,388 shares outstanding as of June 18, 2020.

Explanatory Note

As previously reported by the Registrant in the Form 8-k filed with Securities and Exchange Commission (the “SEC”) May 15, 2020, the registrant has relied on the SEC’s Order under Section 36 of the Securities Exchange Act of 1934, as amended, dated March 4, 2020 Order (Release No. 34-88318), as modified on March 25, 2020 (Release No. 34-88465), to delay the filing of this Quarterly Report on Form 10-Q.

PART I. - FINANCIAL INFORMATION

PROCYON CORPORATION & SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
March 31, 2020 and June 30, 2019

	(unaudited)	(audited)
	March 31,	June 30,
	2020	2019
ASSETS

CURRENT ASSETS
Cash	$121,528	$290,287
Certificates of Deposit, plus accrued interest	155,132	153,951
Accounts Receivable, less allowance for doubtful accounts of $9,408 and $6,719, respectively.	538,588	419,630
Inventories	665,716	485,433
Prepaid Expenses	302,337	244,494
TOTAL CURRENT ASSETS	1,783,301	1,593,795

PROPERTY AND EQUIPMENT, NET	469,828	488,460

OTHER ASSETS
Deposits	4,192	4,192
Inventories	138,781	123,204
Intangible Asset	17,000	17,000
ROU Assets - Operating Leases	41,350	-
Deferred Tax Asset, net valuation allowance of $171,381 and $171,381, respectively.	151,417	208,281
	352,740	352,677

TOTAL ASSETS	$2,605,869	$2,434,932

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts Payable	$163,711	$147,445
Accrued Expenses	204,728	228,490
Lease Liabilities - Operating Leases, Current Portion	42,711	-
TOTAL CURRENT LIABILITIES	411,150	375,935

LONG TERM LIABILITIES
Lease Liability - Operating Leases	3,095	-
TOTAL LONG TERM LIABILITIES	3,095	-

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred Stock, 496,000,000 shares authorized, none issued.	-	-
Series A Cumulative Convertible Preferred Stock, no par value; 4,000,000 shares authorized; 167,100 shares issued and outstanding.	126,860	126,860
Common Stock, no par value, 80,000,000 shares authorized; 8,087,388 shares issued and outstanding.	4,444,766	4,444,766
Paid-in Capital	15,885	15,885
Accumulated Deficit	(2,395,887)	(2,528,514)
TOTAL STOCKHOLDERS' EQUITY	2,191,624	2,058,997

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,605,869	$2,434,932

The accompanying notes are an integral part of these financial statements.

PROCYON CORPORATION & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Three and Nine Months Ended March 31, 2020 and 2019

	(unaudited)	(unaudited)	(unaudited)	(unaudited)
	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	Mar. 31, 2020	Mar. 31, 2019	Mar. 31, 2020	Mar. 31, 2019

NET SALES	$1,139,115	$1,070,830	$3,450,107	$3,075,918

COST OF SALES	288,501	288,684	934,068	832,876

GROSS PROFIT	850,614	782,146	2,516,039	2,243,042

OPERATING EXPENSES
Salaries and Benefits	457,153	379,399	1,267,860	1,112,133
Selling, General and Administrative	326,682	315,554	1,063,419	995,170
	783,835	694,953	2,331,279	2,107,303

INCOME FROM OPERATIONS	66,779	87,193	184,760	135,739

OTHER INCOME
Other Income	10,000	-	10,000	-
Interest Income	93	587	1,669	1,737
	10,093	587	11,669	1,737

INCOME BEFORE INCOME TAXES	76,872	87,780	196,429	137,476

INCOME TAX (EXPENSE)	(20,942)	(22,759)	(56,864)	(53,245)

NET INCOME	55,930	65,021	139,565	84,231

Dividend requirements on preferred stock	(4,179)	(4,178)	(12,533)	(12,783)

Basic net income available to common shares	$51,751	$60,843	$127,032	$71,448

Basic net income per common share	$0.01	$0.01	$0.02	$0.01

Weighted average number of common shares outstanding	8,087,388	8,087,388	8,087,388	8,087,388

Diluted net income per common share	$0.01	$0.01	$0.02	$0.01

Weighted average number of common shares outstanding, diluted	8,319,488	8,319,488	8,319,488	8,319,488

The accompanying notes are an integral part of these financial statements.

PROCYON CORPORATION & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

For the Nine Months Ended March 31, 2020 and 2019

							Total
Nine Months Ended March 31, 2020	Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equtiy
Balance, June 30, 2019	167,100	$126,860	8,087,388	$4,444,766	$15,885	$(2,528,514)	$2,058,997

Cumulative Adjustment from adoption of ASC 842	-	-	-	-	-	(6,938)	(6,938)

Net Income	-	-	-	-	-	83,840	83,840

Balance, September 30, 2019	167,100	126,860	8,087,388	4,444,766	15,885	(2,451,612)	2,135,899

Net Income (Loss)	-	-	-	-	-	(204)	(204)

Balance, December 31, 2019	167,100	126,860	8,087,388	4,444,766	15,885	(2,451,816)	2,135,695

Net Income (Loss)	-	-	-	-	-	55,929	55,929

Balance, March 31, 2020	167,100	$126,860	8,087,388	$4,444,766	$15,885	$(2,395,887)	$2,191,624

							Total
Nine Months Ended March 31, 2019	Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equtiy
Balance, June 30, 2018	177,100	$136,860	8,077,388	$4,434,766	$15,885	$(2,555,738)	$2,031,773

Net Income	-	-	-	-	-	87,280	87,280

Balance, September 30, 2018	177,100	136,860	8,077,388	4,434,766	15,885	(2,468,458)	2,119,053

Preferred Stock Converted to Common	(10,000)	(10,000)	10,000	10,000	-	-	-

Net Income (Loss)	-	-	-	-	-	(68,067)	(68,067)

Balance, December 31, 2018	167,100	126,860	8,087,388	4,444,766	15,885	(2,536,525)	2,050,986

Net Income (Loss)	-	-	-	-	-	65,021	65,021

Balance, March 31, 2019	167,100	$126,860	$8,087,388	$4,444,766	$15,885	$(2,471,504)	$2,116,007

The accompanying notes are an integral part of these financial statements.

PROCYON CORPORATION & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ending March 31, 2020 and 2019

	(unaudited)	(unaudited)
	March 31,	March 31,
	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES

Net Income	$139,565	$84,231
Adjustments to reconcile net income to net cash (used in) operating activities:
Depreciation	40,943	39,375
Allowance for Doubtful Accounts	2,689	3,915
Right of Use Asset Amortization	32,369	-
Deferred Income Taxes	56,864	53,245
Accrued Interest on Certificates of Deposit	-	(416)
Decrease (increase) in:
Accounts Receivable	(121,646)	(47,138)
Inventory	(195,860)	(4,654)
Prepaid Expenses	(57,843)	(171,836)
Increase (decrease) in:
Accounts Payable	16,266	73,649
Accrued Expenses	(23,762)	(35,634)
NET CASH (USED IN) OPERATING ACTIVITIES	(110,415)	(5,263)

CASH FLOW FROM INVESTING ACTIVITIES

Purchase of property & equipment	(22,370)	(9,506)
NET CASH (USED IN) INVESTING ACTIVITIES	(22,370)	(9,506)

CASH FLOW FROM FINANCING ACTIVITIES

Purchase of CD	(1,181)	-
Capital Lease Liability payments	-	(2,110)
Operating Lease Liability Reduction	(34,793)	-
NET CASH (USED IN) FINANCING ACTIVITIES	(35,974)	(2,110)

NET CHANGE IN CASH	(168,759)	(16,879)

CASH AT BEGINNING OF PERIOD	290,287	270,313

CASH AT END OF PERIOD	$121,528	$253,434

SUPPLEMENTAL DISCLOSURES

Interest Paid	$-	$-
Taxes Paid	$-	$-

NONCASH DISCLOSURE

During the nine months ended March 31, 2020, we established a Right of Use Asset in the amount of $73,719 and corresponding Lease Liability in the amount of $80,659. The cumulative adjustment of $6,938 at July 1, 2019 was made to accumulated deficit pursuant to ASC 842.

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

On March 31, 2020, there were 65,000 outstanding options to purchase shares of our common stock.

The fair value of a stock option is determined using the Black-Scholes option-pricing model, which values options based on the stock price at the grant date, the expected life of the option, the estimated volatility of the stock, the expected dividend payments, and the risk-free interest rate over the life of the option. There were no options granted during the quarter ended March 31, 2020.

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

For the three and nine months ended March 31, 2020, and 2019, the potential dilutive effects of the preferred stock and stock options were included in the weighted-average diluted shares outstanding.

NOTE B - INVENTORIES

Inventories consisted of the following:	March 31, 2020	June 30, 2019

Finished Goods	$613,719	$448,395
Raw Materials	190,778	160,242
	$804,497	$608,637

At March 31, 2020 and June 30, 2019, respectively, $138,781 and $123,204 of our inventory was considered non-current as it will not be used within a one year period.

NOTE C - STOCKHOLDERS' EQUITY

During January 1995, the Company's Board of Directors authorized the issuance of up to 4,000,000 shares of Series A Cumulative Convertible Preferred Stock ("Series A Preferred Stock"). The preferred stockholders are entitled to receive, as and if declared by the board of directors, quarterly dividends at an annual rate of $.10 per share of Series A Preferred Stock per annum. Dividends will accrue without interest and will be cumulative from the date of issuance of the Series A Preferred Stock and will be payable quarterly in arrears in cash or publicly traded common stock when and if declared by the Board of Directors. As of March 31, 2020, no dividends have been declared. Dividends in arrears on the outstanding preferred shares total $383,131 as of March 31, 2020.

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

NOTE D - INCOME TAXES AND AVAILABLE CARRYFORWARD

As of March 31, 2020, the Company had consolidated income tax net operating loss ("NOL") carryforwards for federal income tax purposes of approximately $1,267,000. The NOL will expire in various years ending through the year 2035. The utilization of certain loss carryforwards are limited under Section 382 of the Internal Revenue Code.

The components of the provision for income tax (expense) attributable to continuing operations are as follows:

	Nine Months 3/31/2020	Nine Months 3/31/2019

Current	$0	$0
Federal	0	0
State	0	0

Deferred	(47,116)	(44,117)
Federal	(9,748)	(9,128)
State	(56,864)	(53,245)

Total Income Tax (Expense)	$(56,864)	$(53,245)

Deferred income taxes reflect the net tax effects of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:

Non-Current
Deferred tax assets
NOL and contribution carryforwards	$321,233
Accrued compensated absences	8,204
Accrued bonus	-
Allowance for doubtful accounts	2,384
Total deferred tax assets	331,821

Deferred tax (liabilities)	(9,023)
Excess of tax over book depreciation	(9,023)
Total deferred tax (liabilities)	322,798

Total deferred tax asset
Valuation Allowance	(171,381)
Net Deferred Tax Asset	$151,417

The change in the valuation allowance is as follows:

June 30, 2019	$(171,381)
March 31, 2020	(171,381)
$-

Management believes it is more likely than not that the tax benefit of approximately $560,000 of NOL carryforwards will not be realized because management estimates that they will expire prior to their utilization. Therefore, management provided a valuation allowance of $171,381 against its deferred tax asset. Management will continue to evaluate its operating results each reporting period and assess whether it will be able to utilize all available NOL carryforwards before expiration.

The accounting for the effects of the rate change on deferred tax balances is complete and no provisional amounts were recorded for this item.

Income taxes for the three months ended March 31, 2020 and 2019 differ from the amounts computed by applying the effective income tax rate of 25.35%, to income before income taxes as a result of the following:

	Nine Months	Nine Months
	March 31, 2020	March 31, 2019
Expected (provision) at US statutory rate	$(41,250)	$(28,870)
State income tax net of federal (provision)	(8,535)	(5,973)
Nondeductible Expense	(4,512)	(4,344)
Change in estimates of loss carryforward	(2,567)	(563)
Change in valuation allowance	-	(10,481)
Other	-	(3,014)
Income Tax (Expense)	$(56,864)	$(53,245)

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

In fiscal 2019, the Company entered into a new line of credit with a limit of $250,000 from a different financial institution. The line of credit is collateralized by all accounts and general intangibles, matures on October 9, 2020, accrues interest at the prime rate and is guaranteed by Justice Anderson, President and Chief Executive Officer. At March 31, 2020, the Company owed $0 on this line of credit.

NOTE F - SUBSEQUENT EVENTS

Management evaluated all activities of the Company through June 22,2020 which is the date the financial statements were available to be issued and concluded that no subsequent events have occurred that would require recognition in the financial statements or disclosure to the notes to the statements as of March 31, 2020 except as follows:

Pandemic Health Issue

At the time of release of these financial statements, the United States is experiencing a National Emergency related to persistent health issues. Management is unable to quantify the potential duration and economic impact of mandated closures by our National, State or Local governments.

Coronavirus Aid, Relief and Economic Security Act of 2020

The Company applied for a loan with the Small Business Administration (the “SBA”) Paycheck Protection Program (“PPP”) of the Coronavirus Aid, Relief and Economic Security Act of 2020 (the “CARES Act”) in the amount of $201,000 (the “Loan”). The Loan was funded on April 13, 2020. The Company intends to use the proceeds of the Loan for covered payroll costs, rent and utilities in accordance with the relevant terms and conditions of the CARES Act.

The Loan, which is evidenced by promissory note (the “Promissory Note”), has a two-year term, matures on April 12, 2022, and bears interest at a rate of 1.00% per annum. Monthly principal and interest payments, less the amount of any potential forgiveness (discussed below), will commence seven months from the month this Note is dated. The Company did not provide any collateral or guarantees for the Loan, nor did it pay any facility charge to obtain the Loan. The Promissory Note provides for customary events of default, including, among others, those relating to failure to make payment, bankruptcy, breaches of representations and material adverse effects. The Company may prepay the principal of the Loan at any time without incurring any prepayment charges.

The Loan may be forgiven partially or fully if the Loan proceeds are used for covered payroll costs, rent and utilities, provided that such amounts are incurred during the eight-week(original, subsequently extended to 24 week) period that commenced on April 13, 2020. Any forgiveness of the Loan will be subject to approval by the SBA and will require the Company to apply for such treatment.

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

The following is information related to the Company’s right-of-use assets and liabilities for its operating leases:

ROU assets - operating leases obtained in exchange for lease liabilities - operating leases	$73,719
Amortization of ROU assets for the 6 months ending March 31, 2020	(32,369)
ROU assets - operating leases at March 31, 2020	$41,350

Lease liabilities - operating leases on adoption date	$80,659
Payments on lease liabilities	(34,793)
Lease liabilities - operating leases on March 31, 2020	45,866
Lease liabilities - operating leases due in the 12 months ending March 31, 2021	42,771
Lease liabilities - operating leases due in the 12 months ending March 31, 2022	$3,095

Variable lease expense was $11,666, for the three months ended March 31, 2020, respectively.

Weighted average remaining lease term was 1.23 years and weighted average discount rate was 5.5% at March 31, 2020.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

General

You should read the following discussion and analysis in conjunction with the unaudited Condensed Financial Statements and Notes thereto appearing elsewhere in this report.

This Report on Form 10-Q, including Management's Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements. When used in this report, the words "may," "will," "expect," "anticipate," "continue," "estimate," "project," "intend," "hope," "believe" and similar expressions, variations of these words or the negative of those words, and, any statement regarding possible or assumed future results of operations of the Company's business, the markets for its products, anticipated expenditures, regulatory developments or competition, or other statements regarding matters that are not historical facts, are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 regarding events, conditions and financial trends including, without limitation, business conditions in the skin and wound care market and the general economy, competitive factors, changes in product mix, production delays, product recalls, manufacturing capabilities, the impact of the COVID-19 pandemic on the Company’s sales, operations and supply chain, and other risks or uncertainties detailed in other of the Company's Securities and Exchange Commission filings. Such statements are based on management's current expectations and are subject to risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, the Company's actual plan of operations, business strategy, operating results and financial position could differ materially from those expressed in, or implied by, such forward-looking statements.

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

Impact of COVID-19 on Our Business

The financial effects of COVID-19 started showing their impact on our Company in March of 2020. Due to the timing of these events, the full effect of COVID-19 on our business cannot yet be fully quantified but will be better known in the Quarter ending June 30th, 2020 and consequently in our Annual Report. We also felt the effects of the COVID-19 pandemic in our operations, as management dedicated substantial time and effort researching, discussing and implementing policies and procedures necessary to navigate through the ever changing landscape the COVID-19 pandemic has and continues to provide. As an essential business, management was tasked with remaining open, while keeping our employees safe, and providing our customers, who were still able to actively provide healthcare services, with the products they need.

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

Accounts Receivable Allowance

Accounts receivable allowance reflects a reserve that reduces our customer accounts and receivable to the net amount estimated to be collectible. The valuation of accounts receivable is based upon the credit-worthiness of customers and third-party payers as well as historical collection experience. Allowances for doubtful accounts are recorded as a selling, general and administrative expense for estimated amounts expected to be uncollectible from third-party payers and customers. The Company bases its estimates on its historical collection experience, current trends, credit policy and on the analysis of accounts by aging category. At March 31, 2020, and June 30, 2019, our allowance for doubtful accounts totaled $9,408 and $6,719, respectively.

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

Deferred Income Taxes

Deferred income taxes are recognized for the expected tax consequences in future years for differences between the tax bases of assets and liabilities and their financial reporting amounts, based upon enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. The Company accounts for income taxes under Topic 740 - Income Tax in the Accounting Standards Codification. A valuation allowance is used to reduce deferred tax assets to the net amount expected to be recovered in future periods. The estimates for deferred tax assets and the corresponding valuation allowance require us to exercise complex judgments. We periodically review and adjust those estimates based upon the most current information available. The Company had a valuation allowance of $171,381 and $171,381, respectively, as of March 31, 2020 and June 30, 2019 and a gross deferred tax asset of $322,798 and $379,662, respectively, for the same corresponding periods. Because the recoverability of deferred tax assets is directly dependent upon future operating results, actual recoverability of deferred tax assets may differ materially from our estimates.

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

FINANCIAL CONDITION

As of March 31, 2020 the Company's principal sources of liquid assets included cash of $121,528, current inventories of $665,716, and net accounts receivable of $538,588. The Company also has $155,132 in Certificate of Deposits. The Company had net working capital of $1,372,151, and long-term debt of $3,095, at March 31, 2020.

During the nine months ended March 31, 2020 cash decreased from $290,287 as of June 30, 2019, to $121,528. Operating activities used cash of $110,415 during the period. Investing and Financing activities used cash of $22,370 and $35,974, respectively during the period.

The Company reflected a net non-current deferred tax asset of $151,417, at March 31, 2020. Because the recoverability of deferred tax assets is directly dependent upon future operating results, actual recoverability of deferred tax assets may differ materially from our estimates.

RESULTS OF OPERATIONS

Comparison of the three and nine months ended March 31, 2020 and 2019.

Net sales during the quarter ended March 31, 2020, were $1,139,115 as compared to the previous year's quarter net sales of $1,070,830, an increase of $68,285, or approximately 6%. We believe increased sales were driven by expansion of our distribution network partners, expansion into new markets and new customer sales of both existing and new products. Net sales during the nine months ended March 31, 2020, were $3,450,107 as compared to the previous year's period net sales of $3,075,918, an increase of $374,189, or approximately 12%. We believe increased sales were driven by expansion of our distribution network partners, expansion into new markets and new customer sales of both existing and new products.

Gross profit during the quarter ended March 31, 2020, was $850,614 as compared to $782,146 during the quarter ended March 31, 2019, an increase of $68,468 or 8%. As a percentage of net sales, gross profit was approximately 75% in the quarter ended March 31, 2020, and approximately 73% in the corresponding quarter in 2019. Gross profit during the nine months ended March 31, 2020, was $2,516,039 as compared to $2,243,042 during the nine months ended March 31, 2019, an increase of $272,997 or 12%. As a percentage of net sales, gross profit was approximately 73% in the nine months ended March 31, 2020, and approximately 73% in the corresponding period in 2019.

Operating expenses during the quarter ended March 31, 2020 were $783,835, consisting of $457,153 in salaries and benefits and $326,682 in selling, general and administrative expenses. This compares to operating expenses during the quarter ended March 31, 2019 of $694,953, consisting of $379,399 in salaries and benefits; and $315,554 in selling, general and administrative expenses. Expenses for the quarter ended March 31, 2020, increased by $88,882 or approximately 13% compared to the corresponding quarter in 2019. Salaries and Benefits increased as a result of new hires, increased salaries and commissions based on higher sales. Operating expenses also increased due to increases in marketing expenses and implementation costs associated with installing our new Enterprise Resource Planning (ERP) system software. Operating expenses during the nine months ended March 31, 2020 were $2,331,279, consisting of $1,267,860 in salaries and benefits and $1,063,419 in selling, general and administrative expenses. This compares to operating expenses during the nine months ended March 31, 2019 of $2,107,303, consisting of $1,112,133 in salaries and benefits; and $995,170 in selling, general and administrative expenses. Expenses for the nine months ended March 31, 2020, increased by $223,976 or approximately 10% compared to the corresponding period in 2019. Salaries and Benefits increased as a result of new hires, increased salaries and commissions based on higher sales. Operating expenses also increased due to increases in marketing expenses and implementation costs associated with installing our new ERP system software.

Operating profit decreased by $20,414 to an operating profit of $66,779 for the quarter ended March 31, 2020, as compared to an operating profit of $87,193 in the comparable quarter of the prior year. The decrease in net income for the three month period, of the comparable quarter of the prior year before income taxes was primarily attributable to the increase in salaries and benefits, attributed to the addition of two new employees, one in December (Sales) and one in January (Operations). Operating profit increased by $49,020 to an operating profit of $184,760 for the nine months ended March 31, 2020, as compared to an operating profit of $135,739 in the comparable period of the prior year. The increase in net income for the nine month period, of the comparable period of the prior year before income taxes was primarily attributable to the increases in sales.

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

PART II. OTHER INFORMATION

ITEM 5. OTHER INFORMATION

ITEM 6. EXHIBITS

(A)	EXHIBITS

//	10.1	Restated and Amended Executive Employment Agreement dated July1, between Justice W. Anderson, Procyon Corporation and AMERX Health Care Corporation.
//	10.2	Restated and Amended Executive Employment Agreement dated July1, between James B. Anderson, Procyon Corporation and AMERX Health Care Corporation.
//	10.3	Restated and Amended Executive Employment Agreement dated July1, between George O. Borak, Procyon Corporation and AMERX Health Care Corporation.
##	10.4	Restated and Amended Executive Employment Agreement dated January 9, between Regina W. Anderson, Procyon Corporation.
++	10.5	Business Line of Credit - Loan Agreement dated October 9, 2018.
##	10.6	Lease Agreement - Lease agreement dated may 29, 2015.
##	10.7	Addendum to Lease - Lease agreement effective February 1, 2018.
	31.1	Certification of Justice W. Anderson pursuant to Exchange Act Rule 13a-14(a)/15d-14(a)
	31.2	Certification of James B. Anderson pursuant to Exchange Act Rule 13a-14(a)/15d-14(a)
	32.1	Certification Pursuant to 18 U.S.C.§1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002
	101.1*	The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, formatted in XBRL (Extensible Business Reporting Language): (I) the Condensed Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) the Notes to Condensed Consolidated Financial Statements

	*	Furnished, not filed
	//	Incorporated by reference to the Company’s form 8-K filed on or about September 16, 2019.
	##	Incorporated by reference to the Company’s form 8-K filed on or about March 14, 2018.
	++	Incorporated by reference to the Company’s form 8-K filed on or about November 14, 2018.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

PROCYON CORPORATION
June 24, 2020	By:	/s/ JUSTICE W. ANDERSON
Date		Justice W. Anderson, Chief Executive Officer