Form 10-Q/A
period 2020-03-31
PROCYON CORP
filed 2020-07-02
CIK 812306

UNITED STATES SECURITIES & EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

Explanatory Note

Procyon Corporation, a Colorado corporation (the “Company” or the “Registrant”), is filing this Amendment No. 1 on Form 10-Q/A (this “Amendment No. 1”) to its Quarterly Report on Form 10-Q for the three months ended March 31, 2020, originally filed with the Securities and Exchange Commission (the “SEC”) on June 24, 2020 (the “Original Form 10-Q”), solely to disclose that the Company had filed the Original Form 10-Q after the May 15, 2020 deadline applicable to the Company for the filing of its Form 10-Q in reliance on the 45-day extension provided by an order issued by the U.S. Securities and Exchange Commission (the “SEC”) under Section 36 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), dated March 4, 2020 (Release No. 34-88318), as modified and superseded by a new SEC order issued on March 25, 2020 (Release No. 34-88465) (collectively, the “Order”).

On May 15, 2020, the Company filed a Current Report on Form 8-K, (the “Form 8-K”) to indicate its intention to rely on the Order for such extension. As noted in the Form 8-K, which is incorporated in this Amendment No. 1 by this reference, due to the outbreak and spread of COVID-19, Management of the Company has had to devote significant time and attention to assessing the potential impact of COVID-19 and related events on the Company's operations and financial position. Management has spent significant time developing operational and financial plans to address those matters and implementing those plans. Some of the Company's key personnel assisting the Company in the preparation of its financial statements and SEC reports have been working remotely and therefore have been unable to maintain the same ordinary operations with the Company's Management. As a result, the Company was unable to complete the preparation of the Quarterly Report in a timely manner by the due date of March 15, 2020.

In accordance with Rule 12b-15 under the Exchange Act, the Company is including in this Amendment No. 1 an amended Part II, Item 6 to include currently dated certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 from the Company’s principal executive officer and principal financial officer. Because no financial statements have been included in this Amendment No. 1 and this Amendment No. 1 does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. Similarly, we are not including the certifications under Section 906 of the Sarbanes-Oxley Act of 2002 as no financial statements are being filed with this Amendment No. 1.

Except as described above, this Amendment No. 1 does not amend, modify or update the information in, or exhibits to, the Original 10-Q. Furthermore, this Amendment No. 1 does not change any previously reported financial results nor does it reflect events occurring after the filing of the Original 10-Q. This Amendment should be read in conjunction with the Original 10-Q and with the Company’s other filings made with the SEC subsequent to the filing of the Original 10-Q.

PART II. - OTHER INFORMATION

ITEM 6. EXHIBITS	3

Exhibit 31.1 Certification Pursuant to 18 U.S.C.§1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002, of the Chief Executive Officer.

Exhibit 31.2 Certification Pursuant to 18 U.S.C.§1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002, of the Chief Financial Officer.

SIGNATURES	3

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS

(A) EXHIBITS

31.1	Certification of Justice W. Anderson pursuant to Exchange Act Rule 13a-14(a)/15d-14(a)
31.2	Certification of James B. Anderson pursuant to Exchange Act Rule 13a-14(a)/15d-14(a)

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

June 30, 2020 Date	PROCYON CORPORATION By:/s/ JUSTICE W. ANDERSON Justice W. Anderson, Chief Executive Officer