Form 10-K
period 2020-06-30
PROCYON CORP
filed 2020-10-06
CIK 812306

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2020

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

☐ Large accelerated filer	☐ Accelerated filer
☐ Non-accelerated filer	☒ Smaller reporting company
☐ Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepare or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:

The aggregate market value of the 3,997,791 shares of Common Stock held by non-affiliates was $799,558 on September 22, 2020, the date of the last sale of common stock, based on the average bid and asked price of $.20 on such date.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

As of September 21, 2020, there were 8,087,388 shares of the issuers Common Stock outstanding.

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

Products

Major product lines - AMERX®, AMERIGEL® , HELIX3 Bioactive Collagen®, EXTREMIT-EASE® Compression Garment

AMERX markets a proprietary line of AMERIGEL® advanced skin and wound care products made with Oakin®, proven to promote healing in wound and problematic skin conditions, including the AMERIGEL® Hydrogel Wound Dressing, AMERIGEL® Post Op Surgical Kits, AMERIGEL® Saline Wound Wash, AMERIGEL® Care Lotion and AMERIGEL® Barrier Lotion. These products have become the core foundation for AMERX’s growth. In the second half of fiscal 2015, AMERX expanded its product brands by introducing the HELIX3 Bioactive Collagen®. HELIX3 is available in two forms: Collagen Powder (HELIX3 CP®) and Collagen Matrix (HELIX3 CM®), developed to address market segments previously unavailable to AMERX. In fiscal 2016, AMERX continued its brand expansion by introducing the AMERX branded wound care product line. The line consists of: AMERX Calcium Alginate Dressing, AMERX Foam Dressing, AMERX Gauze Dressing, AMERX Hyrdocolloid Dressing, and AMERX Wound Care Kits, including AMERX Calcium Alginate Wound Care Kit, AMERX Collagen Matrix Wound Care Kit, AMERX Collagen Powder Wound Care Kit, AMERX Foam Wound Care Kit and AMERX Hydrogel Wound Care Kit. In fiscal 2017, AMERX expanded its product line to include a new segment of the wound care market by introducing the EXTREMIT-EASE® Compression Garment line, a patent-pending product. These new products have demonstrated early success and product expansion has made it possible for AMERX to provide treatments outside its historical niche. AMERX looks to continue this new product trend in fiscal 2021.

AMERX® wound care products sold under the brand names AMERIGEL®, HELIX3®, AMERX® and EXTREMIT-EASE® have received approval for Medicare reimbursement, assigned by the Pricing, Data Analysis and Coding contractor for Medicare and Medicaid ("PDAC"). We believe this reimbursement code is beneficial to AMERX's business, allowing customers on Medicare to seek coverage for use of these products.

AMERX spent approximately $23,000 towards research and development efforts over the past fiscal year. These efforts were directed towards new product offerings.

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

Market for Products

We have expanded our product line over the last five fiscal years to address a broader range of wound applications. Our core AMERIGEL® product line containing Oakin® established our presence in the physician market to address skin and wound care treatment needs. HELIX3® Bioactive Collagen was added to our product line in fiscal 2015 and AMERX® Kits, dressings and bandages in fiscal 2016 to address the broader wound care market needs for an increasing number of people with diabetes and obesity. This market is primarily comprised of hospitals, wound care centers, nursing homes, home health care agencies and health care practioners. The EXTREMIT-EASE® Compression Garment, introduced in 2017, enables AMERX Health Care to compete in the global compression therapy market, a multi-billion market that is projected to escalate as a result of aging populations, rising prevalence of diabetes, lymphatic diseases, cancer surgeries, venous diseases and sports injuries. In fiscal 2019, the Company continued expanding its sales channel designed to reduce inventory costs while increasing access to AMERX full line of products, through existing markets. Amerx grew its Wound Care product line with the addition of Retention Tape, additional Bordered Foam sizes and additional sizes of Calcium Alginate products. The Helix Collagen line grew with the addition of a 1" x 1", 4" x 4" and 7" x 7" Matrix pad. In fiscal 2020, AMERX’s Extremit-Ease Compression Garment line expanded with the introduction of a Tan version of the garment and matching liner. Extremit-Ease continues to gain momentum in the wound care, edema and lymphedema markets with plans to further expand the line in Fiscal 2021.

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

In fiscal 2020, AMERX generated all of our net sales of approximately $4,334,000.

Significant Customer(s)

During fiscal 2020, no customer accounted for 10% or more of AMERX's sales.

Manufacturing

During fiscal 2020, the majority of manufacturing of AMERX's products was completed by non-affiliated manufacturing facilities. AMERX has written contracts with its manufacturers (and there are no minimum purchase requirements). The agreements / arrangements made with multiple manufacturers reduces the potential risk associated with relying on a single manufacturer. AMERX believes there are additional companies that could manufacture AMERX products according to specifications, if necessary.

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

Order Placement and Backlog

There were no back orders as of June 30, 2020 and June 30, 2019, respectively.

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

We believe that, as of June 30, 2020, we are in compliance with all applicable laws and regulations relating to our operations in all material respects. Compliance with the various provisions of national, state and local laws and regulations has had a material adverse effect upon the capital expenditures, earnings, financial position, liquidity and competitive position of the Company. We have incurred and will continue to incur costs in order to remain compliant with the latest regulations of the US Securities and Exchange Commission (“SEC”) and the FDA.

Employees

As of September 1, 2020, the Company and its subsidiary employ a total of 18 full time and 2 part time employees, consisting of 7 management employees, 5 sales-related employees and 8 administrative employees. One employee works under Procyon and nineteen employees work under the AMERX subsidiary.

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

As of September 23, 2020, there were approximately 110 record holders of the Company’s Common Stock.

Holders of Common Stock are entitled to receive such dividends if declared by the Company’s Board of Directors. We have not declared any dividends on our Common Stock and have no current plans to declare a dividend in the immediate future.

Holders of the Series A Cumulative Convertible Preferred Stock (the “Preferred Stock”) are entitled to receive, if declared by the Board of Directors, quarterly dividends at an annual rate of $.10 per share. Dividends accrue without interest, from the date of issuance, and are payable in arrears in cash or common stock, when and if declared by the Board of Directors. No dividends had been declared or paid at June 30, 2020, and dividends, if ever declared, in arrears at such date total $387,306.

Holders of the Preferred Stock have the right to convert their shares of Preferred Stock into an equal number of shares of Common Stock of the Company. In addition, every holder of preferred stock is entitled to that number of votes equal to the number of shares of common stock into which the preferred stock is convertible. Such preferred shares will automatically convert into one share of Common Stock at the close of a public offering of Common Stock by the Company provided the Company receives gross proceeds of at least $1,000,000, and the initial offering price of the Common Stock sold in such offering is equal to or in excess of $1 per share. No shares were converted during fiscal 2020. During fiscal 2019, one holder of shares of Preferred Stock voluntarily converted its Preferred shares into shares of Common Stock. So long as any shares of Series A Preferred Stock are outstanding, the Company is prohibited from declaring dividends or other distributions related to its Common Stock or purchasing, redeeming or otherwise acquiring any of the Common Stock.

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

Equity Compensation Plan Information

The following table contains information regarding Procyon’s equity compensation plans as of June 30, 2020. The Company maintains one equity compensation plan, Procyon Corporation 2009 Stock Option Plan (the "2009 Option Plan"), which was approved by our shareholders in December 2009 and expired by its terms on December 8, 2019.

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

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

This Report on Form 10-K, including Management’s Discussion and Analysis or Plan of Operation, contains forward-looking statements. When used in this report, the words “may”, “will”‚ “expect”‚ “anticipate”‚ “continue”‚ “estimate”‚ “project”‚ “intend”‚ “seek”, “hope”‚ “believe” and similar expressions, variations of these words or the negative of those words, and, any statement regarding possible or assumed future results of operations of the Company’s and its subsidiaries’ business, the markets for its products, anticipated expenditures, regulatory developments or competition, or other statements regarding matters that are not historical facts, are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 regarding events, conditions and financial trends including, without limitation, business conditions in the skin and wound care market and the general economy, competitive factors, changes in product mix, production delays, manufacturing capabilities, new and unanticipated governmental regulations, the impact of the COVID-19 pandemic on the Company’s sales, operations and supply chain and other risks or uncertainties detailed in other of the Company’s Securities and Exchange Commission filings. Such statements are based on management’s current expectations and are subject to risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, the Company’s actual plan of operations, business strategy, operating results and financial position could differ materially from those expressed in, or implied by, such forward-looking statements.

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
-

The economic impact of the COVID-19 outbreak could adversely affect our financial condition and results of operations. The recent outbreak of COVID-19 is believed to have originated in December 2019 and has since spread to multiple countries around the world, including the United States. On March 11, 2020, the World Health Organization declared the outbreak a pandemic. The COVID-19 pandemic has caused significant economic dislocation in the United States as many state and local governments have ordered non-essential businesses to close and residents to shelter in place at home. This has resulted in an unprecedented slow-down in economic activity, a related increase in unemployment and a significant decline in the value of the stock market and many non-essential and elective medical procedures to be delayed or canceled. The COVID-19 pandemic is affecting the United States and global economies and may affect our operations and those of third parties on which we rely, including by causing disruptions in the supply for our products. In addition, the COVID-19 pandemic may affect our operations due to users of our products delaying or canceling medical treatments and the closure of doctors offices and other medical health facilities which administer our products. The ultimate impact of the COVID-19 pandemic is highly uncertain and subject to change. We do not yet know the full extent of potential delays or impacts on our business, financing or on healthcare systems or the global economy as a whole. However, these effects could have a material impact on our results from operations and business and those of the third parties on which we rely.

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

Deferred Income Taxes

Deferred income taxes are recognized for the expected tax consequences in future years for differences between the tax bases of assets and liabilities and their financial reporting amounts, based upon exacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. The Company accounts for income taxes under Topic 740 - Income Tax in the Accounting Standards Codification. A valuation allowance is used to reduce deferred tax assets to the net amount expected to be recovered in future periods. The estimates for deferred tax assets and the corresponding valuation allowance require us to exercise complex judgments. We periodically review and adjust those estimates based upon the most current information available. We had a valuation allowance of $171,381 as of June 30, 2019. We had a valuation allowance of $144,619 as of June 30, 2020.

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

Future Expectations

AMERX expects to further penetrate the health care market through its participation in industry trade shows, advertisements in trade journals, development of additional distributor relationships and by opening new geographical territories (including international markets). AMERX management seeks to develop additional markets as the AMERIGEL®, HELIX3®, AMERX® and EXTREMIT-EASE® product lines gain broader acceptance in markets involved in advanced wound and skin care. AMERX management also seeks to develop new products to be released as soon as practicable, with expansion of the HELIX3® line expected in fiscal 2021.

Impact of COVID-19 on Our Business

The financial effects of COVID-19 started showing their impact on our Company in March of 2020. Due to the timing of these events, the full effect of COVID-19 on our business cannot yet be fully quantified. We have felt the effects of the COVID-19 pandemic in our operations, as management continues to dedicate time and effort researching, discussing and implementing policies and procedures necessary to navigate through the ever changing landscape the COVID-19 pandemic has and continues to provide. As an essential business, management was tasked with remaining open, while keeping our employees safe, and providing our customers, who were still able to actively provide healthcare services, with the products they need.

Updating the effects of COVID-19 on our business, the effects were most severely seen in April. This was a direct result of the inability for customers to have elective surgery. Once elective surgeries were permitted again we have seen a steady increase in volume. We continue to monitor operations, and are still implementing procedures to keep all our employees as safe as possible.

Results of Operations

Comparison of Fiscal 2020 and 2019.

During fiscal 2020 and 2019, our results of operations related solely to the operations of AMERX. Net sales during fiscal 2020 were approximately $4,334,000 as compared to approximately $4,191,000 in fiscal 2019, an increase of approximately $143,000. Sales grew through continued sales of core brands combined with growth in new product brand sales. This growth happened before the impact of COVID-19 at the end of quarter ending March 31, 2020.

Cost of sales were approximately $1,135,000 in fiscal 2020, as compared to approximately $1,142,000 in fiscal 2019, a decrease of approximately $7,000 or 1%. Cost of sales in fiscal 2020, as a percentage of net sales, decreased to 26%, from 27% in the previous fiscal year ending 2019.

Gross profit increased to approximately $3,199,000 during fiscal 2020, as compared to approximately $3,050,000 during fiscal 2019, an increase of about $150,000, or 5%. As a percentage of net sales, gross profit was approximately 74% in fiscal 2020 as compared to 73% in fiscal 2019.

Operating expenses during fiscal 2020 were approximately $3,046,000, consisting of approximately $1,730,000 in salaries and benefits and $1,317,000 in selling, general and administrative expenses. Operating expenses in fiscal 2019 were approximately $2,953,000 and consisted of approximately $1,534,000 in salaries and benefits and approximately $1,418,000 in selling, general and administrative expenses. This represents an increase in expenses of approximately $94,000 in fiscal 2020 over the operating expenses in fiscal 2019. As a percentage of net sales, operating expenses during fiscal 2020 were 70% as compared to 70% during fiscal 2019; as gross profit increased approximately $150,000 for the year on an approximately $94,000 increase in operating expenses. Salaries and Benefits increased secondary to hiring two new employees and paying incentive plans for reaching sales and operational goals. Selling, General and Administrative expenses decreased due to reduced expenses in the fourth quarter secondary to the national COVID-19 pandemic.

Income from operations finished at approximately $153,000 in 2020, as compared to approximately $97,000 in fiscal 2019. Income before income taxes finished at approximately $165,000 in 2020, as compared to income of approximately $99,000 in 2019. Net income (after dividend requirements for Preferred Shares) was approximately $100,000 during fiscal 2020, compared to approximately $10,000 of net income during fiscal 2019. The Company recorded approximately $48,000 of income tax expense when determining the net income available to common shares in fiscal 2020, compared to $72,000 in fiscal 2019.

Management believes it is more likely than not that the tax benefit of approximately $529,000 of NOL carryforwards will not be realized because management estimates that they will expire prior to their utilization. Therefore, management provided a valuation allowance of $144,619 against its deferred tax asset. Management will continue to evaluate its operating results each reporting period and assess whether it will be able to utilize all available NOL carryforwards before expiration.

Liquidity and Capital Resources

Historically, we have financed our operations through revenues from operations. As of June 30, 2020, our principal sources of liquidity included inventories of approximately $842,000, net accounts receivable of approximately $311,000, cash of approximately $666,000, and certificates of deposit of approximately $155,000. We had net working capital of approximately $1,560,000 at June 30, 2020.

Operating activities provided cash of approximately $199,000 during fiscal 2020, and approximately $51,000 during fiscal 2019, consisting primarily of an increase in accounts payable of approximately $20,000, in fiscal 2020 and an increase in deferred taxes, in fiscal 2019. Cash used by investing activities during fiscal 2020 was approximately $23,000 as compared to cash used in fiscal 2019 of approximately $29,000, respectively. Cash provided by financing activities during fiscal 2020 was $201,000 compared cash used by financing activities of $2,110 during fiscal 2019, respectively.

During fiscal 2020, no holder of shares of Preferred Stock converted its shares to Common Stock.

Commitments of Capital Expenditures

At June 30, 2020, the Company had no commitments for capital expenditures.

Off-Balance Sheet Arrangements

During fiscal years 2020 and 2019, we did not have any relationships or arrangements with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated financial statements as of June 30, 2020, and 2019 were audited by Ferlita, Walsh, Gonzalez and Rodriguez, P.A., the Company’s independent auditors, as indicated in their report included appearing at page F-1.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2020. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework, Guidance for Smaller Public Companies. Our assessment based on those criteria concludes that, as of June 30, 2020, the Company’s internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with Generally Accepted Accounting Principles (“GAAP”) rules as more fully described below. This was due to a deficiency that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be a material weakness. The matter involving internal controls and procedures that the Company’s management considers to be a material weakness under the standards of the Public Company Accounting Oversight Board in fiscal 2020 is inadequate segregation of duties consistent with control objectives. Management believes that this material weakness did not have an adverse effect on the Company’s financial results reported herein. We believe that this material weakness will be remedied with growth of the Company in the future and hiring of additional personnel.

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

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

NAME	Age	Capacities in Which Served	Director Since
Regina W. Anderson	73	Chairwoman of the Board	2005
Fred W. Suggs, Jr.	73	Director	1995
James B. Anderson	50	Director, Chief Financial Officer; Procyon Vice President - Operations, AMERX Health Care Corp.	2006
Justice W. Anderson	43	Director, Chief Executive Officer; Procyon, President; AMERX Health Care Corp.	2006
Joseph R. Treshler	67	Director	2013
Dr. Paul E. Kudelko, Sr	80	Director	2013
Monica L. McCullough	49	Director	2019
George O. Borak	59	Vice President - Sales, AMERX Health Care Corp.	2013

Regina Anderson. Ms. Anderson has served as Chairwoman of the Board of Directors since September 2005, and as our Chief Executive Officer from November 2005 through December 2017. Ms. Anderson has 38 years experience in the medical field and 31 years of management experience. Ms. Anderson worked at Health South Rehabilitation Hospital for ten years as Outpatient Director, in charge of the main outpatient center plus four satellite offices. Prior to her work at HealthSouth, Regina was Vice-President of Operations at Stuffit Direct Marketing Company from 1980 through 1989. Regina received her Masters Degree from Kansas State University in 1970.

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

Monica L. McCullough. Ms. McCullough is new to the board and will serve as Chairman of the Audit Committee. Ms. McCullough has 25 years of accounting experience in various capacities. Her experience includes the management of several accounting functions, implementation and maintenance of Sarbanes-Oxley policies and procedures, SEC reporting, coordination of quarterly and annual audits, as well as implementing and maintaining accounting systems. She has spent the last 8 years as Facility Controller in the waste to energy industry. Ms. McCullough graduated from the University of South Florida with a B.S. degree in Accounting and is a Certified Public Accountant.

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

Compliance with Section 16(a) of the Exchange Act

Under the securities laws of the United States, our directors, executive officers, and any persons holding more than ten percent of our Common Stock are required to report their initial ownership of the Company’s Common Stock and any subsequent changes in that ownership to the Securities and Exchange Commission and the Company. Specific due dates for these reports have been established and we are required to disclose any failure to file, or late filing, of such reports. Based solely on our review of the reports and amendments thereto furnished to the Company and written representations that all reports that were required to be filed in fiscal 2020, our officers, directors and beneficial owners of more than ten percent of its Common Stock complied with all Section 16(a) filing requirements.

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

The Company formed an Audit Committee in July 2004. In January 2013, the Board appointed Joseph R. Treshler as director and a member of the Audit Committee. In November 2019, the Board appointed Monica L. McCullough Audit Committee member and Chair. The Board believes that Ms. McCullough and Mr. Treshler are independent pursuant to The NASDAQ Stock Market, Inc. (“NASDAQ”) rules and both Ms. McCullough and Treshler also meet the requirements of an audit committee financial expert. In addition, we have determined that Ms. McCullouh and Mr. Treshler are also independent within the meaning of SEC Rule 10A-3(b)(1). The function of the Audit Committee is to review and approve the scope of audit procedures employed and to review and approve the audit reports rendered by the Company's independent auditors and to approve the audit fees charged by the independent auditors. In addition, pursuant to the Sarbanes-Oxley Act of 2002 and rules promulgated thereunder, the Audit Committee is responsible for, among other things, pre-approving all audit and non-audit services performed by the independent auditors, approving the engagement of the auditors and receiving certain reports from the independent auditors prior to the filing of the audit report. The Audit Committee reports to the Board of Directors with respect to such matters and recommends the selection of independent auditors. The Audit Committee adopted a charter in October 2006, which may be viewed on the Company website (www.procyoncorp.com).

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

In fiscal 2020, the Board of Directors held five formal meetings. A majority of directors attended each meeting in person or by telephone. The Compensation Committee held eight meetings during fiscal 2020. The Audit Committee held two meetings during fiscal 2020. The Ethics Committee held two meeting during fiscal 2020.

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

Summary Compensation Table. The following table sets forth compensation information for the two fiscal years ended June 30, 2020 and 2019 of the Company’s Chief Executive Officer, Chief Financial Officer, the President and Vice President of Sales of our subsidiary, AMERX Health Care Corp. (the “Named Executive Officers”). Elements of compensation for our Named Executive Officers include salary, discretionary cash bonuses, stock option awards and other prerequisites and benefits. We do not have a pension plan and do not offer non-qualified deferred compensation arrangements.

Name and Principal Position	Year	Salary($)	Bonus($)	Option Awards ($)		Non-equity incentive plan compensation ($)(2)	All Other Compensation ($)	Total($)
Justice W. Anderson,	2020	$242,116	$0	$0		$27,465	$0	$269,581
President (AMERX ) CEO & President (Procyon) as of January 2018	2019	$214,043	$0	$0	(1)	$15,486	$0	$229,529
James B. Anderson,	2020	$166,924	$0	0		$15,926	$0	$182,850
Chief Financial Officer, Vice Pres. of Operations (AMERX )	2019	$152,900	$0	0		$15,486	$0	$168,386
George O Borak,	2020	$172,243	$0	0		$19,718	$0	$191,961
Vice Pres. Of Sales (AMERX )	2019	$160,000	$5,162	0		$12,429	$0	$177,591

1.     Aggregate grant date fair value. 25,000 options granted with $0.19 exercise price.

2.     Profit sharing earned in fiscal 2019/2020 respectively, but paid on or about October 1, 2019/2020 respectively.

Narrative Disclosure to Summary Compensation Table

Named Executive Officer's Employment Contracts

Justice W. Anderson's Restated and Amended Executive Employment Agreement, which is effective July 1, 2020, provides for a base annual salary of $247,200 and other benefits, including certain incentive bonus compensation based upon Amerx achieving certain financial goals for sales and net profit and at the discretion of the Board of Directors. Mr. Anderson's Agreement calls for a term of one year, but may be terminated by either party, with or without cause, upon thirty day's written notice.

James B. Anderson's Restated and Amended Executive Employment Agreement, which is effective July 1, 2020, provides for a base annual salary of $180,000 and other benefits, including short-term and long-term incentive bonus compensation based upon Amerx achieving certain operational and financial goals and at the discretion of the Board of Directors. Mr. Anderson's Agreement calls for a term of one year, but may be terminated by either party, with or without cause, upon thirty day's written notice.

George Borak's Restated and Amended Executive Employment Agreement, which is effective July 1, 2020, provides for a base annual salary of $180,000 and other benefits, including certain incentive bonus compensation based upon Amerx achieving certain financial goals for sales and net profit and at the discretion of the Board of Directors. Mr. Borak's Agreement calls for a term of one year, but may be terminated by either party, with or without cause, upon thirty day's written notice.

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

Stock Option Plan

The Company maintains the Procyon Corporation 2009 Stock Option Plan for Option grants prior to the Plan’s expiration.

The Procyon Corporation 2009 Stock Option Plan (the "2009 Option Plan") was approved by our shareholders on December 8, 2009. Pursuant to the terms of the 2009 Option Plan, the plan expired on December 8, 2019. The purpose of the 2009 Option Plan was to advance the interests of the Company and the Company's stockholders by enhancing the Company's ability to attract, retain and motivate persons who are expected to make important contributions to the Company and by providing such persons with equity ownership opportunities and performance-based incentives that are intended to better align the interests of such persons with those of the Company's stockholders.

As of June 30, 2020, 65,000 Options to purchase common stock have been awarded to Justice Anderson under the 2009 Option Plan, pursuant to the terms of his employment agreements, effective October 1, 2015 and July 1, 2016, respectively. The 1,000,000 shares of common stock that have been reserved for the 2009 Option Plan (250,000 recently issued for Non-Qualified Stock Options) have not been registered under the Securities Act of 1933. We have no present plans to register such shares.

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

On September 22, 2020, our Board of Directors and Compensation Committee approved a new Procyon Corporation 2020 Stock Option and Incentive Plan (the "Proposed New Plan"), and recommended that the shareholders approve the plan in our upcoming annual meeting of shareholders in November, 2020. Details of the Proposed New Plan will be disclosed in the proxy statement for the annual meeting of shareholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS, MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information regarding beneficial ownership of our Common Stock as of September 21, 2020 by (i) each person known by the Company to own beneficially more than 5% of the outstanding Common Stock, (ii) each director or director nominee, and (iii) all executive officers and directors as a group. Each person has sole voting and sole investment or dispositive power with respect to the shares shown except as noted. As to the Company's preferred stock, as of September 21, 2020 no officer or director of the company owned any preferred shares. In addition, no individual shareholder beneficially owned more than 5% of the Company's preferred shares.

Common Shareholdings on September 21, 2020
		Number of		Percent of
Name and Address	(3)	Shares		Class (%)
Justice W. Anderson	(4)	3,490,500		43.2
Michael T. Foley	(6)	222,945	(7)	2.8
George O. Borak		100,092		1.2
Fred W. Suggs	(l)	100,000		1.2
James B. Anderson		81,000	(5)	1.0
Regina W. Anderson		78,060		1.0
Joseph R. Treshler	(1) (2)	17,000		*
Paul E. Kudelko		-		*
Monica L. McCullough	(2)	-		0
All directors and officers as a group (nine persons)		4,089,597		50.6
Speer Foundation, 2535 Success Dr., Odessa, FL 33556		1,570,000		19.4

* Less than 1%

(1)	Member of the Compensation Committee.
(2)	Member of the Audit Committee.
(3)	Except as noted above, the address for all persons listed is 1300 S. Highland Ave, Clearwater, Florida 33756
(4)

Mr. Anderson beneficially owns 3,350,500 shares of common stock as Trustee of the John C. Anderson Trust in accordance with Mr. Anderson's will. He also owns of record 75,000 shares of common stock and options to purchase 65,000 shares of Common Stock.

(5)	Includes 10,000 shares in joint name with his wife.
(6)	Mr. Foley resigned as Director and Chair of the Audit Committee effective November 11, 2019.
(7)	Includes 17,945 shares of common stock owned of record by Mr. Foley’s wife’s trust, of which shares Mr. Foley disclaims beneficial ownership.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Other than transactions described below, since July 1, 2019, there has not been, nor is there currently proposed, any transaction or series of similar transactions to which we were or will be a party:

•	in which the amount involved exceeds $120,000; and,
•

in which any director, nominee for director, executive officer, shareholder which beneficially owns five percent or more of our common stock or any member of their immediate family members, had or will have a direct or indirect material interest.

Justice W. Anderson, our Chief Executive Officer, personally guaranteed a new $250,000 line of credit of which $0 was drawn out as of June 30, 2020.

Director Independence

We have determined that the following directors are independent within applicable NASDAQ rules: Ms.McCullough and Messrs. Suggs, Treshler and Kudelko. Regina, James and Justice Anderson are not independent as they are executive officers of the Company and its subsidiaries (or were during fiscal 2019 and part of fiscal 2020). Accordingly, our Board of Directors is composed of a majority of independent directors. Our Compensation Committee, Audit Committee and Ethics Committee are composed entirely of independent directors pursuant to applicable NASDAQ rules. In addition, Ms. McCullough and Mr. Treshler, also meet the definition of independence under SEC Rule 10A-3.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees. In fiscal 2020, the Company paid to its independent accountants $58,750 in fees related directly to the audit and review of the Company’s financial statements. In fiscal 2019, the Company paid to its independent accountants $58,750 in fees related directly to the audit and review of the Company’s financial statements.

Audit-Related Fees. The Company’s independent accountants performed no other audit-related services for the Company during fiscal 2020 and 2019, other than the audit services described above.

Tax Fees: In fiscal 2020, the Company paid to its independent accountants $2,000 in fees related directly to tax preparations. In fiscal 2019, the Company paid to its independent accountants $2,000 in fees related directly to tax preparations.

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)	Exhibits

1.	The financial statements filed herewith are listed in the Index to Financial Statements included in Item 7.

Exhibit No.		Document
*	3.1	Articles of Incorporation
+	3.1.1	Articles of Amendment to Articles of Incorporation
*	3.2	Bylaws
+	4.1	Designation of Series A Preferred Stock
&	10.1	Procyon Corporation 2009 Stock Option Plan
xx	10.5	Business Line of Credit - Loan Agreement dated October 9, 2018.
**	10.7	Lease agreement and Amended Lease Agreement, effective February 1, 2018.
//	10.9	Restated and Amended Executive Employment Agreement effective July 1, 2020 - Justice W. Anderson
//	10.10	Restated and Amended Executive Employment Agreement effective July 1, 2020 - James B. Anderson
//	10.12	Restated and Amended Executive Employment Agreement effective July 1, 2020 - George Borak
++	14.1	Code of Ethics for Senior Financial Officers.
x	31.1	Certification of Justice W. Anderson pursuant to Exchange Act Rule 13a-14(a)/15d-14(a)
x	31.2	Certification of James B. Anderson pursuant to Exchange Act Rule 13a-14(a)/15d-14(a)
x	32.1	Certification Pursuant to 18 U.S.C. § 1350, as Adopted Pursuant to Section906 of the Sarbanes-Oxley Act Of 2002
&&	101.1

The following materials from the Company's Annual Report on Form 10-K for the period ended June 30, 2020, formatted in XBRL (Extensible Business Reporting Language): (I) the Condensed Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) the Notes to Condensed Consolidated Financial Statement

*	Incorporated by reference to the Company’s Registration Statement on Form S-1, S.E.C. File No.33-13273.
+	Incorporated by reference to the Company’s Form 10-KSB for the fiscal year ended June 30, 1995.
++	Incorporated by reference to the Company’s Schedule 14A filed on or about October 15, 2004.
**	Incorporated by reference to the Company’s Form 8-K filed on or about March 14, 2018.
xx	Incorporated by reference to the Company's form 8-K filed on or about November 14, 2018.
x	Filed herewith.
&	Incorporated by reference to the Company’s Schedule 14A filed on or about November 9, 2009.
//	Incorporated by reference to the Company’s Form 8-K filed on or about September 16, 2019.
##	Incorporated by reference to the Company’s Form 8-K filed on or about March 14, 2018.
&&	Furnished, not filed

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

PROCYON CORPORATION

By:	/s/ Justice W. Anderson,
Justice W. Anderson,
Chief Executive Officer/President

Date: October 6, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the registrant and in the capacities and on the dates indicated have signed this report below.

Signature	Title	Date

/s/ Regina W. Anderson	Chairwoman of the Board	October 6, 2020
Regina W. Anderson

/s/ James B. Anderson	Chief Financial Officer,	October 6, 2020
James B. Anderson	President (Sirius) and Director

/s/ Justice W. Anderson	President (AMERX) and Director,	October 6, 2020
Justice W. Anderson	Chief Executive Officer and
President(Procyon)

/s/ Monica L. McCullough	Director	October 6, 2020
Monica L. McCullough

/s/ Fred W. Suggs, Jr.	Director	October 6, 2020
Fred W. Suggs, Jr.

/s/ Joseph R. Treshler	Director	October 6, 2020
Joseph R. Treshler

/s/ Paul Kudelko	Director	October 6, 2020
Paul Kudelko

EXHIBIT INDEX

Exhibit No.	Document	Item No.
* 3.1	Articles of Incorporation	3
+ 3.1.1	Articles of Amendment to Articles of Incorporation	3
* 3.2	Bylaws	3
+ 4.1	Designation of Series A Preferred Stock	4
&10.1	Procyon Corporation 2009 Stock Option Plan
xx 10.5	Business Line of Credit - Loan Agreement dated October 9, 2018.
** 10.7	Lease and Amended Lease, effective February 1, 2018.
//10.9	Restated and Amended Executive Employment Agreement effective July 1, 2020 - Justice W. Anderson
//10.10	Restated and Amended Executive Employment Agreement effective July 1, 2020 - James B. Anderson
//10.12	Restated and Amended Executive Employment Agreement effective July 1, 2020 - George Borak
++14.1	Code of Ethics for Senior Financial Officers.
x 31.1	Certification of Justice W. Anderson pursuant to Exchange Act Rule 13a-14(a)/15d-14(a)	31
x 31.2	Certification of James B. Anderson pursuant to Exchange Act Rule 13a-14(a)/15d-14(a)	31
x 32.1	Certification Pursuant to 18 U.S.C. § 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002	32
&&101.1	The following materials from the Company's Annual Report on Form 10-K for the period ended June 30, 2020, formatted in XBRL (Extensible Business Reporting Language): (I) the Condensed Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) the Notes to Condensed Consolidated Financial Statements

*	Incorporated by reference to the Company’s Registration Statement on Form S-1, S.E.C. File No. 33-13273.
+	Incorporated by reference to the Company’s Form 10-KSB for the fiscal year ended June 30, 1995.
++	Incorporated by reference to the Company’s Schedule 14A filed on or about October 15, 2004
**	Incorporated by reference to the Company’s Form 8-K filed on or about March 14, 2018
xx	Incorporated by reference to the Company's form 8-K filed on or about November 14, 2018.
x	Filed herewith.
&	Incorporated by reference to the Company’s Schedule 14A filed on or about November 9, 2009.
//	Incorporated by reference to the Company’s Form 8-K filed on or about August 23, 2017.
##	Incorporated by reference to the Company’s Form 8-K filed on or about March 14, 2018.
&&	Furnished, not filed

PROCYON CORPORATION AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
Years Ended June 30, 2020 and 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Procyon Corporation and Subsidiaries

Clearwater, Florida

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Procyon Corporation and subsidiaries (the "Company") as of June 30, 2020 and 2019, the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the two-year period ended June 30, 2020 and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the two-year period ended June 30, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

Tampa, Florida

October 6, 2020

PROCYON CORPORATION & SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
June 30, 2020 and 2019

	2020	2019
ASSETS

CURRENT ASSETS
Cash	$665,834	$290,287
Certificates of Deposit, plus accrued interest	155,132	153,951
Accounts Receivable, less allowance for doubtful accounts of $9,408 and $6,719 respectively	311,043	419,630
Inventories	758,516	485,433
Prepaid Expenses	183,138	244,494
TOTAL CURRENT ASSETS	2,073,663	1,593,795

PROPERTY AND EQUIPMENT, NET	452,855	488,460

OTHER ASSETS
Deposits	4,192	4,192
Inventories	83,812	123,204
Intangible Asset	17,000	17,000
ROU Assets - Operating Leases	30,245	-
Deferred Tax Asset, Net of Valuation Allowance of $144,620 and $171,381, respectively	159,874	208,281
	295,123	352,677

TOTAL ASSETS	$2,821,641	$2,434,932

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts Payable	$167,459	$147,445
PPP Loan	57,028	-
Accrued Expenses	289,466	228,490
TOTAL CURRENT LIABILITIES	513,953	375,935

LONG TERM LIABILITIES
PPP Loan	143,972	-
TOTAL LONG TERM LIABILITIES	143,972	-

TOTAL LIABILITIES	657,925	375,935

COMMITMENTS AND CONTINGENCIES (NOTE G)	-	-

STOCKHOLDERS' EQUITY
Preferred Stock, 496,000,000 shares authorized, none issued.	-	-
Series A Cumulative Convertible Preferred Stock, no par value; 4,000,000 shares authorized; 167,100 and 167,100 shares issued and outstanding, respectively.	126,860	126,860
Common Stock, no par value, 80,000,000 shares authorized; 8,087,388 and 8,087,388 shares issued and outstanding, respectively	4,444,766	4,444,766
Paid-in Capital	15,885	15,885
Accumulated Deficit	(2,423,795)	(2,528,514)
TOTAL STOCKHOLDERS' EQUITY	2,163,716	2,058,997

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,821,641	$2,434,932

The accompanying notes are an integral part of these financial statements.

PROCYON CORPORATION & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended June 30, 2020 and 2019

	2020	2019

NET SALES	$4,334,088	$4,191,188

COST OF SALES	1,134,675	1,141,602

GROSS PROFIT	3,199,413	3,049,586

OPERATING EXPENSES
Salaries and Benefits	1,729,688	1,534,407
Selling, General and Administrative	1,316,709	1,418,106
	3,046,397	2,952,513

INCOME FROM OPERATIONS	153,016	97,073

OTHER INCOME
(Loss) on Disposal of Assets	(4,697)	-
Other Income	10,000	-
Interest Income	1,746	2,240
	7,049	2,240

INCOME BEFORE INCOME TAXES	160,065	99,313

INCOME TAX EXPENSE	(48,407)	(72,089)

NET INCOME	111,658	27,224

Dividend requirements on preferred stock	(16,710)	(16,960)

Basic net income available to common shares	$94,948	$10,264

Basic net income per common share	$0.01	$0.00

Weighted average number of common shares outstanding	8,087,388	8,087,388

Diluted net income per common share	$0.01	$0.00

Weighted average number of common shares outstanding, diluted	8,319,488	8,319,488

The accompanying notes are an integral part of these financial statements.

PROCYON CORPORATION & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
For the Twelve Months Ended June 30, 2020 and 2019

							Total
Twelve Months Ended June 30, 2020	Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equtiy
Balance, June 30, 2019	167,100	126,860	8,087,388	4,444,766	15,885	(2,528,514)	2,058,997

Cumulative Adjustment from Adoption of ASC 842	-	-	-	-	-	(6,939)	(6,939)

Net Income (Loss)	-	-	-	-	-	83,840	83,840

Balance, September 30, 2019	167,100	126,860	8,087,388	4,444,766	15,885	(2,451,613)	$2,135,898

Net Income (Loss)	-	-	-	-	-	(204)	(204)

Balance, December 31, 2019	167,100	126,860	8,087,388	4,444,766	15,885	(2,451,817)	2,135,694

Net Income (Loss)	-	-	-	-	-	55,929	55,929

Balance, March 31, 2020	167,100	126,860	8,087,388	4,444,766	15,885	(2,395,888)	$2,191,623

Net Income (Loss)	-	-	-	-	-	(27,907)	(27,907)

Balance, June 30, 2020	167,100	$126,860	8,087,388	$4,444,766	$15,885	$(2,423,795)	$2,163,716

							Total
Twelve Months Ended June 30, 2019	Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equtiy
Balance, June 30, 2018	177,100	$136,860	8,077,388	$4,434,766	$15,885	$(2,555,738)	$2,031,773

Net Income (Loss)	-	-	-	-	-	87,280	87,280

Balance, September 30, 2018	177,100	136,860	8,077,388	4,434,766	15,885	(2,468,458)	2,119,053

Preferred Stock Converted to Common	(10,000)	(10,000)	10,000	10,000	-	-	-

Net Income (Loss)	-	-	-	-	-	(68,067)	(68,067)

Balance, December 31, 2018	167,100	126,860	8,087,388	4,444,766	15,885	(2,536,525)	2,050,986

Net Income (Loss)	-	-	-	-	-	65,021	65,021

Balance, March 31, 2019	167,100	126,860	8,087,388	4,444,766	15,885	(2,471,504)	2,116,007

Net Income (Loss)	-	-	-	-	-	(57,010)	(57,010)

Balance, June 30, 2019	167,100	$126,860	8,087,388	$4,444,766	$15,885	$(2,528,514)	$2,058,997

The accompanying notes are an integral part of these financial statements.

PROCYON CORPORATION & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended June 30, 2020 and 2019

	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES

Net Income	$111,658	$27,224
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	53,952	52,646
Increase in Allowance for Doubtful Accounts	2,689	3,915
Right of Use Asset Amortization	(30,245)
Adoption of ASC 842	(6,939)
Deferred Income Taxes	48,407	72,089
Accrued Interest on Certificates of Deposit	-	(494)
Loss on Disposal of Assets	4,697	-
Decrease (increase) in:
Accounts Receivable	105,898	(51,236)
Inventory	(233,691)	(31,722)
Prepaid Expenses	61,356	(73,154)
Increase (decrease) in:
Accounts Payable	20,014	51,973
Accrued Expenses	60,976	(404)
NET CASH PROVIDED BY OPERATING ACTIVITIES	198,772	50,837

CASH FLOW FROM INVESTING ACTIVITIES
Redemption of Certificate of Deposit	(1,181)	-
Purchase of Property & Equipment	(23,044)	(28,753)
NET CASH (USED IN) INVESTING ACTIVITIES	(24,225)	(28,753)

CASH FLOW FROM FINANCING ACTIVITIES
Payments on Capital Lease	-	(2,110)
Proceeds from PPP Loan	201,000	-
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	201,000	(2,110)

NET CHANGE IN CASH	375,547	19,974

CASH AT BEGINNING OF THE YEAR	290,287	270,313

CASH AT END OF THE YEAR	$665,834	$290,287

SUPPLEMENTAL DISCLOSURES
Interest Paid	$-	$-
Taxes Paid	$-	$-

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

Concentration of Credit Risk

The Company maintains its cash at various financial institutions. All noninterest-bearing transaction accounts are fully insured by the Federal Deposit Insurance Corporation, regardless of the balance of the account, at all insured institutions. At June 30, 2020 and 2019, our uninsured cash balance was $334,265 and $0, respectively.

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

The valuation of accounts receivable is based upon the credit-worthiness of customers as well as historical collection experience. Estimating the credit worthiness of customers and recoverability of customer accounts requires us to exercise considerable judgment. Allowances for doubtful accounts are recorded as a selling, general and administrative expense for estimated amounts expected to be uncollectible from third-party payers and customers. The Company bases its estimates on its historical collection and write-off experience, current trends, credit policy, and on analysis of accounts receivable by aging category. As of June 30, 2020 and 2019, accounts receivable allowance was approximately $9,400 and $6,700, or less than 3% and 2% respectively of gross accounts receivable.

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

Deferred Income Taxes

            Deferred income taxes are recognized for the expected tax consequences in future years for differences between the tax bases of assets and liabilities and their financial reporting amounts, based upon exacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. The Company accounts for income taxes under Topic 740 - Income Tax in the Accounting Standards Codification. A valuation allowance is used to reduce deferred tax assets to the net amount expected to be recovered in future periods. The estimates for deferred tax assets and the corresponding valuation allowance require us to exercise complex judgments. We periodically review and adjust those estimates based upon the most current information available. We have a valuation allowance of $144,619 as of June 30, 2020. We had a valuation allowance of $171,381 as of June 30, 2019.

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

Shipping and Handling Costs

Shipping and handling costs incurred were approximately $157,000 and  $128,000 for the years ended June 30, 2020, and 2019, respectively, and were included in selling, general and administrative expenses.

Advertising and Marketing

The Company records advertising and marketing expenses in the periods in which they are incurred. During the years ended June 30, 2020 and 2019, approximately $400,000 and $576,000, of advertising and marketing costs were included in selling, general and administrative expenses for each respective year.

Stock Based Compensation

The Company maintained the Procyon Corporation 2009 Stock Option Plan (the "2009 Option Plan"), which expired on December 8, 2019. The 2009 Option Plan was approved by the Company's shareholders on December 8, 2009.

The 2009 Option Plan provided for the granting of incentive stock options, non-qualified stock options, and stock appreciation rights ("SARs") to eligible officers, directors, employees and consultants of the Company and its subsidiaries.  The 2009 Option Plan is administered by the Compensation Committee.  The Board of Directors has authorized the issuance of 500,000 shares of common stock to underlie the granting of incentive stock options and 500,000 shares of common stock to underlie the granting of non-qualified stock options and SARs under the 2009 Option Plan. The Board issued 250,000 shares of common stock to underlie Non-Qualified Stock Options, on September 27, 2016, effective June 30, 2016. However, 40,000 Options to purchase common stock were awarded to Justice Anderson pursuant to his employment agreement effective July 1, 2016 and 25,000 Options to purchase  common stock were awarded to Justice Anderson pursuant to his employment agreement effective July 1, 2017. These Options will expire ten years after their respective grant dates. As of June 30, 2020, no other stock options or other awards have been granted under the 2009 Option Plan.  The 1,000,000 shares of common stock that have been reserved for the 2009 Option Plan (250,000 recently issued for Non-Qualified Stock Options) have not been registered under the Securities Act of 1933.

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

Additional information with respect to stock option activity is as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at June 30, 2018	65,000	$0.15
Granted	-	$-
Exercised	-	$-
Cancelled	-	$-
Outstanding at June 30, 2019	65,000	$0.15
Granted	-	$-
Exercised	-	$-
Cancelled	-	$-
Outstanding at June 30, 2020	65,000	$0.15
Options exercisable at June 30, 2019	65,000	$0.17
Options exercisable at June 30, 2020	65,000	$0.17

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

Subsequent Events

We have evaluated subsequent events through October 1, 2020, which is the date the financial statements were available to be issued.

NOTE B - INVENTORIES

Inventories consisted of the following:

	June 30, 2020	June 30, 2019
Finished Goods	$645,039	$448,395
Raw Materials	197,289	160,242
	$842,328	$608,637

At June 30, 2020 and 2019, respectively, $83,812 and $123,204 of our inventory was considered non-current as it will not be used within a one year period.

NOTE C - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

As of June 30, 2020	Owned	Capitalized Leases	Total
Office Equipment	$178,404	$11,364	$189,768
Furniture and Fixtures	40,304		40,304
Software	26,021		26,021
Leasehold improvements	95,329		95,329
Production Equipment	25,452		25,452
Building	492,559		492,559
Land	64,547		64,547
	922,616	11,364	933,980
Less accumulated depreciation	(469,761)	(11,364)	(481,125)
	$452,855	$0	$452,855

Depreciation expense was $53,942 for the year ended June 30, 2020.

As of June 30, 2019	Owned	Capitalized Leases	Total
Office Equipment	$163,288	$11,364	$174,652
Furniture and Fixtures	33,347		33,347
Software	60,754		60,754
Leasehold Improvements	95,329		95,329
Production Equipment	24,577		24,577
Building	492,559		492,559
Land	64,547		64,547
	934,401	11,364	945,765
Less accumulated depreciation	(445,941)	(11,364)	(457,305)
	$488,460	$0	$488,460

Depreciation expense was $52,646 for the year ended June 30, 2019.

In 2016, the Company leased certain equipment under agreements classified as a capital lease through January 31, 2019. The annual rent is $3,788. The asset and liability under the capital lease is recorded at the lower of the present value of the minimum lease payments or the fair market value of the asset. The equipment is depreciated over the lower of its related lease terms or its estimated productive life. Depreciation of the equipment under the capital lease is included in depreciation expense for the years ended June 30, 2020 and 2019.

NOTE D - INTANGIBLE ASSETS

On June 30, 2017, the Company acquired the formulation of its care lotion from its manufacturer for $17,000. The Company has determined that this asset has an indefinite useful life and therefore is not being amortized, but instead will be tested for impairment at least annually in accordance with the provisions of FASB ASC 350, Intangibles - Goodwill and Other.

NOTE E - ACCRUED EXPENSES

Accrued expenses consist of the following at June 30, 2020 and 2019.

	2020	2019
Accrued Payroll	$119,756	$116,282
Accrued Paid Time Off	31,094	29,923
Accrued Professional Fees	49,278	44,901
Accrued Incentive Plan	51,746	27,660
Accrued Lease Liabiity	33,750	-
Other	3,842	9,724
Total	$289,466	$228,490

NOTE F - LINE OF CREDIT

In fiscal 2019, the Company entered into a new line of credit with a limit of $250,000 from a different financial institution. At June 30, 2020 and June 30, 2019, the Company owed $0 on this line of credit.

Interest expense for the years ended June 30, 2020 and 2019 was $0 and $0, respectively.

The line of credit is guaranteed by Justice W. Anderson, President and Chief Executive Officer.

NOTE G - PAYCHECK PROTECTION PROGRAM LOAN

The Company applied for a loan with the Small Business Administration (the "SBA") Paycheck Protection Program ("PPP") of the Coronavirus Aid, Relief and Economic Security Act of 2020 (the "CARES Act") in the amount of $201,000 (the "Loan"). The Loan was funded on April 13, 2020. The Company intends to use the proceeds of the Loan for covered payroll costs, rent and utilities in accordance with the relevant terms and conditions of the CARES Act.

The Loan, which is evidenced by a promissory note (the "Note"), has a two-year term, matures on April 13, 2022, and bear interests at a rate of 1.00% per annum. Monthly principal and interest payments, less the amount of any potential forgiveness (discussed below), will commence seven months from the date the Note was signed and funded. The Company did not provide any collateral or guarantees for the Loan, nor did they pay any facility charge to obtain the Loan. The Note provides for customary events of default, including, among others, those relating to failure to make payment, bankruptcy, breaches of representations and material adverse effects. The Company may prepay the principal of the Loan at any time without incurring any prepayment charges.

The Loan may be forgiven partially or fully if the Loan proceeds are used for covered payroll costs, rent and utilities, provided that such amounts are incurred during the eight-week period that commenced on April 13, 2020. Any forgiveness of the Loan will be subject to approval by the SBA and will require the Companies to apply for such treatment.

Principal payments of $57,028 and $143,972 are due during the year ended June 30, 2021 and 2022, respectively.

NOTE H - COMMITMENTS AND CONTINGENCIES

The Company leases warehouse office space under operating leases expiring through year 2021. Lease expenses for the fiscal years ended June 30, 2020 and 2019 were $29,193 and $54,259, respectively. The minimum lease payments due under the lease agreements for fiscal years ended June 30, are as follows:

2021	29,193
$29,193

NOTE I - STOCKHOLDERS’ EQUITY

During January 1995, the Company's Board of Directors authorized the issuance of up to 4,000,000 shares of Series A Cumulative Convertible Preferred Stock. The preferred stockholders are entitled to receive, if declared by the board of directors, quarterly dividends at an annual rate of $.10 per share of Series A Cumulative Convertible Preferred Stock per annum. Dividends accrue without interest and are cumulative from the date of issuance of the Series A Cumulative Convertible Preferred Stock and are payable quarterly in arrears in cash or publicly traded common stock when and if declared by the board of directors. As of June 30, 2020, no dividends have been declared. Dividends in arrears on the outstanding preferred shares total $387,306 or approximately $2.32 per share as of June 30, 2020. So long as any shares of Series A Preferred Stock are outstanding, the Company is prohibited from declaring dividends or other distributions related to its Common Stock or purchasing, redeeming or otherwise acquiring any of the Common Stock.

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

Share-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest. As share-based compensation expense recognized in the statement of operations is based on awards ultimately expected to vest, it can be reduced for estimated forfeitures. The ASC topic Stock Compensation requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The share based compensation charged against income for the periods ended June 30, 2020 and 2019 was $0 and $0 respectively.

NOTE J - EARNINGS PER SHARE

As required by Accounting Standards Codification Topic 260 - Earnings per Share (“Topic 260"), the following table sets forth the computation of basic and diluted earnings per share:

	Years Ended June 30,
	2020	2019
Numerator:
Net Income (Loss)	$111,658	$27,224
Adjustment for basic earnings per share:
Dividend requirements on preferred stock	(16,710)	(16,960)
Numerator for basic earnings per share- Net income available to common stockholders	$94,948	$10,264
Effect of dilutive securities:
Numerator for diluted earnings per share- Net income available to common stockholder	$94,948	$10,264
Denominator:
Denominator for basic earnings per share- Weighted-average common shares	8,087,388	8,087,388
Effect of dilutive securities: Stock options	65,000	65,000
Weighted-average Dilutive potential common shares	167,100	167,100
Denominator for dilutive earnings per share- Adjusted weighted-average shares and assumed conversions	8,319,488	8,319,488
Basic Net Income per share	$0.01	$0.00
Diluted Net Income per share	$0.01	$0.00

NOTE K - INCOME TAXES AND AVAILABLE CARRYFORWARD

As of June 30, 2020, the Company had consolidated income tax net operating loss ("NOL") carryforward for federal income tax purposes of approximately $1,132,000. The NOL will expire in various years ending through the year 2035.The utilization of certain of the loss carryforwards are limited under Section 382 of the Internal Revenue Code.

The components of the provision for income taxes expenses are attributable to continuing operations as follows:

	Year ended June 30, 2020	Year ended June 30, 2019
Current
Federal	$-	$-
State	-	-
	-	-
Deferred
Federal	$(40,109)	$(59,730)
State	(8,298)	(12,359)
	$(48,407)	$(72,089)

Deferred income taxes reflect the net tax effects of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:

Non-Current
Deferred tax assets:
NOL and contribution carryforwards	$286,965
Accrued compensated absences	7,881
Accrued bonus	13,115
Allowance for doubtful accounts	2,384
310,345
Deferred tax (liabilities):
Excess of tax over book depreciation	(5,852)
Total deferred tax (liabilities)	(5,852)
Net deferred tax asset (liability)	304,493
Valuation Allowance	(144,619)
Net deferred tax asset	$159,874

The change in the valuation allowance is as follows:

June 30, 2020	$(144,619)
June 30, 2019	(171,381)
$26,761

The Company has approximately $106,000 of net operating losses that permanently expired on June 30, 2020. As a result, the Company reduced its deferred tax asstes and valuation allowance by $26,761. In addition, management believes it is more likely than not that the tax benefit of approximately $529,000 of NOL carryforwards will not be realized because management estimates that they will expire prior to their utilization.  Therefore, management provided a valuation allowance of $144,619 against its deferred tax asset. Management will continue to evaluate its operating results each reporting period and assess whether it will be able to utilize all available NOL carryforwards before expiration.

Income taxes for the years ended June 30, 2020 and 2019 differ from the amounts computed by applying the effective income tax rates of 25.35% to income before income taxes as a result of the following:

	2020	2019
Expected benefit (provision) at US statutory rate	$(33,613)	$(20,856)
State income tax net of federal benefit (provision)	(6,955)	(4,315)
Nondeductible expense	(6,412)	(5,827)
Change in estimates of losses carryforward	(29,328)	(563)
Change in valuation allowance	26,761	(37,513)
Other	1,140	(3,015)

Income tax benefit (expense)	$(48,407)	$(72,089)

The earliest tax year still subject to examination by taxing jurisdictions is fiscal year June 30, 2017.

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

During the year ended June 30, 2020, the Company obtained a $201,000 loan from the Small Business Administration (“SBA”) Paycheck Protection Program as a result of the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") enacted by Congress in response to the COVID-19 pandemic. Under the program, any loan forgiveness would be excluded from the borrower's taxable income. The Internal Revenue Service published IRS Notice 2020-32, denying a borrower's ability to deduct the same expenses that qualify for the loan forgiveness. Since Congress intended for the loan forgiveness under the program to be tax-free. This IRS Notice reverses that position and eliminates any benefit intended from the program. The American Institute of Certified Public Accountants and other industry groups have written a letter to Congress to urge Congress to reverse the IRS Notice because it goes against the intention of the CARES Act.

In addition, the Small Business Administration continues to revise its rules under the program in consultation with the Department of Treasury. Lenders also have urged Congress to take additional actions regarding the program to allow for additional funding and streamlining the forgiveness process for loans under certain amount.

As a result of the opposition from businesses on the IRS Notice and the continually changing landscape of the program, the Company considered the expenses that qualify for loan forgiveness as deductible expenses when accounting for its tax provision for the year ended June 30, 2020.

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

There were no back orders as of June 30, 2020 and 2019, respectively, due to the timely receipt of product from the manufacturer.

NOTE M - MAJOR CUSTOMER

During the year ended June 30, 2020 or 2019, no sales from customers accounted for more then 10% of AMERX’s sales.

NOTE N - RESEARCH AND DEVELOPMENT

AMERX incurred $23,093 and $33,140 during the years ended June 30, 2020 and 2019, respectively, towards research and development efforts. These efforts were directed towards additional studies aimed at expanding existing markets, correcting issues with FDA compliance and manufacturing.

NOTE O - PANDEMIC HEALTH ISSUE

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