Form 10-Q
period 2020-09-30
PROCYON CORP
filed 2020-11-19
CIK 812306

UNITED STATES SECURITIES & EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For Quarterly Period Ended September 30, 2020

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common stock, no par value; 8,087,388 shares outstanding as of November 16, 2020.

PART I. - FINANCIAL INFORMATION

PROCYON CORPORATION & SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
September 30, 2020 and June 30, 2020

	(unaudited)	(audited)
	September 30,	June 30,
	2020	2020
ASSETS

CURRENT ASSETS
Cash	$673,683	$665,834
Certificates of Deposit, plus accrued interest	155,275	155,132
Accounts Receivable, less allowance for doubtfull accounts of $9,408 and $9,408 respectively.	473,668	311,043
Inventories	472,179	758,516
Prepaid Expenses	241,443	183,138
TOTAL CURRENT ASSETS	2,016,248	2,073,663

PROPERTY AND EQUIPMENT, NET	448,228	452,855

OTHER ASSETS
Deposits	4,192	4,192
Inventories	265,196	83,812
Intangible Asset	17,000	17,000
ROU Assets - Operating Leases	53,279	30,245
Deferred Tax Asset, Net of Valuation Allowance of $87,981 and $144,620, respectively	162,138	159,874
	501,805	295,123

TOTAL ASSETS	$2,966,281	$2,821,641

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts Payable	$71,707	$167,459
Lease Liability, Current	27,442	-
PPP Loan	57,028	57,028
Accrued Expenses	255,159	289,466
TOTAL CURRENT LIABILITIES	411,336	513,953

LONG TERM LIABILITIES
Lease Liability - Long Term	28,161	-
PPP Loan	143,972	143,972
TOTAL LONG TERM LIABILITIES	172,133	143,972

TOTAL LIABILITIES	583,469	657,925

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY
Preferred Stock, 496,000,000 shares authorized, none issued.	-	-
Series A Cumulative Convertible Preferred Stock, no par value; 4,000,000 shares authorized; 167,100 shares issued and outstanding.	126,860	126,860
Common Stock, no par value, 80,000,000 shares authorized; 8,087,388 shares issued and outstanding.	4,444,766	4,444,766
Paid-in Capital	15,885	15,885
Accumulated Deficit	(2,204,699)	(2,423,795)
TOTAL STOCKHOLDERS' EQUITY	2,382,812	2,163,716

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,966,281	$2,821,641

The accompanying notes are an integral part of these financial statements.

PROCYON CORPORATION & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Three Months Ended September 30, 2020 and 2019

	(unaudited)	(unaudited)
	Three Months	Three Months
	Ended	Ended
	Sep. 30, 2020	Sep. 30, 2019

NET SALES	$1,246,243	$1,183,297

COST OF SALES	334,320	320,437

GROSS PROFIT	911,923	862,860

OPERATING EXPENSES
Salaries and Benefits	412,254	393,189
Selling, General and Administrative	283,120	354,642
	695,374	747,831

INCOME FROM OPERATIONS	216,549	115,029

OTHER INCOME
Interest Income	283	391
	283	391

INCOME BEFORE INCOME TAXES	216,832	115,420

INCOME TAX (EXPENSE)	2,264	(31,580)

NET INCOME	219,096	83,840

Dividend requirements on preferred stock	(4,177)	(4,177)

Basic net income available to common shares	$214,919	$79,663

Basic net income per common share	$0.03	$0.01

Weighted average number of common shares outstanding	8,087,388	8,087,388

Diluted net income per common share	$0.03	$0.01

Weighted average number of common shares outstanding, diluted	8,319,488	8,319,488

The accompanying notes are an integral part of these financial statements.

PROCYON CORPORATION & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
For the Three Months Ended September 30, 2020 and 2019

							Total
Three Months Ended September 30, 2019	Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equtiy
Balance, June 30, 2019	167,100	$126,860	8,087,388	$4,444,766	$15,885	$(2,528,514)	$2,058,997

Cumulative adjustments from adoption of ASC 842						(6,938)	(6,938)

Net Income	-	-	-	-	-	83,840	83,840

Balance, September 30, 2019	167,100	$126,860	8,087,388	$4,444,766	$15,885	$(2,451,612)	$2,135,899

							Total
Three Months Ended September 30, 2020	Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equtiy
Balance, June 30, 2020	167,100	$126,860	8,087,388	$4,444,766	$15,885	$(2,423,795)	$2,163,716

Net Income	-	-	-	-	-	219,096	219,096

Balance, September 30, 2020	167,100	$126,860	8,087,388	$4,444,766	$15,885	$(2,204,699)	$2,382,812

The accompanying notes are an integral part of these financial statements.

PROCYON CORPORATION & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ending September 30, 2020 and 2019

	(unaudited)	(unaudited)
	September 30,	September 30,
	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES

Net Income	$219,096	$83,840
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	11,413	13,803
Right of Use Asset Amortization	11,764	10,635
Deferred Income Taxes	54,375	31,580
Valuation Allowance	(56,639)	-
Accrued Interest on Certificates of Deposit	(143)	(78)
Decrease (increase) in:
Accounts Receivable	(162,625)	(99,154)
Inventory	104,953	47,502
Prepaid Expenses	(58,305)	(22,572)
ROU Asset	(34,798)	-
Increase (decrease) in:
Accounts Payable	(95,752)	(31,183)
Accrued Expenses	(34,307)	(21,032)
NET CASH (USED IN) / PROVIDED BY OPERATING ACTIVITIES	(40,968)	13,341

CASH FLOW FROM INVESTING ACTIVITIES

Purchase of property & equipment	(6,786)	(3,666)
NET CASH (USED IN) INVESTING ACTIVITIES	(6,786)	(3,666)

CASH FLOW FROM FINANCING ACTIVITIES

Increase in Operating Lease Liability	55,603	(11,381)
NET CASH PROVIDED BY / (USED IN) FINANCING ACTIVITIES	55,603	(11,381)

NET CHANGE IN CASH	7,849	(1,706)

CASH AT BEGINNING OF PERIOD	665,834	290,287

CASH AT END OF PERIOD	$673,683	$288,581

SUPPLEMENTAL DISCLOSURES

Interest Paid	$-	$-
Taxes Paid	$-	$-

NONCASH DISCLOSURE

During the quarter ended September 30, 2019, we established a Right of Use Asset in the amount of $73,719 and corresponding Lease Liability in the amount of $80,659. The cumulative adjustment of $6,938 at July 1, 2019 was made to accumulated deficit pursuant to ASC 842.

During the quarter ended September 30, 2020, we increased a Right of Use Asset and corresponding Lease Liability in the amount of $34,798.

The accompanying notes are an integral part of these financial statements.

Notes to Financial Statements

NOTE A - SUMMARY OF ACCOUNTING POLICIES

The interim consolidated financial statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles ("GAAP") have been condensed or omitted as allowed by such rules and regulations. The Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements dated June 30, 2020. The results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year.

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

On September 30, 2020, there were 65,000 outstanding options to purchase shares of our common stock granted under our prior 2009 Stock Option Plan.

The fair value of a stock option is determined using the Black-Scholes option-pricing model, which values options based on the stock price at the grant date, the expected life of the option, the estimated volatility of the stock, the expected dividend payments, and the risk-free interest rate over the life of the option. There were no options granted during the quarter ended September 30, 2020.

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

For the three months ended September 30, 2020, and 2019, the potential dilutive effects of the preferred stock and stock options were included in the weighted-average shares outstanding.

NOTE B - INVENTORIES

Inventories consisted of the following:	September 30, 2020	June 30, 2020

Finished Goods	$643,060	$645,039
Raw Materials	94,315	197,289
	$737,375	$842,328

At September 30, 2020 and June 30, 2020, respectively, $265,196 and $83,812 of our inventory was considered non-current as it will not be used within a one year period.

NOTE C - STOCKHOLDERS' EQUITY

During January 1995, the Company's Board of Directors authorized the issuance of up to 4,000,000 shares of Series A Cumulative Convertible Preferred Stock ("Series A Preferred Stock"). The preferred stockholders are entitled to receive, as and if declared by the board of directors, quarterly dividends at an annual rate of $.10 per share of Series A Preferred Stock per annum. Dividends will accrue without interest and will be cumulative from the date of issuance of the Series A Preferred Stock and will be payable quarterly in arrears in cash or publicly traded common stock when and if declared by the Board of Directors. As of September 30, 2020, no dividends have been declared. Dividends in arrears on the outstanding preferred shares total $391,483 as of September 30, 2020.

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

NOTE D - INCOME TAXES AND AVAILABLE CARRYFORWARD

As of September 30, 2020, the Company had consolidated income tax net operating loss ("NOL") carryforwards for federal income tax purposes of approximately $913,000. The NOL will expire in various years ending through the year 2035. The utilization of certain loss carryforwards are limited under Section 382 of the Internal Revenue Code.

The components of the provision for income tax (expense) attributable to continuing operations are as follows:

	Three Months 9/30/2020	Three Months 9/30/2019
Current
Federal	$0	$0
State	0	0
	$0	$0
Deferred
Federal	$1,876	$(26,166)
State	388	(5,414)
	$2,264	$(31,580)

Total Income Tax Benefit / (Expense)	$2,264	$(31,580)

Deferred income taxes reflect the net tax effects of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:

Non-Current
Deferred tax assets
NOL and contribution carryforwards	$231,456
Accrued compensated absences	7,881
Accrued bonus	13,115
Allowance for doubtful accounts	2,384
Total deferred tax assets	254,836

Deferred tax (liabilities)
Excess of tax over book depreciation	(4,717)
Total deferred tax (liabilities)	(4,717)

Total deferred tax asset	250,119
Valuation Allowance	(87,981)
Net Deferred Tax Asset	$162,138

The change in the valuation allowance is as follows:

June 30, 2020	$(144,619)
September 30, 2020	$(87,981)
$56,638

Management believes it is more likely than not that the tax benefit of approximately $913,000 of NOL carryforwards will not be realized because management estimates that they will expire prior to their utilization. Therefore, management provided a valuation allowance of $87,981 against its deferred tax asset. Management will continue to evaluate its operating results each reporting period and assess whether it will be able to utilize all available NOL carryforwards before expiration.

Income taxes for the three months ended September 30, 2020 and 2019 differ from the amounts computed by applying the effective income tax rate of 25.35%, to income before income taxes as a result of the following:

	Three Months September 30, 2020	Three Months September 30, 2019
Expected (provision) at US statutory rate	$(45,535)	$(24,156)
State income tax net of federal (provision)	(9,421)	(4,998)
Nondeductible Expense	(952)	(1,936)
Change in estimates of loss carryforward	1,534	(490)
Change in valuation allowance	56,638	-
Income Tax (Expense)	$2,264	$(31,580)

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

During the year ended June 30, 2020, the Company obtained a $201,000 loan from the Paycheck Protection Program as a result of the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) enacted by Congress in response to the COVID-19 pandemic. Under the program, any loan forgiveness would be excluded from the borrower’s taxable income. The Internal Revenue Service published IRS Notice 2020-32, denying a borrower’s ability to deduct the same expenses that qualify for the loan forgiveness. Since Congress intended for the loan forgiveness under the program to be tax-free. This IRS Notice reverses that position and eliminates any benefit intended from the program. The American Institute of Certified Public Accountants and other industry groups have written a letter to Congress to urge Congress to reverse the IRS Notice because it goes against the intention of the CARES Act.

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

NOTE E - LINE OF CREDIT

In fiscal 2019, the Company entered into a new line of credit with a limit of $250,000 from a different financial institution. The line of credit is collateralized by all accounts and general intangibles, matures on October 9, 2020, accrues interest at the prime rate and is guaranteed by Justice Anderson, President and Chief Executive Officer. At September 30, 2020, the Company owed $0 on this line of credit.

NOTE F - PAYCHECK PROTECTION PROGRAM LOAN

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

NOTE G - RECENT ACCOUNTING PRONOUNCEMENTS

On June 16, 2016, the FASB issued Accounting Standards Update 2016-13, Financial Instruments - Credit Losses (Topic 326) (the "ASU"), which introduces new guidance for the accounting for credit losses on instruments within its scope. This ASU was updated by ASU 2019-10 issued in November 2019. Given the breadth of that scope, the new ASU will impact both financial services and non-financial services entities. The guidance in this ASU is effective for public entities that meet the definition of an SEC filer for fiscal years beginning after December 15, 2019, including interim periods within those years. Early adoption is permitted in annual periods beginning after December 15, 2018. Based on management's current understanding of this standard, along with the underlying substance of our operations, management believes it will not have a material impact on our consolidated financial statements.

Other recent accounting pronouncements issued by the FASB, the AICPA and the SEC did not or are not believed by management to have a material effect, if any, on the Company's financial statements.

NOTE H - RIGHT-OF-USE ASSETS AND LEASE LIABILITIES

Operating leases

In June 2015, the Company entered into a lease agreement to lease certain office equipment with a lease term of 63 months. The lease contains a renewal option to extend the term for successive one year periods. The Company is not reasonably certain that it will renew the lease when it expires. Initial rent amount was $1,079 per month, with increases each year no more than 3%. In applying ASC 842, the Company uses a lease term of 63 months and an incremental borrowing rate of 5.5% which was the borrowing rate on the Company’s line of credit with a financial institution with all accounts and general intangibles. This lease expired in September 2020. As such, the right-of-use asset has been fully amortized and its related lease liability extinguished at September 30, 2020.

In February 2018, the Company entered in a lease agreement to lease warehouse space with a lease term of 39 months. The Company pays no rent for the first three months of the lease, pays $2,936 per month for the next 12 months, $3,024 per month for the next 8 months, $3,019 per month for the next 4 months, and $3,109 for the last 12 months. In applying ASC 842, the Company uses a lease term of 39 months and an incremental borrowing rate of 5.5% which was the borrowing rate on the Company’s line of credit with a financial institution.

In August 2020, the Company entered into a lease agreement to lease certain office equipment with a lease term of 63 months. The lease renews on a month-to-month basis and contains an option to purchase the equipment at fair market value or return the equipment. Historically, the Company has not exercised the option to purchase at the end of the initial lease term for similar leases and simply returned the equipment at the end of the initial lease term. Initial rent amount was $574 per month. In applying ASC 842, the Company uses a lease term of 63 months and an incremental borrowing rate of 4.25% which was the borrowing rate on the Company’s line of credit with a financial institution.

The following is information related to the Company’s right-of-use assets and liabilities for its operating leases:

ROU assets - operating leases obtained in exchange for lease liabilities - operating leases	$108,516
Amortization of ROU assets since lease inception	$(55,237)
ROU assets - operating leases at September 30, 2020	$53,279

Lease liabilities - operating leases on adoption date and increase in lease liability	$115,456
Payments on lease liabilities	(59,853)
Lease liabilities - operating leases on September 30, 2020	55,603
Lease liabilities - operating leases due in the 12 months ending September 30, 2020	27,442
Lease liabilities - operating leases due in the 12 months ending September 30, 2021	$28,161

Variable lease expense was $12,282 and $11,666 for the three months ended September 30, 2020 and 2019, respectively.

Weighted average remaining lease term was 3.4 years and weighted average discount rate was 4.7% at September 30, 2020.

NOTE I - CONTINGENCY

At the time of release of these financial statements, the United States is experiencing a National Emergency related to persistent health issues. Management is unable to quantify the potential duration and economic impact of mandated closures by our National, State or Local governments.

NOTE J - SUBSEQUENT EVENTS

We have evaluated subsequent events through November 16, 2020, which is the date the financial statements were available to be issued.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

General

You should read the following discussion and analysis in conjunction with the unaudited Condensed Financial Statements and Notes thereto appearing elsewhere in this report.

This Report on Form 10-Q, including Management's Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements. When used in this report, the words "may," "will," "expect," "anticipate," "continue," "estimate," "project," "intend," "hope," "believe" and similar expressions, variations of these words or the negative of those words, and, any statement regarding possible or assumed future results of operations of the Company's business, the markets for its products, anticipated expenditures, regulatory developments or competition, or other statements regarding matters that are not historical facts, are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 regarding events, conditions and financial trends including, without limitation, business conditions in the skin and wound care market and the general economy, competitive factors, changes in product mix, production delays, product recalls, manufacturing capabilities, the impact of the COVID-19 pandemic on the Company’s sales, operations and supply chain and other risks or uncertainties detailed in other of the Company's Securities and Exchange Commission filings. Such statements are based on management's current expectations and are subject to risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, the Company's actual plan of operations, business strategy, operating results and financial position could differ materially from those expressed in, or implied by, such forward-looking statements.

Recent Developments

In fiscal 2020, AMERX’s Extremit-Ease Compression Garment line expanded with the introduction of a Tan version of the garment and matching liner. The Amerx Wound Care line was boosted by the introduction of Retention Tape to its’ line up. The Company also expanded the Helix 3 Collagen line with new sizes, made available for certain customers.

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

Updating the effects of COVID-19 on our business, currently the effects were most severely seen in April, however this could change with news of expected spikes and potential shut down in the future. This was a direct result of the inability for customers to have elective surgery. Once elective surgeries were permitted again we have seen a steady increase in volume. We continue to monitor operations, and are still implementing procedures to keep all our employees as safe as possible. Management does not feel they will truly be able to assess the affects of COVID-19 till the pandemic is deemed to be under control, with no foreseen future impact.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company's condensed consolidated financial statements have been prepared in accordance with standards of the Public Company Accounting Oversight Board (United States), which require the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosures. A summary of those significant accounting policies can be found in the Notes to the Consolidated Financial Statements included in the Company's annual report on form 10-K, for the year ended June 30, 2020, which was filed with the Securities and Exchange Commission on October 6, 2020. The estimates used by management are based upon the Company's historical experiences combined with management's understanding of current facts and circumstances. Certain of the Company's accounting policies are considered critical as they are both important to the portrayal of the Company's financial condition and the results of its operations and require significant or complex judgments on the part of management. We believe that the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements.

Accounts Receivable Allowance

Accounts receivable allowance reflects a reserve that reduces our customer accounts and receivable to the net amount estimated to be collectible. The valuation of accounts receivable is based upon the credit-worthiness of customers and third-party payers as well as historical collection experience. Allowances for doubtful accounts are recorded as a selling, general and administrative expense for estimated amounts expected to be uncollectible from third-party payers and customers. The Company bases its estimates on its historical collection experience, current trends, credit policy and on the analysis of accounts by aging category. At September 30, 2020, and June 30, 2020, our allowance for doubtful accounts totaled $9,408 and $9,408, respectively.

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

Deferred Income Taxes

Deferred income taxes are recognized for the expected tax consequences in future years for differences between the tax bases of assets and liabilities and their financial reporting amounts, based upon enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. The Company accounts for income taxes under Topic 740 - Income Tax in the Accounting Standards Codification. A valuation allowance is used to reduce deferred tax assets to the net amount expected to be recovered in future periods. The estimates for deferred tax assets and the corresponding valuation allowance require us to exercise complex judgments. We periodically review and adjust those estimates based upon the most current information available. The Company had a valuation allowance of $87,981 as of September 30, 2020 and $144,620 as of June 30, 2020, respectively. Because the recoverability of deferred tax assets is directly dependent upon future operating results, actual recoverability of deferred tax assets may differ materially from our estimates.

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

FINANCIAL CONDITION

As of September 30, 2020 the Company's principal sources of liquid assets included cash of $673,683, inventories of $737,375, and net accounts receivable of $473,668. The Company also has $155,275 in Certificate of Deposits. The Company had net working capital of $1,604,912, and long-term debt of $172,133, at September 30, 2020.

During the three months ended September 30, 2020 cash increased from $665,834 as of June 30, 2020, to $673,683. Operating activities used cash of $7,218 during the period. Investing and Financing activities used and provided cash of $6,786 and $21,853, respectively during the period.

The Company reflected a net non-current deferred tax asset of $162,138, at September 30, 2020. Because the recoverability of deferred tax assets is directly dependent upon future operating results, actual recoverability of deferred tax assets may differ materially from our estimates.

RESULTS OF OPERATIONS

Comparison of the three months ended September 30, 2020 and 2019.

Net sales during the quarter ended September 30, 2020, were $1,246,243 as compared to the previous year's quarter net sales of $1,183,297, an increase of $62,946, or approximately 5%. We believe increased sales were driven by expansion of our distribution network partners, expansion into new markets and new customer sales of both existing and new products.

Gross profit during the quarter ended September 30, 2020, was $911,923 as compared to $862,860 during the quarter ended September 30, 2019, an increase of $49,063 or 6%. As a percentage of net sales, gross profit was approximately 73% in the quarter ended September 30, 2020, and approximately 73% in the corresponding quarter in 2019.

Operating expenses during the quarter ended September 30, 2020 were $695,374, consisting of $412,254 in salaries and benefits and $283,120 in selling, general and administrative expenses. This compares to operating expenses during the quarter ended September 30, 2019 of $747,831, consisting of $393,189 in salaries and benefits; and $354,642 in selling, general and administrative expenses. Expenses for the quarter ended September 30, 2020, decreased by $52,457 or approximately 7% compared to the corresponding quarter in 2019. Salaries and Benefits increased as a result of hiring a new purchasing assistant, increased salaries and commissions based on higher sales. Operating expenses decreased primarily due to decreases in marketing expenses asscociated with tradeshows.

Operating profit increased by $101,520 to an operating profit of $216,549 for the quarter ended September 30, 2020, as compared to an operating profit of $115,029 in the comparable quarter of the prior year. The increase in net income for the three month period, of the comparable quarter of the prior year before income taxes was primarily attributable to the decrease in marketing expenses in the current quarter, stemming from the effects of Covid-19.

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

(b) Changes in Internal Controls Over Financial Reporting

As previously reported, our annual assessment of the internal controls over financial reporting as of June 30, 2020 revealed a deficiency that we consider to be a material weakness: inadequate segregation of duties consistent with control objectives.

During fiscal 2021, the Company will continue to address changes needed to improve segregation of duties consistent with control objectives. We have added staff to grow sales. We expect that increased sales will enable us to add support staff, specifically in the accounting and shipping departments. A secondary effect of adding more staff will address needed improvements in segregation of duties consistent with control objectives.

PART II. OTHER INFORMATION

ITEM 5. OTHER INFORMATION

Submission of Matters to a Vote of Security Holders

We held our annual meeting for fiscal 2021 on Tuesday, November 10, 2020, at 4:00 p.m. EST. The following matters were considered and approved by the shareholders:

The following seven directors were elected to hold office for one-year terms or until their successors are elected and qualified:

	Votes For	Votes Against or Withheld	Non-Votes	Total Votes
Regina W. Anderson	4,180,424	27,000	1,586,737	5,794,161
James B. Anderson	4,180,424	27,000	1,586,737	5,794,161
Justice W. Anderson	4,180,424	27,000	1,586,737	5,794,161
Paul E. Kudelko	4,180,424	27,000	1,586,737	5,794,161
Monica L McCullough	4,180,424	27,000	1,586,737	5,794,161
Fred W. Suggs	4,180,424	27,000	1,586,737	5,794,161
Joseph R. Treshler	4,180,424	27,000	1,586,737	5,794,161

Pursuant to the following vote, the appointment of Ferlita, Walsh, Gonzalez and Rodriguez, P.A. as our independent certified public accountants for the 2021 fiscal year, was ratified:

Votes For	Votes Against	Votes Abstaining	Total Votes
5,786,036	8,125	0	5,794,161

Pursuant to the following vote, the Approval of the 2020 Stock Option plan:

Votes For	Votes Against	Votes Abstaining	Non-Votes	Total Votes
4,174,624	32,800	0	1,586,737	5,794,161

ITEM 6. EXHIBITS

(A) EXHIBITS

//	10.1	Restated and Amended Executive Employment Agreement dated July1, between Justice W. Anderson, Procyon Corporation and AMERX Health Care Corporation.
//	10.2	Restated and Amended Executive Employment Agreement dated July1, between James B. Anderson, Procyon Corporation and AMERX Health Care Corporation.
//	10.3	Restated and Amended Executive Employment Agreement dated July1, between George O. Borak, Procyon Corporation and AMERX Health Care Corporation.
++	10.5	Business Line of Credit - Loan Agreement dated October 9, 2018
	31.1	Certification of Justice W. Anderson pursuant to Exchange Act Rule 13a-14(a)/15d-14(a)
	31.2	Certification of James B. Anderson pursuant to Exchange Act Rule 13a-14(a)/15d-14(a)
	32.1	Certification Pursuant to 18 U.S.C.§1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002
	101.1*	The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in XBRL (Extensible Business Reporting Language): (I) the Condensed Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) the Notes to Condensed Consolidated Financial Statements
	*	Furnished, not filed
	//	Incorporated by reference to the Company’s form 8-K filed on or about September 16, 2019.
	##	Incorporated by reference to the Company’s form 8-K filed on or about March 14, 2018.
	++	Incorporated by reference to the Company’s form 8-K filed on or about November 14, 2018.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

PROCYON CORPORATION
November 16, 2020	By:	/s/ JUSTICE W. ANDERSON
Date		Justice W. Anderson, Chief Executive Officer