Form 10-Q
period 2020-12-31
PROCYON CORP
filed 2021-02-26
CIK 812306

UNITED STATES SECURITIES & EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For Quarterly Period Ended December 31, 2020

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common stock, no par value; 8,087,388 shares outstanding as of February 15, 2021.

PART I. - FINANCIAL INFORMATION

PROCYON CORPORATION & SUBSIDIARIES CONSOLIDATED BALANCE SHEETS
December 31, 2020 and June 30, 2020

	(unaudited) December 31, 2020	(audited) June 30, 2020
ASSETS
CURRENT ASSETS
Cash	$646,982	$665,834
Certificates of Deposit, plus accrued interest	155,412	155,132
Accounts Receivable, less allowance for doubtful accounts of $9,408 and $9,408, respectively.	459,726	311,043
Inventories	623,632	758,516
Prepaid Expenses	201,847	183,138
TOTAL CURRENT ASSETS	2,087,599	2,073,663

PROPERTY AND EQUIPMENT, NET	440,151	452,855

OTHER ASSETS
Deposits	4,192	4,192
Inventories	279,398	83,812
Intangible Asset	17,000	17,000
ROU Assets ‐ Operating Leases	43,643	30,245
Deferred Tax Asset, net valuation allowance of $87,981 and $144,619, respectively.	132,593	159,874
	476,826	295,123
TOTAL ASSETS	$3,004,576	$2,821,641

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts Payable	$113,773	$167,459
Lease Liability, Current	18,424	‐
PPP Loan	156,426	57,028
Accrued Expenses	187,649	289,466
TOTAL CURRENT LIABILITIES	476,272	513,953

LONG TERM LIABILITIES
Lease Liability ‐ Operating Leases	26,605	‐
PPP Loan	44,574	143,972
TOTAL LONG TERM LIABILITIES	71,179	143,972

TOTAL LIABILITIES	547,451	657,925

COMMITMENTS AND CONTINGENCIES (NOTE I)	-	-

STOCKHOLDERS' EQUITY
Preferred Stock, 496,000,000 shares authorized, none issued.	-	-
Series A Cumulative Convertible Preferred Stock, no par value; 4,000,000 shares authorized; 167,100 shares issued and outstanding.	126,860	126,860
Common Stock, no par value, 80,000,000 shares authorized; 8,087,388 shares issued and outstanding.	4,444,766	4,444,766
Paid‐in Capital	15,885	15,885
Accumulated Deficit	(2,130,386)	(2,423,795)
TOTAL STOCKHOLDERS' EQUITY	2,457,125	2,163,716
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,004,576	$2,821,641

The accompanying notes are an integral part of these financial statements.

PROCYON CORPORATION & SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS Three and Six Months Ended December 31, 2020 and 2019

	(unaudited)	(unaudited)	(unaudited)	(unaudited)
	Three Months Ended Dec. 31, 2020	Three Months Ended Dec. 31, 2019	Six Months Ended Dec. 31, 2020	Six Months Ended Dec. 31, 2019
NET SALES	$1,174,405	$1,127,695	$2,420,648	$2,310,992

COST OF SALES	328,571	325,130	662,892	645,567

GROSS PROFIT	845,834	802,565	1,757,756	1,665,425

OPERATING EXPENSES
Salaries and Benefits	414,467	417,518	826,721	810,707
Selling, General and Administrative	326,492	382,096	609,612	736,737
	740,959	799,614	1,436,333	1,547,444

INCOME / (LOSS) FROM OPERATIONS	104,875	2,951	321,423	117,981

OTHER INCOME (EXPENSE)
Interest Income / (Expense)	(1,017)	1,186	(733)	1,577
	(1,017)	1,186	(733)	1,577
INCOME / (LOSS) BEFORE INCOME TAXES	103,858	4,137	320,690	119,558

INCOME TAX (EXPENSE) / BENEFIT	(29,545)	(4,342)	(27,281)	(35,922)

NET INCOME / (LOSS)	74,313	(205)	293,409	83,636

Dividend requirements on preferred stock	(4,178)	(4,179)	(8,356)	(8,356)

Basic net income (loss) available to common shares	$70,135	$(4,384)	$285,053	$75,280

Basic net income (loss) per common share	$0.01	$(0.00)	$0.04	$0.01

Weighted average number of common shares outstanding	8,087,388	8,087,388	8,087,388	8,087,388

Diluted net income (loss) per common share	$0.01	$(0.00)	$0.03	$0.01

Weighted average number of common shares outstanding, diluted	8,319,488	8,319,488	8,319,488	8,319,488

The accompanying notes are an integral part of these financial statements.

PROCYON CORPORATION & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

For the Six Months Ended December 31, 2020 and 2019

Six Months Ended December 31, 2020	Preferred Stock		Common Stock		Paid-In	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equtiy
Balance, June 30, 2020	167,100	$126,860	8,087,388	$4,444,766	$15,885	$(2,423,795)	$2,163,716
Net Income	-	-	-	-	-	219,096	219,096
Balance, September 30, 2020	167,100	126,860	8,087,388	4,444,766	15,885	(2,204,699)	$2,382,812
Net Income (Loss)	-	-	-	-	-	74,313	74,313
Balance, December 31, 2020	167,100	$126,860	8,087,388	$4,444,766	$15,885	$(2,130,386)	$2,457,125

Six Months Ended December 31, 2019	Preferred Stock		Common Stock		Paid-In	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equtiy
Balance, June 30, 2019	167,100	$126,860	8,087,388	$4,444,766	$15,885	$(2,528,514)	$2,058,997
Cumulative adjustments from adoption of ASC 842	-	-	-	-	-	(6,938)	(6,938)
Net Income	-	-	-	-	-	83,840	83,840
Balance, September 30, 2019	167,100	$126,860	8,087,388	$4,444,766	$15,885	$(2,451,612)	$2,135,899
Net Income (Loss)	-	-	-	-	-	(204)	(204)
Balance, December 31, 2019	167,100	$126,860	8,087,388	$4,444,766	$15,885	$(2,451,816)	$2,135,695

The accompanying notes are an integral part of these financial statements.

PROCYON CORPORATION & SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ending December 31, 2020 and 2019

	(unaudited) December 31, 2020	(unaudited) December 31, 2019
CASH FLOWS FROM OPERATING ACTIVITIES

Net Income / (Loss)	$293,409	$83,636
Adjustments to reconcile net income to net cash (used in) / provided by operating activities
Depreciation	22,731	27,703
Right of Use Asset Amortization	21,400	21,425
Deferred Income Taxes	83,920	35,922
Valuation Allowance	(56,639)	-
Accrued Interest on Certificates of Deposit	(280)	-
Decrease (increase) in:
Accounts Receivable	(148,683)	(211,972)
Inventory	(60,702)	(153,925)
Prepaid Expenses	(18,709)	(34,260)
Increase (decrease) in:
Accounts Payable	(53,686)	(34,596)
Accrued Expenses	(101,817)	107,682
NET CASH (USED IN) OPERATING ACTIVITIES	(19,056)	(158,385)

CASH FLOW FROM INVESTING ACTIVITIES

Purchase of property & equipment	(10,027)	(11,150)
NET CASH (USED IN) INVESTING ACTIVITIES	(10,027)	(11,150)

CASH FLOW FROM FINANCING ACTIVITIES

Purchase of CD	-	(1,105)
Increase in Operating Lease Liability Reduction	10,231	(23,017)
NET CASH PROVIDED BY / (USED IN) FINANCING ACTIVITIES	10,231	(24,122)

NET CHANGE IN CASH	(18,852)	(193,657)

CASH AT BEGINNING OF PERIOD	665,834	290,287

CASH AT END OF PERIOD	$646,982	$96,630

SUPPLEMENTAL DISCLOSURES

Interest Paid	$-	$-
Taxes Paid	$-	$-

NONCASH DISCLOSURE

During the six months ended December 31, 2019, we established a Right of Use Asset in the amount of $73,719 and corresponding Lease Liability in the amount of $80,659. The cumulative adjustment of $6,938 at July 1, 2019 was made to accumulated deficit pursuant to ASC 842.

During the quarter ended September 30, 2020, we increased a Right of Use Asset and corresponding lease liability in the amount of $34,798

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

STOCK-BASED COMPENSATION

Stock based compensation is accounted for in accordance with Topic 718 - Compensation - Stock Compensation in the Accounting Standards Codification. Pursuant to Topic 718, all share-based payments to employees, including grants of employee stock options, are to be recognized in the statement of operations based upon their fair values. Topic 718 rescinds the acceptance of pro forma disclosure. In December 2020, our shareholders approved the adoption of the 2020 Stock Option and Incentive Plan, providing the Company a continued means of offering stock-based compensation.

On December 31, 2020, there were 65,000 outstanding options to purchase shares of our common stock granted under our prior 2009 Stock Option Plan, which expired in December 2019.

The fair value of a stock option is determined using the Black-Scholes option-pricing model, which values options based on the stock price at the grant date, the expected life of the option, the estimated volatility of the stock, the expected dividend payments, and the risk-free interest rate over the life of the option. There were no options granted year to date.

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

For the six months ended December 31, 2020, and 2019, the potential dilutive effects of the preferred stock and stock options were included in the weighted-average shares outstanding.

NOTE B - INVENTORIES

Inventories consisted of the following:	December 31, 2020	June 30, 2020

Finished Goods	$730,005	$645,039
Raw Materials	173,025	197,289
	$903,030	$842,328

At December 31, 2020 and June 30, 2020, respectively, $279,398 and $83,812 of our inventory was considered non-current as it will not be used within a one year period.

NOTE C - STOCKHOLDERS' EQUITY

During January 1995, the Company's Board of Directors authorized the issuance of up to 4,000,000 shares of Series A Cumulative Convertible Preferred Stock ("Series A Preferred Stock"). The preferred stockholders are entitled to receive, as and if declared by the board of directors, quarterly dividends at an annual rate of $.10 per share of Series A Preferred Stock per annum. Dividends will accrue without interest and will be cumulative from the date of issuance of the Series A Preferred Stock and will be payable quarterly in arrears in cash or publicly traded common stock when and if declared by the Board of Directors. As of December 31, 2020, no dividends have been declared. Dividends in arrears on the outstanding preferred shares total $395,661 as of December 31, 2020.

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

NOTE D - INCOME TAXES AND AVAILABLE CARRYFORWARD

As of December 31, 2020, the Company had consolidated income tax net operating loss ("NOL") carryforwards for federal income tax purposes of approximately $855,000. The NOL will expire in various years ending through the year 2035. The utilization of certain loss carryforwards are limited under Section 382 of the Internal Revenue Code.

The components of the provision for income tax (expense) attributable to continuing operations are as follows:

	Six Months 12/31/2020	Six Months 12/31/2019
Current Federal	$0	$0
State	0	0
Deferred	$0	$0
Federal	$(22,605)	$(29,764)
State	(4,676)	(6,158)
	$(27,281)	$(35,922)
Total Income Tax Benefit / (Expense)	$(27,281)	$(35,922)

Deferred income taxes reflect the net tax effects of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:

Non-Current
Deferred tax assets
NOL and contribution carryforwards	$216,796
Accrued compensated absences	5,360
Allowance for doubtful accounts	2,384
Total deferred tax assets	224,540

Deferred tax (liabilities)
Excess of tax over book depreciation	(3,966)
Total deferred tax (liabilities)	(3,966)

Total deferred tax asset	220,574
Valuation Allowance	(87,981)
Net Deferred Tax Asset	$132,593

The change in the valuation allowance is as follows:

June 30, 2020	$(144,619)
December 31, 2020	$(87,981)
$56,638

Management believes it is more likely than not that the tax benefit of approximately $855,000 of NOL carryforwards will not be realized because management estimates that they will expire prior to their utilization. Therefore, management provided a valuation allowance of $87,981 against its deferred tax asset. Management will continue to evaluate its operating results each reporting period and assess whether it will be able to utilize all available NOL carryforwards before expiration.

Income taxes for the six months ended December 31, 2020 and 2019 differ from the amounts computed by applying the effective income tax rate of 25.35%, to income before income taxes as a result of the following:

	Six Months	Six Months
	December 31, 2020	December 31, 2019
Expected (provision) at US statutory rate	$(67,345)	$(24,879)
State income tax net of federal (provision)	(13,934)	(5,148)
Nondeductible Expense	(2,303)	(3,329)
Change in estimates of loss carryforward	(337)	(2,566)
Change in valuation allowance	56,638	-
Income Tax (Expense)	$(27,281)	$(35,922)

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

On December 27, 2020, the "Consolidated Appropriations Act, 2021" was signed into law which clarified that no deduction is denied, no tax attribute is reduced, and no basis increase is denied by reason of the exclusion from gross income from forgiveness of PPP loans.

NOTE E - LINE OF CREDIT

In fiscal 2019, the Company entered into a new line of credit with a limit of $250,000 from a different financial institution. The line of credit is collateralized by all accounts and general intangibles, matured on October 9, 2020, accrued interest at the prime rate and guaranteed by Justice Anderson, President and Chief Executive Officer. The Company did not renew this line of credit and is currently seeking a line of credit with a new financial institution. At October 9, 2020, the Company owed $0 on the expired line of credit.

NOTE F - PAYCHECK PROTECTION PROGRAM LOAN

The Company applied for a loan with the Small Business Administration (the "SBA") Paycheck Protection Program ("PPP") of the Coronavirus Aid, Relief and Economic Security Act of 2020 (the "CARES Act") in the amount of $201,000 (the "Loan"). The Loan was funded on April 13, 2020. The Company has used the proceeds of the Loan for covered payroll costs, rent and utilities in accordance with the relevant terms and conditions of the CARES Act.

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

Principal payments of $156,426 and $44,574 are due during the period ended December 31, 2021 and 2022, respectively.

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

The following is information related to the Company’s right-of-use assets and liabilities for its operating leases:

ROU assets - operating leases obtained in exchange for lease liabilities - operating leases	$108,516
Amortization of ROU assets since lease inception	$(64,873)
ROU assets - operating leases at December 31, 2020	$43,643

Lease liabilities - operating leases on adoption date and increase in lease liabilities	$115,456
Payments on lease liabilities	(70,427)

Lease liabilities - operating leases on December 31, 2020	45,029
Lease liabilities - operating leases due in the 12 months ending December 31, 2020	18,424
Lease liabilities - operating leases due in the 12 months ending December 31, 2021	$26,605

Variable lease expense was $8,386 and $11,666 for the three months ended December 31, 2020 and 2019, respectively.

Weighted average remaining lease term was 3.66 years and weighted average discount rate was 4.57% at December 31, 2020.

NOTE I - CONTINGENCY

At the time of release of these financial statements, the United States is experiencing a National Emergency related to persistent health issues. Management is unable to quantify the potential duration and economic impact of mandated closures by our National, State or Local governments.

NOTE J - SUBSEQUENT EVENTS

We have evaluated subsequent events through February 23, 2021, which is the date the financial statements were available to be issued.

In January 2021, the Company entered into a lease agreement to lease certain office and warehouse space. The term of the lease is for five years. Initial rent amount is $14,165 per month, with increase each year based on the Consumer Price Index (CPI) promulgated by the United States Bureau of Labor Statistics. This increase however, will not be lower than two percent and will not exceed five percent. The lease is for approximately 18,000 sq feet of office/warehouse space.

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

Recent Developments

In fiscal 2021 to date, management has expanded on the services and options the Company provides for its customers. A new website for the Extremit-Ease product was created and is operational (www.extremitease.com). Management is also working on new Business to Customer (B to C) channels to provide Retail customers better opportunity to purchase our products. In fiscal 2020, AMERX’s Extremit-Ease Compression Garment line expanded with the introduction of a Tan version of the garment and matching liner. The Amerx Wound Care line was boosted by the introduction of Retention Tape to its line up. The Company also expanded the Helix 3 Collagen line with new sizes, made available for certain customers.

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

The effects of the pandemic were most severely seen in April 2020, however this could change with news of expected spikes and potential shut down in the future. This was a direct result of the inability for customers to have elective surgery. Once elective surgeries were permitted again we have seen a steady increase in volume. We continue to monitor operations, and are still implementing procedures to keep all our employees as safe as possible. Management does not feel they will truly be able to assess the affects of COVID-19 till the pandemic is deemed to be under control, with no foreseen future impact. COVID-19 had an impact on the Company recently, the timing of which is a major factor in the late filing of this document.

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

Accounts Receivable Allowance

Accounts receivable allowance reflects a reserve that reduces our customer accounts and receivable to the net amount estimated to be collectible. The valuation of accounts receivable is based upon the credit-worthiness of customers and third-party payers as well as historical collection experience. Allowances for doubtful accounts are recorded as a selling, general and administrative expense for estimated amounts expected to be uncollectible from third-party payers and customers. The Company bases its estimates on its historical collection experience, current trends, credit policy and on the analysis of accounts by aging category. At December 31, 2020, and June 30, 2020, our allowance for doubtful accounts totaled $9,408 and $9,408, respectively.

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

Deferred Income Taxes

Deferred income taxes are recognized for the expected tax consequences in future years for differences between the tax bases of assets and liabilities and their financial reporting amounts, based upon enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. The Company accounts for income taxes under Topic 740 - Income Tax in the Accounting Standards Codification. A valuation allowance is used to reduce deferred tax assets to the net amount expected to be recovered in future periods. The estimates for deferred tax assets and the corresponding valuation allowance require us to exercise complex judgments. We periodically review and adjust those estimates based upon the most current information available. The Company had a valuation allowance of $87,981 as of December 31, 2020 and $144,619 as of June 30, 2020, respectively. Because the recoverability of deferred tax assets is directly dependent upon future operating results, actual recoverability of deferred tax assets may differ materially from our estimates.

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

FINANCIAL CONDITION

As of December 31, 2020 the Company's principal sources of liquid assets included cash of $646,982, inventories of $903,030, and net accounts receivable of $459,726. The Company also has $155,412 in Certificate of Deposits. The Company had net working capital of $1,611,327, and long-term debt of $71,179, at December 31, 2020.

During the six months ended December 31, 2020 cash decreased from $665,834 as of June 30, 2020, to $646,982. Operating activities used cash of $19,056 during the period. Investing and Financing activities used and provided cash of $10,027 and $10,231, respectively during the period.

The Company reflected a net non-current deferred tax asset of $132,593, at December 31, 2020. Because the recoverability of deferred tax assets is directly dependent upon future operating results, actual recoverability of deferred tax assets may differ materially from our estimates.

RESULTS OF OPERATIONS

Comparison of the three and six months ended December 31, 2020 and 2019.

Net sales during the quarter ended December 31, 2020, were $1,174,405 as compared to the previous year's quarter net sales of $1,127,695, an increase of $46,710, or approximately 4%. We believe increased sales were driven by expansion of our distribution network partners, expansion into new markets and new customer sales of both existing and new products. Net sales during the six months ended December 31, 2020, were $2,420,648 as compared to the previous year's six months net sales of $2,310,992, an increase of $109,656, or approximately 5%. We believe increased sales were driven by expansion of our distribution network partners, expansion into new markets and new customer sales of both existing and new products.

Gross profit during the quarter ended December 31, 2020, was $845,834 as compared to $802,565 during the quarter ended December 31, 2019, an increase of $43,269 or 5%. As a percentage of net sales, gross profit was approximately 72% in the quarter ended December 31, 2020, and approximately 71% in the corresponding quarter in 2019. Gross profit during the six months ended December 31, 2020, was $1,757,756 as compared to $1,665,425 during the six months ended December 31, 2019, an increase of $92,331 or 6%. As a percentage of net sales, gross profit was approximately 73% in the six months ended December 31, 2020, and approximately 72% in the corresponding six months in 2019.

Operating expenses during the quarter ended December 31, 2020 were $740,959, consisting of $414,467 in salaries and benefits and $326,492 in selling, general and administrative expenses. This compares to operating expenses during the quarter ended December 31, 2019 of $799,614, consisting of $417,518 in salaries and benefits; and $382,096 in selling, general and administrative expenses. Expenses for the quarter ended December 31, 2020, decreased by $58,655 or approximately 7% compared to the corresponding quarter in 2019. Operating expenses decreased primarily due to decreases in expenses associated with trade shows. Operating expenses during the six months ended December 31, 2020 were $1,436,333 consisting of $826,721 in salaries and benefits and $609,612 in selling, general and administrative expenses. This compares to operating expenses during the six months ended December 31, 2019 of $1,547,444, consisting of $810,707 in salaries and benefits; and $736,737 in selling, general and administrative expenses. Expenses for the six months ended December 31, 2020, decreased by $111,111 or approximately 7% compared to the corresponding six months in 2019. Salaries and Benefits increased as a result of fluctuations in personnel. Operating expenses decreased primarily due to decreases in expenses associated with trade shows.

Operating profit increased by $101,924 to an operating profit of $104,875 for the quarter ended December 31, 2020, as compared to an operating profit of $2,951 in the comparable quarter of the prior year. The increase in net income for the three month period, of the comparable quarter of the prior year before income taxes was primarily attributable to the decrease in marketing expenses in the current quarter, stemming from the effects of COVID-19. Operating profit increased by $203,442 to an operating profit of $321,423 for the six months ended December 31, 2020, as compared to an operating profit of $117,981 in the comparable six months of the prior year. The increase in net income for the three month period, of the comparable quarter of the prior year before income taxes was primarily attributable to the decrease in marketing expenses in the current quarter, stemming from the effects of COVID-19.

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

PART II. OTHER INFORMATION

ITEM 5. OTHER INFORMATION

In January 2021, the Company entered into a lease agreement to lease certain office and warehouse space. The term of the lease is for five years. Initial rent amount is $14,165 per month, with increase each year based on the Consumer Price Index (CPI) promulgated by the United States Bureau of Labor Statistics. This increase howver, will not be lower than two percent and will not exceed five percent. The lease is for approximately 18,000 sq feet of office/warehouse space.

ITEM 6. EXHIBITS

(A)	EXHIBITS

//	10.1	Restated and Amended Executive Employment Agreement dated July1, between Justice W. Anderson, Procyon Corporation and AMERX Health Care Corporation.
//	10.2	Restated and Amended Executive Employment Agreement dated July1, between James B. Anderson, Procyon Corporation and AMERX Health Care Corporation.
//	10.3	Restated and Amended Executive Employment Agreement dated July1, between George O. Borak, Procyon Corporation and AMERX Health Care Corporation.
++	10.5	Business Line of Credit - Loan Agreement dated October 9, 2018.
**	10.6	Lease Agreement dated January 13, 2021.
	31.1	Certification of Justice W. Anderson pursuant to Exchange Act Rule 13a-14(a)/15d-14(a).
	31.2	Certification of James B. Anderson pursuant to Exchange Act Rule 13a-14(a)/15d-14(a).
	32.1	Certification Pursuant to 18 U.S.C.§1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002.
	101.1*	The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2020, formatted in XBRL (Extensible Business Reporting Language): (I) the Condensed Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) the Notes to Condensed Consolidated Financial Statements.
	*	Furnished, not filed
	//	Incorporated by reference to the Company’s form 8-K filed on or about September 16, 2019.
	##	Incorporated by reference to the Company’s form 8-K filed on or about March 14, 2018.
	++	Incorporated by reference to the Company’s form 8-K filed on or about November 14, 2018.
	**	Incorporated by reference to the Company’s form 8-K filed on or about January 27, 2021.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

PROCYON CORPORATION
February 25, 2021	By:/s/ JUSTICE W. ANDERSON
Date	Justice W. Anderson, Chief Executive Officer