Form 10-Q
period 2021-03-31
PROCYON CORP
filed 2021-05-24
CIK 812306

UNITED STATES SECURITIES & EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended March 31, 2021

or

☐           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from         to

Commission File Number: 0-17449

PROCYON CORPORATION

(Exact Name of Registrant as specified in its charter)

COLORADO	59-3280822
(State of Incorporation)	(I.R.S. Employer Identification Number)

164 Douglas Road East, Oldsmar, FL 34677

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common stock, no par value; 8,087,388 shares outstanding as of May 17, 2021.

PART I. - FINANCIAL INFORMATION

PROCYON CORPORATION & SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

March 31, 2021 and June 30, 2020

	(unaudited)	(audited)
	March 31,	June 30,
	2021	2020
ASSETS

CURRENT ASSETS
Cash	$509,211	$665,834
Certificates of Deposit, plus accrued interest	280,425	155,132
Accounts Receivable, less allowance for doubtful accounts of $9,408 and $9,408, respectively.	449,414	311,043
Inventories	595,659	758,516
Prepaid Expenses	262,342	183,138
TOTAL CURRENT ASSETS	2,097,051	2,073,663

PROPERTY AND EQUIPMENT, NET	437,384	452,855

OTHER ASSETS
Deposits	6,635	4,192
Inventories	275,531	83,812
Intangible Asset	17,000	17,000
ROU Assets - Operating Leases	928,234	30,245
Deferred Tax Asset, net valuation allowance of $87,981 and $144,619, respectively.	149,981	159,874
	1,377,381	295,123

TOTAL ASSETS	$3,911,816	$2,821,641

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts Payable	$156,789	$167,459
Lease Liability, Current	141,186	33,750
PPP Loan	65,992	57,028
Accrued Expenses	240,744	255,716
TOTAL CURRENT LIABILITIES	604,711	513,953

LONG TERM LIABILITIES
Lease Liability, Non-Current	693,258	-
PPP Loan	135,008	143,972
TOTAL LONG TERM LIABILITIES	828,266	143,972

TOTAL LIABILITIES	1,432,977	657,925

COMMITMENTS AND CONTINGENCIES (NOTE I)	-	-

STOCKHOLDERS' EQUITY
Preferred Stock, 496,000,000 shares authorized, none issued.	-	-
Series A Cumulative Convertible Preferred Stock, no par value; 4,000,000 shares authorized; 167,100 shares issued and outstanding.	126,860	126,860
Common Stock, no par value, 80,000,000 shares authorized; 8,087,388 shares issued and outstanding.	4,444,766	4,444,766
Paid-in Capital	15,885	15,885
Accumulated Deficit	(2,108,672)	(2,423,795)
TOTAL STOCKHOLDERS' EQUITY	2,478,839	2,163,716

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,911,816	$2,821,641

The accompanying notes are an integral part of these financial statements.

PROCYON CORPORATION & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Three and Nine Months Ended March 31, 2021 and 2020

	(unaudited)	(unaudited)	(unaudited)	(unaudited)
	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	Mar. 31, 2021	Mar. 31, 2020	Mar. 31, 2021	Mar. 31, 2020

NET SALES	$1,033,498	$1,139,115	$3,454,147	$3,450,107

COST OF SALES	286,608	288,501	949,499	934,068

GROSS PROFIT	746,890	850,614	2,504,648	2,516,039

OPERATING EXPENSES
Salaries and Benefits	407,290	457,153	1,234,012	1,267,860
Selling, General and Administrative	335,458	326,682	945,070	1,063,419
	742,748	783,835	2,179,082	2,331,279

INCOME FROM OPERATIONS	4,142	66,779	325,566	184,760

OTHER INCOME (EXPENSE)
Other Income	-	10,000	-	10,000
Interest Income / (Expense)	184	93	(549)	1,669
	184	10,093	(549)	11,669

INCOME BEFORE INCOME TAXES	4,326	76,872	325,017	196,429

INCOME TAX (EXPENSE) / BENEFIT	17,388	(20,942)	(9,893)	(56,864)

NET INCOME	21,714	55,930	315,124	139,565

Dividend requirements on preferred stock	(4,179)	(4,179)	(12,533)	(12,533)

Basic net income available to common shares	$17,535	$51,751	$302,591	$127,032

Basic net income per common share	$0.00	$0.01	$0.04	$0.02

Weighted average number of common shares outstanding	8,087,388	8,087,388	8,087,388	8,087,388

Diluted net income per common share	$0.00	$0.01	$0.04	$0.02

Weighted average number of common shares outstanding, diluted	8,319,488	8,319,488	8,319,488	8,319,488

The accompanying notes are an integral part of these financial statements.

PROCYON CORPORATION & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

For the Nine Months Ended March 31, 2021 and 2020

							Total
Nine Months Ended March 31, 2021	Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equtiy
Balance, June 30, 2020	167,100	$126,860	8,087,388	$4,444,766	$15,885	$(2,423,795)	$2,163,716

Net Income	-	-	-	-	-	219,096	219,096

Balance, September 30, 2020	167,100	126,860	8,087,388	4,444,766	15,885	(2,204,699)	$2,382,812

Net Income (Loss)	-	-	-	-	-	74,313	74,313

Balance, December 31, 2020	167,100	$126,860	8,087,388	$4,444,766	$15,885	$(2,130,386)	$2,457,125

Net Income (Loss)	-	-	-	-	-	21,714	21,714

Balance, March 31, 2021	167,100	$126,860	8,087,388	$4,444,766	$15,885	$(2,108,672)	$2,478,839

							Total
Nine Months Ended March 31, 2020	Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equtiy
Balance, June 30, 2019	167,100	$126,860	8,087,388	$4,444,766	$15,885	$(2,528,514)	$2,058,997

Cumulative adjustments from adoption of ASC 842	-	-	-	-	-	(6,938)	(6,938)

Net Income	-	-	-	-	-	83,840	83,840

Balance, September 30, 2019	167,100	$126,860	8,087,388	$4,444,766	$15,885	$(2,451,612)	$2,135,899

Net Income (Loss)	-	-	-	-	-	(204)	(204)

Balance, December 31, 2019	167,100	$126,860	8,087,388	$4,444,766	$15,885	$(2,451,816)	$2,135,695

Stock Options Issued	-	-	-	-	-	-	-

Net Income (Loss)	-	-	-	-	-	55,930	55,930

Balance, March 31, 2020	167,100	$126,860	8,087,388	$4,444,766	$15,885	$(2,395,886)	$2,191,625

The accompanying notes are an integral part of these financial statements.

PROCYON CORPORATION & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ending March 31, 2021 and 2020

	(unaudited)	(unaudited)
	March 31,	March 31,
	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES

Net Income	$315,124	$139,565
Adjustments to reconcile net income to net cash provided by / (used in) operating activities:
Depreciation	34,623	40,943
Allowance for Doubtful Accounts	-	2,689
Right of Use Asset Amortization	75,092	32,369
Deferred Income Taxes	66,532	56,864
Valuation Allowance	(56,639)	-
Decrease (increase) in:
Accounts Receivable	(138,371)	(121,646)
Deposits	(2,443)	-
Inventory	(28,862)	(195,860)
Prepaid Expenses	(79,204)	(57,843)
Increase (decrease) in:
Accounts Payable	(10,669)	16,266
Accrued Expenses	(14,972)	(23,762)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	160,211	(110,415)

CASH FLOW FROM INVESTING ACTIVITIES

Interest Earned on CD's	(293)
Purchase of CD	(125,000)	(1,181)
Purchase of property & equipment	(19,155)	(22,370)
NET CASH (USED IN) INVESTING ACTIVITIES	(144,448)	(23,551)

CASH FLOW FROM FINANCING ACTIVITIES

Payment on Operating Lease Liability	(172,386)	(34,793)
NET CASH (USED IN) FINANCING ACTIVITIES	(172,386)	(34,793)

NET CHANGE IN CASH	(156,623)	(168,759)

CASH AT BEGINNING OF PERIOD	665,834	290,287

CASH AT END OF PERIOD	$509,211	$121,528

SUPPLEMENTAL DISCLOSURES

Interest Paid	$-	$-
Taxes Paid	$-	$-

NONCASH DISCLOSURE

During the nine months ended March 31, 2021, we increased Right of Use Asset and corresponding lease laibilities in the amount of $973,080.

During the nine months ended March 31, 2020, we established a Right of Use Asset in the amount of $73,719 and corresponding Lease Liability in the amount of $80,659. The cumulative adjustment of $6,938 at July 1, 2019 was made to the accumulated deficit pursuant to ASC 842.

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

On March 31, 2021, there were 65,000 outstanding options to purchase shares of our common stock granted under our prior 2009 Stock Option Plan, which expired in December 2019.

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

For the nine months ended March 31, 2021, and 2020, the potential dilutive effects of the preferred stock and stock options were included in the weighted-average shares outstanding.

NOTE B - INVENTORIES

Inventories consisted of the following:	March 31,	June 30,
	2021	2020

Finished Goods	$672,251	$645,039
Raw Materials	198,939	197,289
	$871,190	$842,328

At March 31, 2021 and June 30, 2020, respectively, $275,531 and $83,812 of our inventory was considered non-current as it will not be used within a one year period.

NOTE C - STOCKHOLDERS' EQUITY

During January 1995, the Company's Board of Directors authorized the issuance of up to 4,000,000 shares of Series A Cumulative Convertible Preferred Stock ("Series A Preferred Stock"). The preferred stockholders are entitled to receive, as and if declared by the board of directors, quarterly dividends at an annual rate of $.10 per share of Series A Preferred Stock per annum. Dividends will accrue without interest and will be cumulative from the date of issuance of the Series A Preferred Stock and will be payable quarterly in arrears in cash or publicly traded common stock when and if declared by the Board of Directors. As of March 31, 2021, no dividends have been declared. Dividends in arrears on the outstanding preferred shares total $399,840 as of March 31, 2021.

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

NOTE D - INCOME TAXES AND AVAILABLE CARRYFORWARD

As of March 31, 2021, the Company had consolidated income tax net operating loss ("NOL") carryforwards for federal income tax purposes of approximately $918,000. The NOL will expire in various years ending through the year 2035. The utilization of certain loss carryforwards are limited under Section 382 of the Internal Revenue Code.

The components of the provision for income tax (expense) attributable to continuing operations are as follows:

	Nine Months	Nine Months
	March 31, 2021	March 31, 2020
Current	$0	$0
Federal	0	0
State	0	0

Deferred	$0	$0
Federal	$(8,198)	$(47,116)
State	(1,695)	(9,748)
	$(9,893)	$(56,864)

Total Income Tax Benefit / (Expense)	$(9,893)	$(56,864)

Deferred income taxes reflect the net tax effects of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:

Non-Current
Deferred tax assets
NOL and contribution carryforwards	$232,629
Accrued compensated absences	8,086
Allowance for doubtful accounts	2,385
Total deferred tax assets	243,100

Deferred tax (liabilities)
Excess of tax over book depreciation	(5,138)
Total deferred tax (liabilities)	(5,138)

Total deferred tax asset	237,962
Valuation Allowance	(87,981)
Net Deferred Tax Asset	$149,981

The change in the valuation allowance is as follows:

June 30, 2020	$(144,619)
March 31, 2021	$(87,981)
$56,638

Management believes it is more likely than not that the tax benefit of approximately $352,000 of NOL carryforwards will not be realized because management estimates that they will expire prior to their utilization. Therefore, management provided a valuation allowance of $87,981 against its deferred tax asset. Management will continue to evaluate its operating results each reporting period and assess whether it will be able to utilize all available NOL carryforwards before expiration.

Income taxes for the nine months ended March 31, 2021 and 2020 differ from the amounts computed by applying the effective income tax rate of 25.35%, to income before income taxes as a result of the following:

	Nine Months	Nine Months
	March 31, 2021	March 31, 2020
Expected (provision) at US statutory rate	$(68,254)	$(41,250)
State income tax net of federal (provision)	(14,122)	(8,535)
Nondeductible Expense	(2,599)	(4,512)
Change in estimates of loss carryforward	18,444	(2,567)
Change in valuation allowance	56,638	-
Income Tax (Expense)	$(9,893)	$(56,864)

The earliest tax year still subject to examination by a major taxing jurisdiction is fiscal year end June 30, 2018.

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

During the year ended June 30, 2020, the Company obtained a $201,000 loan from the Paycheck Protection Program as a result of the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) enacted by Congress in response to the COVID-19 pandemic. Under the program, any loan forgiveness would be excluded from the borrower’s taxable income. We have subsequently applied for forgiveness of the PPP Loan on May 3, 2021.

On December 27, 2020, the "Consolidated Appropriations Act, 2021" was signed into law which clarified that no deduction is denied, no tax attribute is reduced, and no basis increase is denied by reason of the exclusion from gross income from forgiveness of PPP loans.

NOTE E - LINE OF CREDIT

In fiscal 2019, the Company entered into an agreement for a new line of credit with a limit of $250,000 from a financial institution. The line of credit is collateralized by all accounts and general intangibles, matured on October 9, 2020, accrued interest at the prime rate and guaranteed by Justice Anderson, President and Chief Executive Officer. The Company did not renew this line of credit and is currently seeking a line of credit with a new financial institution.

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

The Loan may be forgiven partially or fully if the Loan proceeds are used for covered payroll costs, rent and utilities, provided that such amounts are incurred during the eight-week period that commenced on April 13, 2020. Any forgiveness of the Loan will be subject to approval by the SBA and will require the Companies to apply for such treatment. The Company applied for forgiveness of the PPP Loan on May 3, 2021.

If the loan is not forgiven, principal payments of $65,992 and $135,008 are due during the period ended March 31, 2021 and 2022, respectively.

NOTE G - RECENT ACCOUNTING PRONOUNCEMENTS

On June 16, 2016, the FASB issued Accounting Standards Update 2016-13, Financial Instruments - Credit Losses (Topic 326) (the "ASU"), which introduces new guidance for the accounting for credit losses on instruments within its scope. This ASU was updated by ASU 2019-10 issued in November 2019, which extended the effective date for entities qualifying as smaller reporting companies for fiscal years beginning after December 15, 2022, including interim periods within those years. Given the breadth of that scope, the new ASU will impact both financial services and non-financial services entities. The guidance in this ASU is effective for public entities that meet the definition of an SEC filer for fiscal years beginning after December 15, 2019, including interim periods within those years. Early adoption is permitted in annual periods beginning after December 15, 2018. Based on management's current understanding of this standard, along with the underlying substance of our operations, management believes it will not have a material impact on our consolidated financial statements.

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

In January 2021, the Company entered in a lease agreement to lease warehouse space with a lease term of 64 months. The Company pays no rent for the first four months of the lease and pays $4,792.50 per month beginning the 5th month of the lease. Rent will increase each succeeding year by no less than 2% but not more than 5%. The rent amount includes common area maintenance charges which are considered nonlease components. In applying ASC 842, the Company is electing to account for nonlease components as being related to the lease component. In addition, the Company uses a lease term of 64 months and an incremental borrowing rate at prime rate of 3.25% which was the borrowing rate on the Company’s recent line of credit with a financial institution.

In January 2021, the Company entered in a lease agreement to lease office space with a lease term of 64 months. The Company pays no rent for the first four months of the lease and pays $9,372 per month beginning the 5th month of the lease. Rent will increase each succeeding year by no less than 2% but not more than 5%. The rent amount includes common area maintenance charges which are considered nonlease components. In applying ASC 842, the Company is electing to account for nonlease components as being related to the lease component. The Company also incurred initial direct cost of $114,083 related to existing improvements in the leased space. This initial direct cost has been included in determining the initial ROU asset and liability amounts. In addition, the Company uses a lease term of 64 months and an incremental borrowing rate at prime rate of 3.25% which was the borrowing rate on the Company’s recent line of credit with a financial institution.

The following is information related to the Company’s right-of-use assets and liabilities for its operating leases:

ROU assets - operating leases obtained in exchange for lease liabilities - operating leases	$1,046,800
Amortization of ROU assets since lease inception	$(118,566)
ROU assets - operating leases at March 31, 2021	$928,234

Lease liabilities - operating leases on adoption date and increase in lease liabilities	$1,053,739
Payments on lease liabilities	(219,295)
Lease liabilities - operating leases on March 31, 2021	834,444
Lease liabilities - operating leases due in the 12 months ending March 31, 2022	141,186
Lease liabilities - operating leases due in the 12 months ending March 31, 2022	$693,258

Variable lease expense was $58,406 and $11,666 for the three months ended March 31, 2021 and 2020, respectively.

Weighted average remaining lease term was 4.97 years and weighted average discount rate was 3.30% at March 31, 2021.

NOTE I - CONTINGENCY

At the time of release of these financial statements, the United States is experiencing a National Emergency related to persistent health issues. Management is unable to quantify the potential duration and economic impact of mandated closures by our National, State or Local governments.

NOTE J - SUBSEQUENT EVENTS

We have evaluated subsequent events through May 19, 2021, which is the date the financial statements were available to be issued.

In April 2021, the Company entered into a purchase sale and purchase agreement to sell the office previously occupied by the Company. The sale was finalized on May 6, 2021. The Company was paid $740,000 by the purchaser.

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

Impact of COVID-19 on Our Business

The financial effects of COVID-19 started showing their impact on our Company in March of 2020. Due to the timing of these events, the full effect of COVID-19 on our business cannot yet be fully quantified. We have felt the effects of the COVID-19 pandemic in our operations, as management continues to dedicate time and effort researching, discussing and implementing policies and procedures necessary to navigate through the ever changing landscape the COVID-19 pandemic has and continues to provide. As an essential business, management was tasked with remaining open, while keeping our employees safe, and providing our customers with the products they need.

The effects of the pandemic were most severely seen in April 2020; however this could change with news of spikes and potential shut down in the future. This decrease in sales was a direct result of the inability for customers to have elective surgery. Once elective surgeries were permitted again we have seen a steady increase in volume. We continue to monitor operations, and are still implementing procedures to keep all our employees as safe as possible. Management does not feel it will truly be able to assess the affects of COVID-19 until the pandemic is deemed to be under control, with no foreseen future impact.

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

Accounts Receivable Allowance

Accounts receivable allowance reflects a reserve that reduces our customer accounts and receivable to the net amount estimated to be collectible. The valuation of accounts receivable is based upon the credit-worthiness of customers and third-party payers as well as historical collection experience. Allowances for doubtful accounts are recorded as a selling, general and administrative expense for estimated amounts expected to be uncollectible from third-party payers and customers. The Company bases its estimates on its historical collection experience, current trends, credit policy and on the analysis of accounts by aging category. At March 31, 2021, and June 30, 2020, our allowance for doubtful accounts totaled $9,408 and $9,408, respectively.

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

Deferred Income Taxes

Deferred income taxes are recognized for the expected tax consequences in future years for differences between the tax bases of assets and liabilities and their financial reporting amounts, based upon enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. The Company accounts for income taxes under Topic 740 - Income Tax in the Accounting Standards Codification. A valuation allowance is used to reduce deferred tax assets to the net amount expected to be recovered in future periods. The estimates for deferred tax assets and the corresponding valuation allowance require us to exercise complex judgments. We periodically review and adjust those estimates based upon the most current information available. The Company had a valuation allowance of $87,981 as of March 31, 2021 and $144,619 as of June 30, 2020, respectively. Because the recoverability of deferred tax assets is directly dependent upon future operating results, actual recoverability of deferred tax assets may differ materially from our estimates.

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

FINANCIAL CONDITION

As of March 31, 2021 the Company's principal sources of liquid assets included cash of $509,211, inventories of $871,190, and net accounts receivable of $449,414. The Company also has $280,425 in Certificate of Deposits. The Company had net working capital of $1,492,340, and long-term debt of $828,266, at March 31, 2021.

During the nine months ended March 31, 2021 cash decreased from $665,834 as of June 30, 2020, to $509,211. Operating activities provided cash of $110,916 during the period. Investing and Financing activities used cash of $144,706 and $122,833, respectively during the period.

The Company reflected a net non-current deferred tax asset of $149,981, at March 31, 2021. Because the recoverability of deferred tax assets is directly dependent upon future operating results, actual recoverability of deferred tax assets may differ materially from our estimates.

RESULTS OF OPERATIONS

Comparison of the three and nine months ended March 31, 2021 and 2020.

Net sales during the quarter ended March 31, 2021, were $1,033,498 as compared to the previous year's quarter net sales of $1,139,115, a decrease of $105,617, or approximately 9%. We believe decreased sales were caused by lack of trade shows and variances in customer ordering patterns, secondary to the effects some businesses are feeling from the pandemic. Net sales during the nine months ended March 31, 2021, were $3,454,147 as compared to the previous year's nine months net sales of $3,450,107, an increase of $4,040, or less then 1%. We believe increased sales were driven by increased sales to new and existing customers of both existing and new products.

Gross profit during the quarter ended March 31, 2021, was $746,890 as compared to $850,614 during the quarter ended March 31, 2020, a decrease of $103,724 or 12%. As a percentage of net sales, gross profit was approximately 72% in the quarter ended March 31, 2021, and approximately 75% in the corresponding quarter in 2020. Gross profit during the nine months ended March 31, 2021, was $2,504,648 as compared to $2,516,039 during the nine months ended March 31, 2020, a decrease of $11,391 or less then 1%. As a percentage of net sales, gross profit was approximately 73% in the nine months ended March 31, 2021, and approximately 73% in the corresponding nine months in 2020.

Operating expenses during the quarter ended March 31, 2021 were $742,748, consisting of $407,290 in salaries and benefits and $335,458 in selling, general and administrative expenses. This compares to operating expenses during the quarter ended March 31, 2020 of $783,835, consisting of $457,153 in salaries and benefits; and $326,682 in selling, general and administrative expenses. Expenses for the quarter ended March 31, 2021, decreased by $41,087 or approximately 5% compared to the corresponding quarter in 2020. Operating expenses decreased primarily due to decreases in expenses associated with trade shows which did not occur because of restrictions imposed due to the COVID-19 pandemic. Operating expenses during the nine months ended March 31, 2021 were $2,179,082 consisting of $1,234,012 in salaries and benefits and $945,070 in selling, general and administrative expenses. This compares to operating expenses during the nine months ended March 31, 2020 of $2,331,279, consisting of $1,267,860 in salaries and benefits; and $1,063,419 in selling, general and administrative expenses. Expenses for the nine months ended March 31, 2021, decreased by $152,197 or approximately 7% compared to the corresponding nine months in 2020. Salaries and Benefits decreased as a result of fluctuations in personnel. Operating expenses decreased primarily due to decreases in expenses associated with trade shows which did not occur because of restrictions imposed due to the COVID-19 pandemic.

Operating profit decreased by $62,637 to an operating profit of $4,142 for the quarter ended March 31, 2021, as compared to an operating profit of $66,779 in the comparable quarter of the prior year. The decrease in net income for the three month period, of the comparable quarter of the prior year before income taxes was primarily attributable to the additional Right of Use Asset adjustments connected to the new office lease and decrease in sales in the current quarter, stemming from the effects of COVID-19. Operating profit increased by $140,806 to an operating profit of $325,566 for the nine months ended March 31, 2021, as compared to an operating profit of $184,760 in the comparable nine months of the prior year. The increase in net income for the nine month period, before income taxes was primarily attributable to the decrease in marketing expenses in the current quarter, stemming from the effects of COVID-19. The nine month increase was partially offset by Right of Use Asset adjustments that were applied in quarter ending March 31, 2021.

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

On May 6, 2021 the Company completed the sale of its old administrative offices. The building sold for $740,000.

On May 1, 2021, the Company moved into its new facilities located at 164 Douglas Road East, in Oldsmar, FL. The move completes the Company’s objective to operate out of single facility. The facility also provides for room for growth in our future expansion plans.

ITEM 6. EXHIBITS

(A) EXHIBITS

//	10.1	Restated and Amended Executive Employment Agreement dated July1, between Justice W. Anderson, Procyon Corporation and AMERX Health Care Corporation.
//	10.2	Restated and Amended Executive Employment Agreement dated July1, between James B. Anderson, Procyon Corporation and AMERX Health Care Corporation.
//	10.3	Restated and Amended Executive Employment Agreement dated July1, between George O. Borak, Procyon Corporation and AMERX Health Care Corporation.
++	10.5	Business Line of Credit - Loan Agreement dated October 9, 2018.
**	10.6	Lease Agreement unit 164, dated January 13, 2021.
**	10.7	Lease Agreement unit 172, dated January 13, 2021.
--	10.8	Purchase and Sale Agreement
	31.1	Certification of Justice W. Anderson pursuant to Exchange Act Rule 13a-14(a)/15d-14(a).
	31.2	Certification of James B. Anderson pursuant to Exchange Act Rule 13a-14(a)/15d-14(a).
	32.1	Certification Pursuant to 18 U.S.C.§1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002.
	101.1*	The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in XBRL (Extensible Business Reporting Language): (I) the Condensed Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) the Notes to Condensed Consolidated Financial Statements.
	*	Furnished, not filed
	//	Incorporated by reference to the Company’s form 8-K filed on or about September 16, 2019.
	##	Incorporated by reference to the Company’s form 8-K filed on or about March 14, 2018.
	++	Incorporated by reference to the Company’s form 8-K filed on or about November 14, 2018.
	**	Incorporated by reference to the Company’s form 8-K filed on or about January 27, 2021.
	- -	Incorporated by reference to the Company’s form 8-K filed on or about May 13, 2021.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

PROCYON CORPORATION
May 24, 2021	By:/s/ JUSTICE W. ANDERSON
Date	Justice W. Anderson, Chief Executive Officer