Form 10-K
period 2021-06-30
PROCYON CORP
filed 2021-10-08
CIK 812306

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2021

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

☐ Large accelerated filer	☐ Accelerated filer
☒ Non-accelerated filer	☒ Smaller reporting company
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

The aggregate market value of the 3,916,652 shares of Common Stock held by non-affiliates was $2,830,586 on October 4, 2021, the date of the last sale of common stock, based on the average bid and asked price of $.35 on such date.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

As of October 4, 2021, there were 8,087,388 shares of the issuers Common Stock outstanding.

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

Products

Major product lines - AMERX®, AMERIGEL® , HELIX3 Bioactive Collagen®, EXTREMIT-EASE® Compression Garment

AMERX markets a proprietary line of AMERIGEL® advanced skin and wound care products made with Oakin®, proven to promote healing in wound and problematic skin conditions, including the AMERIGEL® Hydrogel Wound Dressing, AMERIGEL® Post Op Surgical Kits, AMERIGEL® Saline Wound Wash, AMERIGEL® Care Lotion and AMERIGEL® Barrier Lotion. These products have become the core foundation for AMERX’s growth. In the second half of fiscal 2015, AMERX expanded its product brands by introducing the HELIX3 Bioactive Collagen®. HELIX3® is available in two forms: Collagen Powder (HELIX3 CP®) and Collagen Matrix (HELIX3 CM®), developed to address market segments previously unavailable to AMERX. In fiscal 2016, AMERX continued its brand expansion by introducing the AMERX branded wound care product line. The line consists of: AMERX Calcium Alginate Dressing, AMERX Foam Dressing, AMERX Gauze Dressing, AMERX Hyrdocolloid Dressing, and AMERX Wound Care Kits, including AMERX Calcium Alginate Wound Care Kit, AMERX Collagen Matrix Wound Care Kit, AMERX Collagen Powder Wound Care Kit, AMERX Foam Wound Care Kit and AMERX Hydrogel Wound Care Kit. In fiscal 2017, AMERX expanded its product line to include a new segment of the wound care market by introducing the EXTREMIT-EASE® Compression Garment line, a patent-pending product. These new products have demonstrated early success and product expansion has made it possible for AMERX to provide treatments outside its historical niche. In fiscal 2021, AMERX introduced AMERIGEL® Hand Sanitizer, a premium product contain 70% alcohol to be effective against germs and moisturizers to keep the skin from drying out from heavy use. AMERX looks to introduce more new products in fiscal 2022.

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

Market for Products

We have expanded our product line over the last five fiscal years to address a broader range of wound applications. Our core AMERIGEL® product line containing Oakin® established our presence in the physician market to address skin and wound care treatment needs. HELIX3® Bioactive Collagen was added to our product line in fiscal 2015 and AMERX® Kits, dressings and bandages in fiscal 2016 to address the broader wound care market needs for an increasing number of people with diabetes and obesity. This market is primarily comprised of hospitals, wound care centers, nursing homes, home health care agencies and health care practioners. The EXTREMIT-EASE® Compression Garment, introduced in 2017, enables AMERX Health Care to compete in the global compression therapy market, a multi-billion market that is projected to escalate as a result of aging populations, rising prevalence of diabetes, lymphatic diseases, cancer surgeries, venous diseases and sports injuries. In fiscal 2019, the Company continued expanding its sales channel designed to reduce inventory costs while increasing access to AMERX full line of products, through existing markets. Amerx grew its Wound Care product line with the addition of Retention Tape, additional Bordered Foam sizes and additional sizes of Calcium Alginate products. The Helix® Collagen line grew with the addition of a 1" x 1", 4" x 4" and 7" x 7" Matrix pad. In fiscal 2021, AMERX added a 1" x 6" and 1" x 10" matrix pad to Helix® Collagen lline. In fiscal 2020, AMERX’s Extremit-Ease Compression Garment line expanded with the introduction of a Tan version of the garment and matching liner. Extremit-Ease continues to gain momentum in the wound care, edema and lymphedema markets with plans to further expand the line in Fiscal 2022.

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

In fiscal 2021, AMERX generated all of our net sales of approximately $4,720,000.

Significant Customer(s)

During the year ended June 30, 2021 sales from one customer accounted for approximately 10% of AMERX’s sales. In fiscal 2020 no customers accounted for more then 10% of AMERX’s sales.

Manufacturing

During fiscal 2021, the majority of manufacturing of AMERX's products was completed by non-affiliated manufacturing facilities. AMERX has written contracts with its manufacturers (and there are no minimum purchase requirements). The agreements / arrangements made with multiple manufacturers reduces the potential risk associated with relying on a single manufacturer. AMERX believes there are additional companies that could manufacture AMERX products according to specifications, if necessary.

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

Order Placement and Backlog

There were no back orders as of June 30, 2021 and June 30, 2020, respectively.

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

We believe that, as of June 30, 2021, we are in compliance with all applicable laws and regulations relating to our operations in all material respects. Compliance with the various provisions of national, state and local laws and regulations has had a material adverse effect upon the capital expenditures, earnings, financial position, liquidity and competitive position of the Company. We have incurred and will continue to incur costs in order to remain compliant with the latest regulations of the US Securities and Exchange Commission (“SEC”) and the FDA.

Employees

As of September 1, 2021, the Company and its subsidiary employ a total of 20 full time and 1 part time employees, consisting of 7 management employees, 3 sales-related employees and 11 administrative employees. One employee works under Procyon and twenty employees work under the AMERX subsidiary.

ITEM 2.         PROPERTIES

We currently maintain our corporate office, and those of AMERX and Sirius, at 164 Douglas Road East, Suite 164, Oldsmar, Florida 34677. Our office consists of approximately 18,000 square feet of space. We are leasing the building for the next five years as of January 2021.

On May 29, 2015 the Company entered into a lease agreement to lease 3,200 square feet of warehouse space in Clearwater, FL. The lease was a sixty-three month lease starting July 1, 2015 and ending September 30, 2020. This lease was amended on February 1, 2018 to increase the square footage of the new premises to 4,892 square feet and the lease term to April 2021. The amended lease payments begin at $2,752 per month (plus applicable sales tax) and increase 3% per year starting May 2019 and May 2020, respectively. This lease expired and we moved to our new offices in lieu of renewing this lease.

On January 13, 2021 the Company entered into a lease agreement to lease 18,000 square feet of warehouse space in Clearwater, FL. The lease is is for a five year term starting May 1, 2021 and ending April 30, 2026. The lease payment begin at $14,165 per month and will increase annually based on the Consumer Price Index, and will be no less then 2% or exceed 5% per year.

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

As of September 23, 2021, there were approximately 110 record holders of the Company’s Common Stock.

Holders of Common Stock are entitled to receive such dividends if declared by the Company’s Board of Directors. We have not declared any dividends on our Common Stock and have no current plans to declare a dividend in the immediate future.

Holders of the Series A Cumulative Convertible Preferred Stock (the “Preferred Stock”) are entitled to receive, if declared by the Board of Directors, quarterly dividends at an annual rate of $.10 per share. Dividends accrue without interest, from the date of issuance, and are payable in arrears in cash or common stock, when and if declared by the Board of Directors. No dividends had been declared or paid at June 30, 2021, and dividends, if ever declared, in arrears at such date total $404,516.

Holders of the Preferred Stock have the right to convert their shares of Preferred Stock into an equal number of shares of Common Stock of the Company. In addition, every holder of preferred stock is entitled to that number of votes equal to the number of shares of common stock into which the preferred stock is convertible. Such preferred shares will automatically convert into one share of Common Stock at the close of a public offering of Common Stock by the Company provided the Company receives gross proceeds of at least $1,000,000, and the initial offering price of the Common Stock sold in such offering is equal to or in excess of $1 per share. No shares were converted during fiscal 2021 or 2020. So long as any shares of Series A Preferred Stock are outstanding, the Company is prohibited from declaring dividends or other distributions related to its Common Stock or purchasing, redeeming or otherwise acquiring any of the Common Stock.

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

Equity Compensation Plan Information

The following table contains information regarding Procyon’s equity compensation plans as of June 30, 2021. The Company maintained the Procyon Corporation 2009 Stock Option Plan (the "2009 Option Plan"), which expired by its terms on December 8, 2019. In November 2020, our shareholders approved the Procyon Corporation 2020 Stock Option and Incentive Plan (the “2020 Option Plan”).

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders:
2009 Option Plan	65,000.17		500,000 shares of Common Stock for Non-Qualified Stock Options (250,000 of which have been issued) and Stock Appreciation Rights and 500,000 shares of Common Stock for Incentive Stock Options.

2020 Option Plan	50,000.373		2,000,000 shares of Common Stock for Stock Options, Registered Stock or Restricted Stock Units and Other Stock-Based Awards.

Equity compensation plans not approved by security holders	-	-
2009 Option Plan	65,000.17		435,000 shares of Common Stock for Non-Qualified Stock Options (250,000 of which have been issued) and Stock Appreciation Rights and 500,000 shares of Common Stock for Incentive Stock Options

2020 Option Plan	50,000.373		1,950,000 shares of Common Stock for Stock Options, Registered Stock or Restricted Stock Units and Other Stock-Based Awards.

Total	115,000

Effective June 30, 2021, the Company granted 25,000 non-qualified stock options to Justice W. Anderson and 25,000 non-qualified stock options to James B. Anderson for exceeding certain performance standards in fiscal 2021, pursuant to the terms of their respective Restated and Amended Executive Employment Agreements dated July 1, 2020. Each of the options were dated September 24, 2021, but were granted and effective as of June 30, 2021 for a ten year term and have an exercise price of .373 per share.

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
-

The economic impact of the COVID-19 pandemic could adversely affect our financial condition and results of operations. The outbreak of COVID-19 is believed to have originated in December 2019 and has since spread to multiple countries around the world, including the United States. On March 11, 2020, the World Health Organization declared the outbreak a pandemic. The COVID-19 pandemic has caused significant economic dislocation in the United States as many state and local governments have ordered non-essential businesses to close and residents to shelter in place at home. This has resulted in an unprecedented slow-down in economic activity, a related increase in unemployment and a significant decline in the value of the stock market and many non-essential and elective medical procedures to be delayed or canceled. The COVID-19 pandemic is affecting the United States and global economies and may affect our operations and those of third parties on which we rely, including by causing disruptions in the supply for our products. In addition, the COVID-19 pandemic may affect our operations due to users of our products delaying or canceling medical treatments and the closure of doctors offices and other medical health facilities which administer our products. The ultimate impact of the COVID-19 pandemic is highly uncertain and subject to change. We do not yet know the full extent of potential delays or impacts on our business, financing or on healthcare systems or the global economy as a whole. However, these effects could have a material impact on our results from operations and business and those of the third parties on which we rely.

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

Deferred Income Taxes

Deferred income taxes are recognized for the expected tax consequences in future years for differences between the tax bases of assets and liabilities and their financial reporting amounts, based upon exacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. The Company accounts for income taxes under Topic 740 - Income Tax in the Accounting Standards Codification. A valuation allowance is used to reduce deferred tax assets to the net amount expected to be recovered in future periods. The estimates for deferred tax assets and the corresponding valuation allowance require us to exercise complex judgments. We periodically review and adjust those estimates based upon the most current information available. We had a valuation allowance of $144,619 as of June 30, 2020. We had no valuation allowance as of June 30, 2021.

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

Future Expectations

AMERX expects to further penetrate the health care market through its participation in industry trade shows, advertisements in trade journals, development of additional distributor relationships and by opening new geographical territories (including international markets). These efforts have been limited due to availability secondary to the COVID-19 pandemic and the restrictions enforced on its behalf. AMERX management is trying new methods of Marketing to support its multiple product lines. AMERX management seeks to develop new markets as the AMERIGEL®, HELIX3®, AMERX® and EXTREMIT-EASE® product lines gain broader acceptance. AMERX management also seeks to develop new products to be released as soon as practicable, with expansion of the HELIX3® line expected in fiscal 2022.

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

The effects were most severely seen in April 2020. This was a direct result of the inability for customers to have elective surgery. Once elective surgeries were permitted again we have seen a steady increase in volume. We continue to monitor operations, and are still implementing procedures to keep all our employees as safe as possible. Currently, the Company is restricted in its marketing efforts as Tradeshows for the most part are not available in their traditional in person form. Most available tradeshows have chosen the virtual route, which has not proven successful from a vendor sales relationship perspective. Operationally, the pandemic has made it increasingly difficult to hire new or replacement personnel to support the Company’s growth. It has also caused wages to increase dramatically.

Results of Operations

Comparison of Fiscal 2021 and 2020.

During fiscal 2021 and 2020, our results of operations related solely to the operations of AMERX. Net sales during fiscal 2021 were approximately $4,720,000 as compared to approximately $4,334,000 in fiscal 2020, an increase of approximately $386,000 or 9%. Sales grew through continued sales of core brands combined with growth in new product brand sales.

Cost of sales were approximately $1,331,000 in fiscal 2021, as compared to approximately $1,135,000 in fiscal 2020, an increase of approximately $196,000 or 17%. Cost of sales in fiscal 2021, as a percentage of net sales, increased to 28%, from 26% in the previous fiscal year ending 2020.

Gross profit increased to approximately $3,389,000 during fiscal 2021, as compared to approximately $3,199,000 during fiscal 2020, an increase of about $189,000, or 6%. As a percentage of net sales, gross profit was approximately 72% in fiscal 2021 as compared to 74% in fiscal 2020.

Operating expenses during fiscal 2021 were approximately $3,064,000, consisting of approximately $1,734,000 in salaries and benefits and $1,330,000 in selling, general and administrative expenses. Operating expenses in fiscal 2020 were approximately $3,046,000 and consisted of approximately $1,730,000 in salaries and benefits and approximately $1,317,000 in selling, general and administrative expenses. This represents an increase in expenses of approximately $18,000 in fiscal 2021 over the operating expenses in fiscal 2020. As a percentage of net sales, operating expenses during fiscal 2021 were 65% as compared to 70% during fiscal 2020; as gross profit increased approximately $189,000 for the year on an approximately $18,000 increase in operating expenses. Salaries and Benefits increased slightly. Selling, General and Administrative expenses increased primarily due to shipping expense increases from increased sales.

Income from operations finished at approximately $325,000 in 2021, as compared to approximately $153,000 in fiscal 2020. Income before income taxes finished at approximately $832,000 in 2021, as compared to income of approximately $160,000 in 2020. Net income (after dividend requirements for Preferred Shares) was approximately $751,000 during fiscal 2021, compared to approximately $95,000 of net income during fiscal 2020. The Company recorded approximately $64,000 of income tax expense when determining the net income available to common shares in fiscal 2021, compared to $48,000 in fiscal 2020.

Management believes it is more likely than not that the tax benefit of approximately $446,000 of NOL carryforwards will be realized. Therefore, management did not provided valuation allowance. Management will continue to evaluate its operating results each reporting period and assess whether it will be able to utilize all available NOL carryforwards before expiration.

Liquidity and Capital Resources

Historically, we have financed our operations through revenues from operations. As of June 30, 2021, our principal sources of liquidity included inventories of approximately $591,000, net accounts receivable of approximately $497,000, cash of approximately $1,227,000, and certificates of deposit of approximately $280,000. We had net working capital of approximately $2,234,000 at June 30, 2021.

Operating activities provided cash of approximately $280,000 during fiscal 2021, and approximately $199,000 during fiscal 2020, consisting primarily of an increase in net income of approximately $768,000, in fiscal 2021 and an decrease in inventory, in fiscal 2020. Cash provided by investing activities during fiscal 2021 was approximately $480,000 as compared to cash used by investing activities in fiscal 2020 of approximately $24,000, respectively. Cash used in financing activities during fiscal 2021 was $199,000 compared cash provided by financing activities of $201,000 during fiscal 2020, respectively.

During fiscal 2021, no holder of shares of Preferred Stock converted its shares to Common Stock.

Commitments of Capital Expenditures

At June 30, 2021, the Company had no commitments for capital expenditures.

Off-Balance Sheet Arrangements

During fiscal years 2021 and 2020, we did not have any relationships or arrangements with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

ITEM 8.          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated financial statements as of June 30, 2021, and 2020 were audited by Ferlita, Walsh, Gonzalez and Rodriguez, P.A., the Company’s independent auditors, as indicated in their report included appearing at page F-1.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2021. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework, Guidance for Smaller Public Companies. Our assessment based on those criteria concludes that, as of June 30, 2021, the Company’s internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with Generally Accepted Accounting Principles (“GAAP”) rules as more fully described below. This was due to a deficiency that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be a material weakness. The matter involving internal controls and procedures that the Company’s management considers to be a material weakness under the standards of the Public Company Accounting Oversight Board in fiscal 2020 is inadequate segregation of duties consistent with control objectives. Management believes that this material weakness did not have an adverse effect on the Company’s financial results reported herein. We believe that this material weakness will be remedied with growth of the Company in the future and hiring of additional personnel.

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

PART III

ITEM 10.          DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers
		Capacities in	Director
NAME	Age	Which Served	Since
Regina W. Anderson	74	Chairwoman of the Board	2005
Fred W. Suggs, Jr.	74	Director	1995
James B. Anderson	51	Director, Chief Financial Officer; Procyon Vice President - Operations, AMERX Health Care Corp.	2006
Justice W. Anderson	44	Director, Chief Executive Officer; Procyon, President; AMERX Health Care Corp.	2006
Joseph R. Treshler	68	Director	2013
Dr. Paul E. Kudelko, Sr	81	Director	2013*
Monica L. McCullough	50	Director	2019
Steven McComas	54	Director	2021**
George O. Borak	60	Vice President - Sales, AMERX Health Care Corp.

*	Dr. Kudelko resigned effective July 6, 2021.
**	Mr. McComas was appointed to fill the Board vacancy caused by Dr. Kudelko’s resignation on July 6, 2021.

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

Joseph R. Treshler. Mr. Treshler has served on the Board of Director’s since January 2013 and is a member of the Audit and Compensation Committees. Mr. Treshler served for over 25 years (until June of 2018) as the Vice President of Business Management & Development of Covanta Energy Corporation, responsible for Covanta’s asset management, business development, project implementation, client community relations, community affairs and Clean World Initiative efforts in Florida. Mr. Treshler currently serves as President & CEO of JRT Consulting Services, LLC providing consulting services to public & private clients in the Waste -to-Energy Industry. Mr. Treshler earned his B.S. degree in Chemical Engineering in 1974 from Iowa State University of Science and Technology. He is a Professional Engineer registered to practice in the State of Florida. Mr. Treshler was appointed by the Company’s Board of Directors to serve on the Audit Committee on January 8, 2013 and to serve on the Ethics Committee on June 7, 2013.

Dr. Paul E. Kudelko, Sr. Dr. Kudelko has served as a Director of the Company since December 2013 and as a member of the Ethics Committee. Dr. Kudelko resigned from the Board of Directors and the Ethics Committee on July 6, 2021. Dr. Kudelko is a retired cardiovascular physician. At the time of his retirement in 2010, Dr. Kudelko had practiced with the Clearwater Cardiovascular and Interventional Consultants for the past seven years. Dr. Kudelko attended Duquesne University, graduated from the Kirksville College of Osteopathic Medicine, and was a resident in medicine at Detroit Osteopathic Hospital and Riverside Hospital, Trenton, MI. Dr. Kudelko acted as Affiliate Assistant Professor, Department of Family Medicine, and Department of Internal Medicine, at the University of South Florida College of Medicine in Tampa, FL for a total of approximately eleven years.

Monica L. McCullough. Ms. McCullough serves as Chairman of the Audit Committee. Ms. McCullough has 25 years of accounting experience in various capacities. Her experience includes the management of several accounting functions, implementation and maintenance of Sarbanes-Oxley policies and procedures, SEC reporting, coordination of quarterly and annual audits, as well as implementing and maintaining accounting systems. She has spent the last 8 years as Facility Controller in the waste to energy industry. Ms. McCullough graduated from the University of South Florida with a B.S. degree in Accounting and is a Certified Public Accountant.

Steven McComas. Mr. McComas was appointed to the Board of Directors by a unanimous vote of the Board on July 17, 2021. He was also appointed to serve on the Ethics Committee. Mr. McComas brings to the Company’s Board significant experience acting as an executive officer of several companies. Mr. McComas is an executive with thirty years of global experience in a variety of financial management, business leadership and corporate strategy. Currently, Mr. McComas is the Chief Executive Officer for Responsive Technology Partners, Inc. a managed information technology consulting and services firm operating throughout the Southeastern United States with offices in Metter, Vidalia, Atlanta, Athens, and Milledgeville Georgia, Raleigh, North Carolina and Tampa, Florida. Under Mr. McComas’ leadership, Responsive Technology Partners, Inc. has quickly grown to a ranking by Inc. Magazines’ 5000 as the 630 fastest-growing private companies in America in 2020. Mr. McComas also serves as the Chief Financial Officer for Pineland Telephone Cooperative, Inc., a rural telephone, and broadband cooperative based in Metter, Georgia and is responsible for all the company’s financial functions. Before Pineland, Mr. McComas had served as a Vice President of Finance for an operating subsidiary of the world’s largest publicly traded Thailand-based company engaged in the manufacturing and exporting of pet foods in the world. He was also the North American Director of Indirect Purchasing for a publicly traded world leader in outdoor power products for forestry, lawn and garden care headquartered in Stockholm, Sweden. Mr. McComas also was the Chief Financial Officer in commercial banking and private equity.

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

Compliance with Section 16(a) of the Exchange Act

Under the securities laws of the United States, our directors, executive officers, and any persons holding more than ten percent of our Common Stock are required to report their initial ownership of the Company’s Common Stock and any subsequent changes in that ownership to the Securities and Exchange Commission and the Company. Specific due dates for these reports have been established and we are required to disclose any failure to file, or late filing, of such reports. Based solely on our review of the reports and amendments thereto furnished to the Company and written representations that all reports that were required to be filed in fiscal 2021, our officers, directors and beneficial owners of more than ten percent of its Common Stock complied with all Section 16(a) filing requirements.

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

The Company also formed an Ethics Committee of the board members in 2004. The members are Messrs. Suggs (Chairman) and Kudelko, through his resignation on July 6, 2021. The charter for the ethics committee may be viewed on the company website (www.procyoncorp.com). The function of the Ethics Committee is to oversee officers, directors and employees in conducting business on behalf of the Company in an honest and ethical manner. The Ethics Committee is responsible for monitoring and reporting any possible violations of the Code of Ethics to the Board of Directors. With the resignation of Dr. Kudelko, Mr. McComas will assume the role vacated by Dr. Kudelko on the ethics committee in fiscal 2022.

The Company does not have a Nominating Committee. However, the entire board of directors, which is comprised of a majority of independent directors, performs the function of a nominating committee. There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors.

In fiscal 2021, the Board of Directors held four formal meetings. A majority of directors attended each meeting in person or by telephone. The Compensation Committee held five meetings during fiscal 2021. The Audit Committee held five meetings during fiscal 2020. The Ethics Committee held two meeting during fiscal 2021.

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

ITEM 11.          EXECUTIVE COMPENSATION.

Summary Compensation Table. The following table sets forth compensation information for the two fiscal years ended June 30, 2021 and 2020 of the Company’s Chief Executive Officer, Chief Financial Officer, the President and Vice President of Sales of our subsidiary, AMERX Health Care Corp. (the “Named Executive Officers”). Elements of compensation for our Named Executive Officers include salary, discretionary cash bonuses, stock option awards and other prerequisites and benefits. We do not have a pension plan and do not offer non-qualified deferred compensation arrangements.

Name and Principal Position	Year	Salary($)	Bonus($)	Option Awards ($)		Non-equity incentive plan compensation ($)(2)	All Other Compensation ($)	Total($)
Justice W. Anderson,	2021	$246,600	$0	$9,840	(1)	$31,131	$0	$287,571
President (AMERX ) CEO & President (Procyon) as of January 2018	2020	$242,116	$0	$0		$27,465	$0	$269,581
James B. Anderson,	2021	$190,000	$0	9,840	(1)	$20,883	$0	$220,723
Chief Financial Officer, Vice Pres. of Operations (AMERX )	2020	$166,924	$0	0		$15,926	$0	$182,850
George O Borak,	2021	$182,513	$0	0		$16,021	$0	$198,534
Vice Pres. Of Sales (AMERX )	2020	$172,243	$0	0		$19,718	$0	$191,961

1.	Aggregate grant date fair value. 25,000 options granted with $0.373 exercise price.
2.	Profit sharing earned in fiscal 2020/2021 respectively, but paid on or about October 1, 2020/2021 respectively.

Narrative Disclosure to Summary Compensation Table

Named Executive Officer's Employment Contracts

Justice W. Anderson's Restated and Amended Executive Employment Agreement, which is effective July 1, 2021, provides for a base annual salary of $257,000 and other benefits, including certain incentive bonus compensation based upon Amerx achieving certain financial goals for sales and net profit and at the discretion of the Board of Directors. Mr. Anderson's Agreement calls for a term of one year, but may be terminated by either party, with or without cause, upon thirty day's written notice.

James B. Anderson's Restated and Amended Executive Employment Agreement, which is effective July 1, 2021, provides for a base annual salary of $187,200 and other benefits, including short-term and long-term incentive bonus compensation based upon Amerx achieving certain operational and financial goals and at the discretion of the Board of Directors. Mr. Anderson's Agreement calls for a term of one year, but may be terminated by either party, with or without cause, upon thirty day's written notice.

George Borak's Restated and Amended Executive Employment Agreement, which is effective July 1, 2021, provides for a base annual salary of $187,200 and other benefits, including certain incentive bonus compensation based upon Amerx achieving certain financial goals for sales and net profit and at the discretion of the Board of Directors. Mr. Borak's Agreement calls for a term of one year, but may be terminated by either party, with or without cause, upon thirty day's written notice.

An Agreement to grant 25,000 options to purchase common stock was executed and delivered to Justice Anderson, pursuant to his Restated and Amended Executive Employment Agreement dated July 1, 2020 on September 24, 2021, but was granted and effective on June 30, 2021.

An Agreement to grant 25,000 options to purchase common stock was executed and delivered to James Anderson, pursuant to his Restated and Amended Executive Employment Agreement dated July 1, 2020 on September 24, 2021, but was granted and effective on June 30, 2021.

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

Stock Option Plan

The Company maintains the Procyon Corporation 2009 Stock Option Plan for Option grants prior to the Plan’s expiration in December 2019. Our shareholders approved the Procyon Corporation 2020 Stock Option and Incentive Plan (the “2020 Option Plan”) in November 2020.

The Procyon Corporation 2009 Stock Option Plan (the "2009 Option Plan") was approved by our shareholders on December 8, 2009. Pursuant to the terms of the 2009 Option Plan, the plan expired on December 8, 2019.

No further options or other awards may be granted under the 2009 Option Plan.

As of June 30, 2021, 65,000 Options to purchase common stock have been awarded to Justice Anderson under the 2009 Option Plan, pursuant to the terms of his employment agreements, effective October 1, 2015 and July 1, 2016, respectively. These options expire on October 1, 2025 and July 1, 2026, respectively. The 1,000,000 shares of common stock that have been reserved for the 2009 Option Plan (250,000 recently issued for Non-Qualified Stock Options) have not been registered under the Securities Act of 1933. We have no present plans to register such shares.

On September 22, 2020, our Board of Directors and Compensation Committee approved a new Procyon Corporation 2020 Stock Option and Incentive Plan (the "2020 Option Plan"), and recommended that the shareholders approve the plan in the annual meeting of shareholders in November, 2020. The plan was approved during the Annual meeting in November, 2020.

The purpose of the 2020 Option Plan is to advance the interests of the Company’s stockholders by enhancing the Company’s ability to attract and retain employees (including officers), directors and independent contractors of the Company, and to furnish additional incentives to such persons to enhance the value of the Company over the long term by encouraging them to acquire a proprietary interest in the Company. Employees, Consultants and Directors of the Company are eligible to be granted Awards under the 2020 Option Plan, subject to the limitations described in the Plan.

The 2020 Option Plan is to be administered by the Compensation Committee (the “Administrator”).

The 2020 Option Plan provides for the granting of Incentive Stock Options, meeting the requirements of 422 of the Internal Revenue Code (the “Code”), Non-Qualified Stock Options, which do not qualify as Incentive Stock Options, Stock Appreciation Rights (“SARs”), Restricted Stock, Restricted Stock Units, or Other Stock-Based Awards (together, an “Award”). An SAR is an Award entitling the recipient to receive shares of Common Stock having a value equal to the excess of the Fair Market Value of the Stock on the date of exercise over the exercise price of the Stock Appreciation Right multiplied by the number of shares of Stock with respect to which the Stock Appreciation Right shall have been exercised. “Restricted Stock Unit” means an unfunded, unsecured right to receive, on the applicable settlement date, one Share or an amount in cash or other consideration determined by the Administrator equal to the value thereof as of such payment date, which right may be subject to certain vesting conditions and other restrictions. “Other Stock-Based Awards” means other Awards of Shares, and other Awards that are valued in whole or in part by reference to, or are otherwise based on, Shares or other property.

The Board of Directors has authorized the issuance of 2,000,000 shares of Common Stock to underlie the granting of Awards under the 2020 Option Plan. The 2,000,000 shares of Common Stock that have been reserved for the 2020 Option Plan have not been registered under the Securities Act of 1933. We have no present plans to register such shares.

Effective June 30, 2021, the Company granted 25,000 non-qualified stock options to Justice W. Anderson and 25,000 non-qualified stock options to James B. Anderson for exceeding certain performance standards in fiscal 2021, pursuant to the terms of their respective Restated and Amended Executive Employment Agreements dated July 1, 2020. Each of the options were dated September 24, 2021, but were granted and effective as of June 30, 2021 for a ten year term and have an exercise price of .373 per share.

Incentive Stock Options may only be granted to employees of the Company or its Subsidiaries and shall be subject to and shall be construed consistently with the requirements of Section 422 of the Code. Incentive Stock Options can be granted for a term not exceeding ten years, except for Ten Percent Owners of our Common Stock, for whom the maximum option term is five years. Incentive Stock Options are granted with an exercise price of not less than 100% of the Fair Market Value of the underlying Common Stock on the date of grant. However, for Ten Percent Owners, the exercise price must be 110% of the Fair Market Value of the underlying Stock on the date of grant. Further, the aggregate Fair Market Value (determined as of the time of grant) of the shares of Stock with respect to which Incentive Stock Options granted under the Plan and any other plan of the Company or its parent and subsidiary corporations become exercisable for the first time by a Participant during any calendar year shall not exceed

$100,000.

Non-Qualified Stock Options are Options that is not intended to be or otherwise do not qualify as an Incentive Stock Option. Non-Qualified Stock Options shall be granted and have a term of not more than ten years from the date of grant. The exercise price must be not less than 100% of the Fair Market Value of the underlying Common Stock on the date of grant. Non-Qualified Stock Option can be awarded to employees, officers, directors or consultants.

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

Common Shareholdings on October 4, 2021
		Number of		Percent of
Name and Address	(3)	Shares		Class (%)
Justice W. Anderson		3,515,500	(4)	42.9
George O. Borak		100,092		1.2
Fred W. Suggs	(l)	100,000		1.2
James B. Anderson		106,000	(5)	1.3
Regina W. Anderson		78,060		1.0
Joseph R. Treshler	(1) (2)	17,000		*
Paul E. Kudelko		-		0
Monica L. McCullough	(2)	-		0
Steven McComas		-		0
All directors and officers as a group (nine persons)		3,916,652		47.8
Speer Foundation, 2535 Success Dr., Odessa, FL 33556		1,540,000		18.8

* Less than 1%

(1)	Member of the Compensation Committee.
(2)	Member of the Audit Committee.
(3)	Except as noted above, the address for all persons listed is 1300 S. Highland Ave, Clearwater, Florida 33756
(4)

Mr. Anderson beneficially owns 3,350,500 shares of common stock as Trustee of the John C. Anderson Trust in accordance with Mr. Anderson's will. He also owns of record 75,000 shares of common stock and options to purchase 90,000 shares of Common Stock.

(5)	Includes 10,000 shares in joint name with his wife and options to purchase 25,000 shares of Common Stock.

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Other than transactions described below, since July 1, 2020, there has not been, nor is there currently proposed, any transaction or series of similar transactions to which we were or will be a party:

•	in which the amount involved exceeds $120,000; and,
•

in which any director, nominee for director, executive officer, shareholder which beneficially owns five percent or more of our common stock or any member of their immediate family members, had or will have a direct or indirect material interest.

Justice W. Anderson, our Chief Executive Officer, personally guaranteed a new $250,000 line of credit on behalf of the Company of which $0 was drawn out as of June 30, 2021.

Director Independence

We have determined that the following directors are independent within applicable NASDAQ rules: Ms.McCullough and Messrs. Suggs, Treshler, Kudelko and McComas. Regina, James and Justice Anderson are not independent as they are executive officers of the Company and its subsidiaries. Accordingly, our Board of Directors is composed of a majority of independent directors. Our Compensation Committee, Audit Committee and Ethics Committee are each composed entirely of independent directors pursuant to applicable NASDAQ rules. In addition, Ms. McCullough and Mr. Treshler, also meet the definition of independence under SEC Rule 10A-3.

ITEM 14.          PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees. In fiscal 2021, the Company paid to its independent accountants $62,250 in fees related directly to the audit and review of the Company’s financial statements. In fiscal 2020, the Company paid to its independent accountants $58,750 in fees related directly to the audit and review of the Company’s financial statements.

Audit-Related Fees. The Company’s independent accountants performed no other audit-related services for the Company during fiscal 2021 and 2020, other than the audit services described above.

Tax Fees: In fiscal 2021, the Company paid to its independent accountants $2,000 in fees related directly to tax preparations. In fiscal 2020, the Company paid to its independent accountants $2,000 in fees related directly to tax preparations.

ITEM 15.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)	Exhibits

1.	The financial statements filed herewith are listed in the Index to Financial Statements included in Item 7.

Exhibit No.		Document
*	3.1	Articles of Incorporation

+	3.1.1	Articles of Amendment to Articles of Incorporation

*	3.2	Bylaws

+	4.1	Designation of Series A Preferred Stock

&	10.1	Procyon Corporation 2009 Stock Option Plan

/	10.2	Procyon Corporation 2020 Stock Option Plan

x	10.5	Business Line of Credit - Loan Agreement dated June 10, 2021.

x	10.6	Business Line of Credit - Promissory Note, effective January 13, 2021

**	10.7	Lease agreement, effective January 13, 2021.

//	10.9	Restated and Amended Executive Employment Agreement effective July 1, 2020 - Justice W. Anderson

//	10.10	Restated and Amended Executive Employment Agreement effective July 1, 2020 - James B. Anderson

//	10.12	Restated and Amended Executive Employment Agreement effective July 1, 2020 - George Borak

++	14.1	Code of Ethics for Senior Financial Officers.

x	31.1	Certification of Justice W. Anderson pursuant to Exchange Act Rule 13a-14(a)/15d-14(a)

x	31.2	Certification of James B. Anderson pursuant to Exchange Act Rule 13a-14(a)/15d-14(a)

x	32.1	Certification Pursuant to 18 U.S.C. § 1350, as Adopted Pursuant to Section906 of the Sarbanes-Oxley Act Of 2002

&&	101.1

The following materials from the Company's Annual Report on Form 10-K for the period ended June 30, 2020, formatted in XBRL (Extensible Business Reporting Language): (I) the Condensed Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) the Notes to Condensed Consolidated Financial Statement

*		Incorporated by reference to the Company’s Registration Statement on Form S-1, S.E.C. File No.33-13273.

+		Incorporated by reference to the Company’s Form 10-KSB for the fiscal year ended June 30, 1995.

++		Incorporated by reference to the Company’s Schedule 14A filed on or about October 15, 2004.

**		Incorporated by reference to the Company’s Form 8-K filed on or about March 14, 2018.

x		Filed herewith.

/		Incorporated by reference to the Company’s Schedule 14A filed on or about October 9, 2020.

&		Incorporated by reference to the Company’s Schedule 14A filed on or about November 9, 2009.

.//	Incorporated by reference to the Company’s Form 8-K filed on or about July 28, 2021.

##	Incorporated by reference to the Company’s Form 8-K filed on or about March 14, 2018

&&	Furnished, not filed

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

PROCYON CORPORATION

By: /s/ Justice W. Anderson
Justice W. Anderson,
Chief Executive Officer/President

Date: October 8, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the registrant and in the capacities and on the dates indicated have signed this report below.

Signature	Title	Date

/s/ Regina W. Anderson	Chairwoman of the Board	October 8, 2021
Regina W. Anderson

/s/ James B. Anderson	Chief Financial Officer,	October 8, 2021
James B. Anderson	President (Sirius) and Director

/s/ Justice W. Anderson	President (AMERX) and Director,	October 8, 2021
Justice W. Anderson	Chief Executive Officer and
President(Procyon)

/s/ Monica L. McCullough	Director	October 8, 2021
Monica L. McCullough

/s/ Fred W. Suggs, Jr.	Director	October 8, 2021
Fred W. Suggs, Jr.

/s/ Joseph R. Treshler	Director	October 8, 2021
Joseph R. Treshler

/s/ Steven McComas	Director	October 8, 2021
Steven McComas

EXHIBIT INDEX

Exhibit No.	Document	Item No.
* 3.1	Articles of Incorporation	3
+ 3.1.1	Articles of Amendment to Articles of Incorporation	3
* 3.2	Bylaws	3
+ 4.1	Designation of Series A Preferred Stock	4
&10.1	Procyon Corporation 2009 Stock Option Plan
/ 10.2	Procyon Corporation 2020 Stock Option Plan
x 10.5	Business Line of Credit - Loan Agreement dated June 10, 2021.
x 10.6	Business Line of Credit - Promissory Note, effective January 13, 2021
** 10.7	Lease agreement, effective January 13, 2021.
//10.9	Restated and Amended Executive Employment Agreement effective July 1, 2021 - Justice W. Anderson
//10.10	Restated and Amended Executive Employment Agreement effective July 1, 2021 - James B. Anderson
// 10.12	Restated and Amended Executive Employment Agreement effective July 1, 2021 - George Borak
++14.1	Code of Ethics for Senior Financial Officers.
x 31.1	Certification of Justice W. Anderson pursuant to Exchange Act Rule 13a-14(a)/15d-14(a)	31
x 31.2	Certification of James B. Anderson pursuant to Exchange Act Rule 13a-14(a)/15d-14(a)	31
x 32.1	Certification Pursuant to 18 U.S.C. § 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002	32
&&101.1	The following materials from the Company's Annual Report on Form 10-K for the period ended June 30, 2020, formatted in XBRL (Extensible Business Reporting Language): (I) the Condensed Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) the Notes to Condensed Consolidated Financial Statements

*	Incorporated by reference to the Company’s Registration Statement on Form S-1, S.E.C. File No. 33-13273.
+	Incorporated by reference to the Company’s Form 10-KSB for the fiscal year ended June 30, 1995.
++	Incorporated by reference to the Company’s Schedule 14A filed on or about October 15, 2004
**	Incorporated by reference to the Company’s Form 8-K filed on or about January 12, 2021
x	Filed herewith.
&	Incorporated by reference to the Company’s Schedule 14A filed on or about November 9, 2009.
//	Incorporated by reference to the Company’s Form 8-K filed on or about July 28, 2021.
##	Incorporated by reference to the Company’s Form 8-K filed on or about March 14, 2018.
&&	Furnished, not filed.
/	Incorporated by reference to the Company’s Schedule 14A filed on or about October 9, 2020

PROCYON CORPORATION AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
Years Ended June 30, 2021 and 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Procyon Corporation and Subsidiaries

Oldsmar, Florida

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Procyon Corporation and subsidiaries (the "Company") as of June 30, 2021 and 2020, the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the two-year period ended June 30, 2021 and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the two-year period ended June 30, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involve our especially challenging, subjective, or complex judgements. We determined that there are no critical audit matters.

/s/ Ferlita, Walsh, Gonzalez & Rodriguez, P. A.

We have served as the Company's auditor since 1998.

Tampa, Florida

September 29, 2021

PROCYON CORPORATION & SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
June 30, 2021 and 2020

	2021	2020
ASSETS

CURRENT ASSETS
Cash	$1,226,522	$665,834
Certificates of Deposit, plus accrued interest	280,438	155,132
Accounts Receivable, less allowance for doubtful accounts of $9,408 and $9,408 respectively	497,358	311,043
Inventories	591,058	758,516
Prepaid Expenses	276,251	183,138
TOTAL CURRENT ASSETS	2,871,627	2,073,663

PROPERTY AND EQUIPMENT, NET	109,275	452,855

OTHER ASSETS
Deposits	3,235	4,192
Inventories	263,280	83,812
Intangible Asset	17,000	17,000
ROU Assets - Operating Leases	882,344	30,245
Deferred Tax Asset, Net of Valuation Allowance of $0 and $144,619, respectively	95,568	159,874
	1,261,427	295,123

TOTAL ASSETS	$4,242,329	$2,821,641

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts Payable	$167,588	$167,459
PPP Loan Payable	-	57,028
Accrued Expenses	315,881	289,466
Short Term Lease Liabilities	154,022	-
TOTAL CURRENT LIABILITIES	637,491	513,953

LONG TERM LIABILITIES
PPP Loan Payable	-	143,972
Long Term Lease Liabilities	653,860	-
TOTAL LONG TERM LIABILITIES	653,860	143,972

TOTAL LIABILITIES	1,291,351	657,925

COMMITMENTS AND CONTINGENCIES (NOTE G)	-	-

STOCKHOLDERS' EQUITY
Preferred Stock, 496,000,000 shares authorized, none issued.	-	-
Series A Cumulative Convertible Preferred Stock, no par value; 4,000,000 shares authorized; 167,100 and 167,100 shares issued and outstanding, respectively.	126,860	126,860
Common Stock, no par value, 80,000,000 shares authorized; 8,087,388 and 8,087,388 shares issued and outstanding, respectively	4,444,766	4,444,766
Paid-in Capital	35,564	15,885
Accumulated Deficit	(1,656,212)	(2,423,795)
TOTAL STOCKHOLDERS' EQUITY	2,950,978	2,163,716

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,242,329	$2,821,641

The accompanying notes are an integral part of these financial statements.

PROCYON CORPORATION & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended June 30, 2021 and 2020

	2021	2020

NET SALES	$4,719,672	$4,334,088

COST OF SALES	1,330,979	1,134,675

GROSS PROFIT	3,388,693	3,199,413

OPERATING EXPENSES
Salaries and Benefits	1,733,708	1,729,688
Selling, General and Administrative	1,330,215	1,316,709
	3,063,923	3,046,397

INCOME FROM OPERATIONS	324,770	153,016

OTHER INCOME
(Loss) on Disposal of Assets	304,887	(4,697)
Other Income / Gain on Extinguishment of Debt	203,172	10,000
Interest Income	1,232	1,746
Interest Expense	(2,172)	-
	507,119	7,049

INCOME BEFORE INCOME TAXES	831,889	160,065

INCOME TAX EXPENSE	(64,306)	(48,407)

NET INCOME	767,583	111,658

Dividend requirements on preferred stock	(16,710)	(16,710)

Basic net income available to common shares	$750,873	$94,948

Basic net income per common share	$0.09	$0.01

Weighted average number of common shares outstanding	8,087,388	8,087,388

Diluted net income per common share	$0.09	$0.01

Weighted average number of common shares outstanding, diluted	8,319,624	8,319,488

The accompanying notes are an integral part of these financial statements.

PROCYON CORPORATION & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
For the Twelve Months Ended June 30, 2021 and 2020

Twelve Months Ended June 30, 2021	Preferred Stock		Common Stock		Paid-In	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equtiy
Balance, June 30, 2020	167,100	126,860	8,087,388	4,444,766	15,885	(2,423,795)	2,163,716

Net Income (Loss)	-	-	-	-	-	219,096	219,096

Balance, September 30, 2020	167,100	126,860	8,087,388	4,444,766	15,885	(2,204,699)	$2,382,812

Net Income (Loss)	-	-	-	-	-	74,313	74,313

Balance, December 31, 2020	167,100	126,860	8,087,388	4,444,766	15,885	(2,130,386)	2,457,125

Stock Options Issued	-	-	-	-	-	-	-

Net Income (Loss)	-	-	-	-	-	21,714	21,714

Balance, March 31, 2021	167,100	126,860	8,087,388	4,444,766	15,885	(2,108,672)	$2,478,839

Stock Options Issued					19,679		$19,679

Net Income (Loss)	-	-	-	-	-	452,460	452,460

Balance, June 30, 2021	167,100	$126,860	8,087,388	$4,444,766	$35,564	$(1,656,212)	$2,950,978

Twelve Months Ended June 30, 2020	Preferred Stock		Common Stock		Paid-In	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equtiy
Balance, June 30, 2019	167,100	$126,860	8,087,388	$4,444,766	$15,885	$(2,528,514)	$2,058,997

Cumulative Adjustment from Adoption of ASC 842	-	-	-	-	-	(6,939)	(6,939)

Net Income (Loss)	-	-	-	-	-	83,840	83,840

Balance, September 30, 2019	167,100	126,860	8,087,388	4,444,766	15,885	(2,451,613)	2,135,898

Net Income (Loss)	-	-	-	-	-	(204)	(204)

Balance, December 31, 2019	167,100	126,860	8,087,388	4,444,766	15,885	(2,451,817)	2,135,694

Net Income (Loss)	-	-	-	-	-	55,929	55,929

Balance, March 31, 2020	167,100	126,860	8,087,388	4,444,766	15,885	(2,395,888)	2,191,623

Net Income (Loss)	-	-	-	-	-	(27,907)	(27,907)

Balance, June 30, 2020	167,100	$126,860	8,087,388	$4,444,766	$15,885	$(2,423,795)	$2,163,716

The accompanying notes are an integral part of these financial statements.

PROCYON CORPORATION & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended June 30, 2021 and 2010

	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES

Net Income	$767,583	$111,658
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	43,331	53,952
Increase in Allowance for Doubtful Accounts	-	2,689
Right of Use Asset Amortization	120,981	(30,245)
Adoption of ASC 842	-	(6,939)
Accrued Interest on Certificate of Deposit	(306)	-
Deferred Income Taxes	208,925	48,407
Valuation Allowance	(144,619)	-
(Gain)/Loss on Sale of Assets	(304,887)	4,697
Gain on Extinguishment of Debt	(203,172)	-
Stock Based Compensation	19,679	-
Decrease (increase) in:
Accounts Receivable	(186,315)	105,898
Deposits	957	-
Inventory	(12,010)	(233,691)
Prepaid Expenses	(93,113)	61,356
Increase (decrease) in:
Accounts Payable	129	20,014
Accrued Interest Payable	2,172	-
Accrued Expenses	60,165	60,976
NET CASH PROVIDED BY OPERATING ACTIVITIES	279,500	198,772

CASH FLOW FROM INVESTING ACTIVITIES
Purchase of Certificate of Deposit	(125,000)	-
Redemption of Certificate of Deposit	-	(1,181)
Purchase of Property & Equipment	(65,166)	(23,044)
Proceeds on disposal of property and equipment	670,303	-
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	480,137	(24,225)

CASH FLOW FROM FINANCING ACTIVITIES
Payments on Operating Lease Liability	(198,949)	-
Proceeds from PPP Loan	-	201,000
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(198,949)	201,000

NET CHANGE IN CASH	560,688	375,547

CASH AT BEGINNING OF THE YEAR	665,834	290,287

CASH AT END OF THE YEAR	$1,226,522	$665,834

SUPPLEMENTAL DISCLOSURES
Interest Paid	$-	$-
Taxes Paid	$-	$-

NONCASH TRANSACTION DISCLOSURES

During the current year, the Company recorded a right of use asset for $973,081 and recorded a related right of use liability of $973,081.

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

Concentration of Credit Risk

The Company maintains its cash at various financial institutions. All noninterest-bearing transaction accounts are fully insured by the Federal Deposit Insurance Corporation, regardless of the balance of the account, at all insured institutions. At June 30, 2021 and 2020, our uninsured cash balance was $30 and $334,265 respectively.

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

The valuation of accounts receivable is based upon the credit-worthiness of customers as well as historical collection experience. Estimating the credit worthiness of customers and recoverability of customer accounts requires us to exercise considerable judgment. Allowances for doubtful accounts are recorded as a selling, general and administrative expense for estimated amounts expected to be uncollectible from third-party payers and customers. The Company bases its estimates on its historical collection and write-off experience, current trends, credit policy, and on analysis of accounts receivable by aging category. As of June 30, 2021 and 2020, accounts receivable allowance was approximately $9,400 and $9,400, or less than 2% and 3% respectively of gross accounts receivable.

Inventories

Inventories are valued at the lower of average cost or net realized value determined by the first-in, first-out method. A portion of inventory is included in non-current inventory. The non-current balance represents product that will most likely not be used within the next 12 months. A majority of this inventory comes from minimum economic level orders necessary to produce product at a reasonable cost.

Property and Equipment

Property and equipment are stated at cost. Depreciation is computed on a straight-line basis over their estimated useful lives. Leased equipment is recorded at it’s fair market value at the beginning of the lease term and is depreciated over the life of the equipment. Depreciation on leased equipment is included in depreciation expense.

Deferred Income Taxes

Deferred income taxes are recognized for the expected tax consequences in future years for differences between the tax bases of assets and liabilities and their financial reporting amounts, based upon exacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. The Company accounts for income taxes under Topic 740 - Income Tax in the Accounting Standards Codification. A valuation allowance is used to reduce deferred tax assets to the net amount expected to be recovered in future periods. The estimates for deferred tax assets and the corresponding valuation allowance require us to exercise complex judgments. We periodically review and adjust those estimates based upon the most current information available. We have no valuation allowance as of June 30, 2021. We had a valuation allowance of $144,619 as of June 30, 2020.

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

Shipping and Handling Costs

Shipping and handling costs incurred were approximately $221,000 and $157,000 for the years ended June 30, 2021, and 2020, respectively, and were included in selling, general and administrative expenses.

Advertising and Marketing

The Company records advertising and marketing expenses in the periods in which they are incurred. During the years ended June 30, 2021 and 2020, approximately $240,000 and $400,000, of advertising and marketing costs were included in selling, general and administrative expenses for each respective year.

Stock Based Compensation

In November 2020, our shareholders approved the Procyon Corporation 2020 Stock Option and Incentive Plan (the “2020 Option Plan”).

The Company maintained the Procyon Corporation 2009 Stock Option Plan (the "2009 Option Plan"), which expired on December 8, 2019. The 2009 Option Plan was approved by the Company's shareholders on December 8, 2009. No further stock options or other awards may be granted under the 2009 Option Plan.

The 2009 Option Plan provided for the granting of incentive stock options, non-qualified stock options, and stock appreciation rights ("SARs") to eligible officers, directors, employees and consultants of the Company and its subsidiaries. The 2009 Option Plan is administered by the Compensation Committee. The Board of Directors has authorized the issuance of 500,000 shares of common stock to underlie the granting of incentive stock options and 500,000 shares of common stock to underlie the granting of non-qualified stock options and SARs under the 2009 Option Plan. The Board issued 250,000 shares of common stock to underlie Non-Qualified Stock Options, on September 27, 2016, effective June 30, 2016. However, 40,000 Options to purchase common stock were awarded to Justice Anderson pursuant to his employment agreement effective July 1, 2016 and 25,000 Options to purchase common stock were awarded to Justice Anderson pursuant to his employment agreement effective July 1, 2017. These Options will expire ten years after their respective grant dates. As of June 30, 2021, no other stock options or other awards have been granted under the 2009 Option Plan. The 1,000,000 shares of common stock that have been reserved for the 2009 Option Plan (250,000 recently issued for Non-Qualified Stock Options) have not been registered under the Securities Act of 1933.

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

The 2020 Option Plan provides for the granting of Incentive Stock Options, meeting the requirements of 422 of the Internal Revenue Code (the “Code”), Non-Qualified Stock Options, which do not qualify as Incentive Stock Options, Stock Appreciation Rights (“SARs”), Restricted Stock, Restricted Stock Units, or Other Stock-Based Awards (together, an “Award”). An SAR is an Award entitling the recipient to receive shares of Common Stock having a value equal to the excess of the Fair Market Value of the Stock on the date of exercise over the exercise price of the Stock Appreciation Right multiplied by the number of shares of Stock with respect to which the Stock Appreciation Right shall have been exercised. “Restricted Stock Unit” means an unfunded, unsecured right to receive, on the applicable settlement date, one Share or an amount in cash or other consideration determined by the Administrator equal to the value thereof as of such payment date, which right may be subject to certain vesting conditions and other restrictions. “Other Stock-Based Awards” means other Awards of Shares, and other Awards that are valued in whole or in part by reference to, or are otherwise based on, Shares or other property.

The Board of Directors has authorized the issuance of 2,000,000 shares of Common Stock to underlie the granting of Awards under the 2020 Option Plan. The 2,000,000 shares of Common Stock that have been reserved for the 2020 Option Plan have not been registered under the Securities Act of 1933. We have no present plans to register such shares. Incentive Stock Options may only be granted to employees of the Company or its Subsidiaries and shall be subject to and shall be construed consistently with the requirements of Section 422 of the Code. Incentive Stock Options can be granted for a term not exceeding ten years, except for Ten Percent Owners of our Common Stock, for whom the maximum option term is five years. Incentive Stock Options are granted with an exercise price of not less than 100% of the Fair Market Value of the underlying Common Stock on the date of grant. However, for Ten Percent Owners, the exercise price must be 110% of the Fair Market Value of the underlying Stock on the date of grant. Further, the aggregate Fair Market Value (determined as of the time of grant) of the shares of Stock with respect to which Incentive Stock Options granted under the Plan and any other plan of the Company or its parent and subsidiary corporations become exercisable for the first time by a Participant during any calendar year shall not exceed $100,000.

Non-Qualified Stock Options are Options that is not intended to be or otherwise do not qualify as an Incentive Stock Option. Non-Qualified Stock Options shall be granted and have a term of not more than ten years from the date of grant. The exercise price must be not less than 100% of the Fair Market Value of the underlying Common Stock on the date of grant. Non-Qualified Stock Option can be awarded to employees, officers, directors or consultants.

Effective June 30, 2021, the Company granted 25,000 non-qualified stock options to Justice W. Anderson and 25,000 non-qualified stock options to James B. Anderson for exceeding certain performance standards in fiscal 2021, pursuant to the terms of their respective Restated and Amended Executive Employment Agreements dated July 1, 2020. Each of the options were dated September 24, 2021, but were granted and effective as of June 30, 2021 for a ten year term and have an exercise price of .373 per share.

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

Effective as of June 30, 2021, the Company granted 25,000 non-qualified stock options to Justice W. Anderson and 25,000 non-qualified stock options to James B. Anderson for exceeding certain performance standards in fiscal 2021, pursuant to the terms of their respective Restated and Amended Executive Employment Agreements dated July 1, 2020. Each of the options were granted on June 30, 2021 with a ten year term and have an exercise price of .373 per option.

Additional information with respect to stock option activity is as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at June 30, 2019	65,000	$0.17
Granted	-	$-
Exercised	-	$-
Cancelled	-	$-
Outstanding at June 30, 2020	65,000	$0.17
Granted	50,000	$0.37
Exercised	-	$-
Cancelled	-	$-
Outstanding at June 30, 2021	115,000	$0.26
Options exercisable at June 30, 2020	65,000	$0.17
Options exercisable at June 30, 2021	115,000	$0.26

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

Subsequent Events

We have evaluated subsequent events through September 29, 2021, which is the date the financial statements were available to be issued.

NOTE B - INVENTORIES

Inventories consisted of the following:

	June 30, 2021	June 30, 2020
Finished Goods	$683,771	$645,039
Raw Materials	170,567	160,242
	$854,338	$805,281

At June 30, 2021 and 2020, respectively, $263,280 and $83,812 of our inventory was considered non-current as it will not be used within a one year period.

NOTE C - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

As of June 30, 2021	Owned	Capitalized Leases	Total
Office Equipment	$223,018	$0	$223,018
Furniture and Fixtures	45,082		45,082
Software	26,021		26,021
Leasehold improvements	26,301		26,301
Production Equipment	26,249		26,249
Building	18,392		18,392
Land	0	0	0
	365,063	0	365,063
Less accumulated depreciation	(255,788)	0	(255,788)
	$109,275	$0	$109,275

Depreciation expense was $43,331 for the year ended June 30, 2021.

As of June 30, 2020	Owned	Capitalized Leases	Total
Office Equipment	$178,404	$11,364	$189,768
Furniture and Fixtures	40,304		40,304
Software	26,021		26,021
Leasehold Improvements	95,329		95,329
Production Equipment	25,452		25,452
Building	492,559		492,559
Land	64,547		64,547
	922,616	11,364	933,980
Less accumulated depreciation	(469,761)	(11,364)	(481,125)
	$452,855	$0	$452,855

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

NOTE E - ACCRUED EXPENSES

Accrued expenses consist of the following at June 30, 2021 and 2020.

	2021	2020
Accrued Payroll	$131,187	$119,756
Accrued Paid Time Off	29,899	31,094
Accrued Professional Fees	50,916	49,278
Accrued Incentive Plan	55,398	51,746
Accrued Lease Liabiity	38,620	33,750
Other	9,861	3,842
Total	$315,881	$289,466

NOTE F - LINE OF CREDIT

In fiscal 2019, the Company entered into a new line of credit with a limit of $250,000 from a financial institution. At June 30, 2021 and June 30, 2020, the Company owed $0 on this line of credit. This line of credit was not renewed.

A new line of credit was procured in June 2021, with a new bank. The limit for this line of credit is $250,000 as well. Terms of the Line of credit include and an interest rate that fluctuates at prime plus a half of point, interest only. The line of credit matures on June 30, 2022.

Interest expense for the years ended June 30, 2021 and 2020 was $0 and $0, respectively.

The line of credit is guaranteed by Justice W. Anderson, President and Chief Executive Officer.

NOTE G - PAYCHECK PROTECTION PROGRAM LOAN

The Company applied for a loan with the Small Business Administration (the "SBA") Paycheck Protection Program ("PPP") of the Coronavirus Aid, Relief and Economic Security Act of 2020 (the "CARES Act") in the amount of $201,000 (the "Loan"). The Loan was funded on April 13, 2020. The Company used the proceeds of the Loan for covered payroll costs, rent and utilities in accordance with the relevant terms and conditions of the CARES Act.

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

The loan was forgiven in May of 2021.

NOTE H - COMMITMENTS AND CONTINGENCIES

The Company leases warehouse office space under operating leases expiring through year 2021. Lease expenses for the fiscal years ended June 30, 2021 and 2020 were $31,091 and $29,193, respectively. During the current fiscal year, the Company entered into a new lease for its office space, warehouse space and certain equipment. The minimum lease payments due under the lease agreements for fiscal years ended June 30, are as follows:

2022	$177,915
2023	181,326
2024	184,805
2025	188,353
2026	141,062
$873,461

NOTE I - STOCKHOLDERS’ EQUITY

During January 1995, the Company's Board of Directors authorized the issuance of up to 4,000,000 shares of Series A Cumulative Convertible Preferred Stock. The preferred stockholders are entitled to receive, if declared by the board of directors, quarterly dividends at an annual rate of $.10 per share of Series A Cumulative Convertible Preferred Stock per annum. Dividends accrue without interest and are cumulative from the date of issuance of the Series A Cumulative Convertible Preferred Stock and are payable quarterly in arrears in cash or publicly traded common stock when and if declared by the board of directors. As of June 30, 2021, no dividends have been declared. Dividends in arrears on the outstanding preferred shares total $404,516 or approximately $2.42 per share as of June 30, 2021. So long as any shares of Series A Preferred Stock are outstanding, the Company is prohibited from declaring dividends or other distributions related to its Common Stock or purchasing, redeeming or otherwise acquiring any of the Common Stock.

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

Share-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest. As share-based compensation expense recognized in the statement of operations is based on awards ultimately expected to vest, it can be reduced for estimated forfeitures. The ASC topic Stock Compensation requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The share based compensation charged against income for the periods ended June 30, 2021 and 2020 was $19,679 and $0 respectively.

The Black-Scholes option-pricing model, which values options based on the stock price at grant date, the expected life of the options, the estimated volatility of the stock and the risk free interest rate over the life of the option. The assumption used in the Black-Scholes model were as follows for the stock options granted for the year ended June 30, 2021.

Stock Price at Date of Grant	$.373
Risk-free interest rate	1.41%
Expected volatility of common stock	183.81%
Dividend yield	0%
Expected life of options (years)	10

NOTE J - EARNINGS PER SHARE

As required by Accounting Standards Codification Topic 260 - Earnings per Share (“Topic 260"), the following table sets forth the computation of basic and diluted earnings per share:

	Years Ended June 30,
	2021	2020
Numerator:

Net Income (Loss)	$767,583	$111,658
Adjustment for basic earnings per share:
Dividend requirements on preferred stock	(16,710)	(16,710)
Numerator for basic earnings per share- Net income available to common stockholders	$750,873	$94,948

Effect of dilutive securities:
Numerator for diluted earnings per share-Net income available to common stockholder	$750,873	$94,948

Denominator:

Denominator for basic earnings per share-Weighted-average common shares	8,087,388	8,087,388
Effect of dilutive securities: Stock options	65,136	65,000
Weighted-average Dilutive potential common shares	167,100	167,100
Denominator for dilutive earnings per share-Adjusted weighted-average shares and assumed conversions	8,319,624	8,319,488
Basic Net Income per share	$0.09	$0.01
Diluted Net Income per share	$0.09	$0.01

NOTE K - INCOME TAXES AND AVAILABLE CARRYFORWARD

As of June 30, 2021, the Company had consolidated income tax net operating loss ("NOL") carryforward for federal income tax purposes of approximately $446,000. The NOL will expire in various years ending through the year 2035.The utilization of certain of the loss carryforwards are limited under Section 382 of the Internal Revenue Code.

The components of the provision for income taxes expenses are attributable to continuing operations as follows:

	Year ended June 30, 2021	Year ended June 30, 2020
Current
Federal	$-	$-
State	-	-
	-	-
Deferred
Federal	$(53,281)	$(40,109)
State	(11,025)	(8,298)
	$(64,306)	$(48,407)

Deferred income taxes reflect the net tax effects of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:

Non-Current
Deferred tax assets:
NOL and contribution carryforwards	$112,934
Share based payments	4,988
Lease Liabilities - operating leases	204,758
Accrued compensated absences	7,578
Accrued bonus	14,041
Allowance for doubtful accounts	2,384
346,683
Deferred tax (liabilities):
Right of use assets - operating leases	(223,630)
Excess of tax over book depreciation	(27,485)
Total deferred tax (liabilities)	(251,115)
Net deferred tax asset (liability)	95,568
Valuation Allowance	-
Net deferred tax asset	$95,568

The change in the valuation allowance is as follows:
June 30, 2021	$-
June 30, 2020	(144,619)
$144,619

Income taxes for the years ended June 30, 2021 and 2020 differ from the amounts computed by applying the effective income tax rates of 25.35% to income before income taxes as a result of the following:

	2021	2020
Expected benefit (provision) at US statutory rate	$(174,963)	$(33,613)
State income tax net of federal benefit (provision)	(36,201)	(6,955)
Nondeductible expense	(3,450)	(6,412)
Non Taxable Income	51,494	-
Change in estimates of losses carryforward	(45,805)	(29,328)
Change in valuation allowance	144,619	26,761
Other	-	1,140

Income tax benefit (expense)	$(64,306)	$(48,407)

The earliest tax year still subject to examination by taxing jurisdictions is fiscal year June 30, 2018.

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

There were no back orders as of June 30, 2021 and 2020, respectively, due to the timely receipt of product from the manufacturer.

NOTE M - MAJOR CUSTOMER

During the year ended June 30, 2021 sales from one customer accounted for approximately 10% of AMERX’s sales. In fiscal 2020 no customers accounted for more then 10% of AMERX’s sales.

NOTE N - RESEARCH AND DEVELOPMENT

AMERX incurred $30,900 and $23,093 during the years ended June 30, 2021 and 2020, respectively, towards research and development efforts. These efforts were directed towards additional studies aimed at expanding existing markets, correcting issues with FDA compliance and manufacturing.

NOTE O - PANDEMIC HEALTH ISSUE

At the time of release of these financial statements, the United States continues to experience a National Emergency related to persistent health issues caused by the COVID-19 pandemic. Management is unable to quantify the potential duration and economic impact of mandated closures by our National, State or Local governments.

NOTE P - RIGHT-OF-USE ASSETS AND LEASE LIABILITIES

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

The following is information related to the Company’s right-of-use assets and liabilities for its operating leases:

ROU assets - operating leases obtained in exchange for lease liabilities - operating leases	$1,046,800
Amortization of ROU assets since lease inception	(164,455)
ROU assets - operating leases at June 30, 2021	$882,344

Lease liabilities - operating leases on adoption date	$1,053,740
Payments on lease liabilities	(245,858)
Lease liabilities - operating leases on June 30, 2021	807,882
Lease liabilities - operating leases due in the 12 months ending June 30, 2022	154,022
Lease liabilities - operating leases due after June 30, 2022	$653,860

Variable lease expense was $133,531 and $46,666 for the years ended June 30, 2021 and 2020, respectively.

Weighted average remaining lease term was 4.74 years and weighted average discount rate was 3.29% at June 30, 2021.

NOTE Q - RECENT ACCOUNTING PRONOUNCEMENTS

In December 2019, the FASB issued Accounting Standards Update No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting/or Income Taxes {44ASU 2019-12"), which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. ASU 2019-12 will be effective for interim and annual periods beginning after December 15, 2020. Early adoption is permitted. The Company is currently evaluating the potential impact of the adoption of the new standard on its consolidated statements of financial conditionand results of operations.

In June 2016, the F ASB issued Accounting Standards Update No. 2016-13, Financial Instruments - Credit Loss (Topic 326) {44ASU 2016-13"), which updates the guidance on recognition and measurement of credit losses for financial assets. The new requirements, known as the current expected credit loss model ("CECL ") will require entities to adopt an impairment model based on expected losses rather than incurred losses. ASU 2016-13 must be adopted on a modified-retrospective approach. This update was effective for fiscal years beginning after December 15, 2020 including interim periods within those fiscal years. In October 2019, the F ASB approved an extension for all non-SEC filers, including small reporting companies, to extend the effective date to fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Therefore, the effective date for this update will be July 1, 2023. The Company is currently evaluating the potential impact of the adoption of the new standard on its consolidated statements of financial condition and results of operations.