Form 10-K/A
period 2021-06-30
PROCYON CORP
filed 2021-11-12
CIK 812306

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

164 Douglas Road East, Oldsmar, Florida 34677

(Address of principal executive offices)(Zip Code)

Issuer’s telephone number, including area code: (727) 447-2998

Securities registered pursuant to Section 12(b) of the Act:	None
Securities registered pursuant to Section 12(g) of the Act:	Common Stock

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. [ ] Yes [ x ] No Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☒ No

Indicate by checkmark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes ☒ No

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

DOCUMENTS INCORPORATED BY REFERENCE:

None.

Explanatory Note

Procyon Corporation (the "Company") is filing this Amendment No. 1 (the "Amendment") to its Annual Report on Form 10-K for the fiscal year ended June 30, 2021 (the "Fiscal 2021 Form 10-K"), as filed with the Securities and Exchange Commission on October 8, 2021 solely to make certain restatements to the accompanying financial statements for the year ended June 30, 2021 related to accruing certain incentive bonuses earned by three executive officers, and notes thereto, and to amend figures contained in the Management’s Discussion and Analysis of Financial Condition and Results of Operations and Summary Compensation Table contained in Item 11, Executive Compensation. The financial statements for the year ended June 30, 2020 were not restated.

Except as it relates to the provision of the information described above, this Amendment does not reflect subsequent events occurring after the original filing date of the Fiscal 2021 Form 10-K or modify or update in any way disclosures made in the Fiscal 2021 Form 10-K.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), this Amendment also contains new certifications of the Company’s principal executive officer and principal financial officer pursuant to Section 302 and 906 of the Sarbanes-Oxley Act of 2002. These certifications are attached to this Amendment as Exhibits.

PART II

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

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

Operating expenses during fiscal 2021 were approximately $3,162,000, consisting of approximately $1,832,000 in salaries and benefits and $1,330,000 in selling, general and administrative expenses. Operating expenses in fiscal 2020 were approximately $3,046,000 and consisted of approximately $1,730,000 in salaries and benefits and approximately $1,317,000 in selling, general and administrative expenses. This represents an increase in expenses of approximately $116,000 in fiscal 2021 over the operating expenses in fiscal 2020. As a percentage of net sales, operating expenses during fiscal 2021 were 67% as compared to 70% during fiscal 2020; as gross profit increased approximately $189,000 for the year on an approximately $116,000 increase in operating expenses. Salaries and Benefits increased slightly. Selling, General and Administrative expenses increased primarily due to shipping expense increases from increased sales.

Income from operations finished at approximately $227,000 in 2021, as compared to approximately $153,000 in fiscal 2020. Income before income taxes finished at approximately $734,000 in 2021, as compared to income of approximately $160,000 in 2020. Net income (after dividend requirements for Preferred Shares) was approximately $678,000 during fiscal 2021, compared to approximately $95,000 of net income during fiscal 2020. The Company recorded approximately $39,000 of income tax expense when determining the net income available to common shares in fiscal 2021, compared to $48,000 in fiscal 2020.

Management believes it is more likely than not that the tax benefit of approximately $446,000 of NOL carryforwards will be realized. Therefore, management did not provided valuation allowance. Management will continue to evaluate its operating results each reporting period and assess whether it will be able to utilize all available NOL carryforwards before expiration.

Liquidity and Capital Resources

Historically, we have financed our operations through revenues from operations. As of June 30, 2021, our principal sources of liquidity included inventories of approximately $591,000, net accounts receivable of approximately $497,000, cash of approximately $1,227,000, and certificates of deposit of approximately $280,000. We had net working capital of approximately $2,136,000 at June 30, 2021.

Operating activities provided cash of approximately $280,000 during fiscal 2021, and approximately $199,000 during fiscal 2020, consisting primarily of an increase in net income of approximately $694,000, in fiscal 2021 and an decrease in inventory, in fiscal 2020. Cash provided by investing activities during fiscal 2021 was approximately $480,000 as compared to cash used by investing activities in fiscal 2020 of approximately $24,000, respectively. Cash used in financing activities during fiscal 2021 was $199,000 compared cash provided by financing activities of $201,000 during fiscal 2020, respectively.

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

Name and Principal Position	Year	Salary($)	Bonus($)	Option Awards ($)		Non-equity incentive plan compensation ($)(2)	All Other Compensation ($)	Total($)
Justice W. Anderson,	2021	$251,354	$0	$9,840	(1)	$26,377	$0	$287,571
President (AMERX ) CEO & President (Procyon) as of January 2018	2020	$242,116	$0	$0		$27,465	$0	$269,581
James B. Anderson,	2021	$183,135	$0	9,840	(1)	$20,883	$0	$213,858
Chief Financial Officer, Vice Pres. of Operations (AMERX )	2020	$166,924	$0	0		$15,926	$0	$182,850
George O Borak,	2021	$178,858	$0	0		$12,176	$0	$191,034
Vice Pres. Of Sales (AMERX )	2020	$172,243	$0	0		$19,718	$0	$191,961

1.	Aggregate grant date fair value. 25,000 options granted with $0.373 exercise price.
2.	Profit sharing earned in fiscal 2020/2021 respectively, but paid on or about October 1, 2020/2021 respectively.

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

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)	Exhibits

1.	The financial statements filed herewith are listed in the Index to Financial Statements included in Item 7.

Exhibit No.		Document
x	31.1	Certification of Justice W. Anderson pursuant to Exchange Act Rule 13a-14(a)/15d-14(a)
x	31.2	Certification of James B. Anderson pursuant to Exchange Act Rule 13a-14(a)/15d-14(a)
x	32.1	Certification Pursuant to 18 U.S.C. § 1350, as Adopted Pursuant to Section906 of the Sarbanes-Oxley Act Of 2002
	101.1	The following materials from the Company's Annual Report on Form 10-K/A for the period ended June 30, 2021, formatted as XBRL (Extensible Business Reporting Language): (I) the Condensed Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) the Notes to Condensed Consolidated Financial Statements
x		Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

PROCYON CORPORATION

By: /s/ Justice W. Anderson
Justice W. Anderson,
Chief Excutive Officer / President

Date: November 12, 2021

EXHIBIT INDEX

Exhibit No.	Document	Item No.
x 31.1	Certification of Justice W. Anderson pursuant to Exchange Act Rule 13a-14(a)/15d-14(a)	31
x 31.2	Certification of James B. Anderson pursuant to Exchange Act Rule 13a-14(a)/15d-14(a)	31
x 32.1	Certification Pursuant to 18 U.S.C. § 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002	32
101.1	The following materials from the Company's Annual Report on Form 10-K/A for the period ended June 30, 2021, formatted as Inline XBRL (Extensible Business Reporting Language): (I) the Condensed Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) the Notes to Condensed Consolidated Financial Statements
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

x         Filed herewith.

PROCYON CORPORATION AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

Years Ended June 30, 2021, as restated and 2020

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

Restatement of Previously Issued Financial Statements

As discussed in Note R to the consolidated financial statements, the Company has restated its June 30, 2021 financial statements to correct misstatements.

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

Tampa, Florida

September 29, 2021, except for the effect of the restatement disclosed in Note R, as to which the date is November 8, 2021.

PROCYON CORPORATION & SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
June 30, 2021, as restated and 2020

	2021	2020
ASSETS

CURRENT ASSETS
Cash	$1,226,522	$665,834
Certificates of Deposit, plus accrued interest	280,438	155,132
Accounts Receivable, less allowance for doubtful accounts of $9,408 and $9,408 respectively	497,358	311,043
Inventories	591,058	758,516
Prepaid Expenses	276,251	183,138
TOTAL CURRENT ASSETS	2,871,627	2,073,663

PROPERTY AND EQUIPMENT, NET	109,275	452,855

OTHER ASSETS
Deposits	3,235	4,192
Inventories	263,280	83,812
Intangible Asset	17,000	17,000
ROU Assets - Operating Leases	882,344	30,245
Deferred Tax Asset, Net of Valuation Allowance of $0 and $144,619, respectively	120,430	159,874
	1,286,289	295,123

TOTAL ASSETS	$4,267,191	$2,821,641

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts Payable	$167,588	$167,459
PPP Loan Payable	-	57,028
Accrued Expenses	413,977	289,466
Short Term Lease Liabilities	154,022	-
TOTAL CURRENT LIABILITIES	735,587	513,953

LONG TERM LIABILITIES
PPP Loan Payable	-	143,972
Long Term Lease Liabilities	653,860	-
TOTAL LONG TERM LIABILITIES	653,860	143,972

TOTAL LIABILITIES	1,389,447	657,925

COMMITMENTS AND CONTINGENCIES (NOTE G)	-	-

STOCKHOLDERS' EQUITY
Preferred Stock, 496,000,000 shares authorized, none issued.	-	-
Series A Cumulative Convertible Preferred Stock, no par value; 4,000,000 shares authorized; 167,100 and 167,100 shares issued and outstanding, respectively.	126,860	126,860
Common Stock, no par value, 80,000,000 shares authorized; 8,087,388 and 8,087,388 shares issued and outstanding, respectively	4,444,766	4,444,766
Paid-in Capital	35,564	15,885
Accumulated Deficit	(1,729,446)	(2,423,795)
TOTAL STOCKHOLDERS' EQUITY	2,877,744	2,163,716

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,267,191	$2,821,641

The accompanying notes are an integral part of these financial statements.

PROCYON CORPORATION & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
June 30, 2021, as restated and 2020

	2021	2020

NET SALES	$4,719,672	$4,334,088

COST OF SALES	1,330,979	1,134,675

GROSS PROFIT	3,388,693	3,199,413

OPERATING EXPENSES
Salaries and Benefits	1,831,804	1,729,688
Selling, General and Administrative	1,330,215	1,316,709
	3,162,019	3,046,397

INCOME FROM OPERATIONS	226,674	153,016

OTHER INCOME
(Loss) on Disposal of Assets	304,887	(4,697)
Other Income / Gain on Extinguishment of Debt	203,172	10,000
Interest Income	1,232	1,746
Interest Expense	(2,172)	-
	507,119	7,049

INCOME BEFORE INCOME TAXES	733,793	160,065

INCOME TAX EXPENSE	(39,444)	(48,407)

NET INCOME	694,349	111,658

Dividend requirements on preferred stock	(16,710)	(16,710)

Basic net income available to common shares	$677,639	$94,948

Basic net income per common share	$0.08	$0.01

Weighted average number of common shares outstanding	8,087,388	8,087,388

Diluted net income per common share	$0.08	$0.01

Weighted average number of common shares outstanding, diluted	8,319,624	8,319,488

The accompanying notes are an integral part of these financial statements.

PROCYON CORPORATION & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
For the Twelve Months Ended June 30, 2021, as restated and 2020

Twelve Months Ended June 30, 2021	Preferred Stock		Common Stock		Paid-In	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equtiy
Balance, June 30, 2020	167,100	126,860	8,087,388	4,444,766	15,885	(2,423,795)	2,163,716

Net Income (Loss)	-	-	-	-	-	219,096	219,096

Balance, September 30, 2020	167,100	126,860	8,087,388	4,444,766	15,885	(2,204,699)	$2,382,812

Net Income (Loss)	-	-	-	-	-	74,313	74,313

Balance, December 31, 2020	167,100	126,860	8,087,388	4,444,766	15,885	(2,130,386)	2,457,125

Stock Options Issued	-	-	-	-	-	-	-

Net Income (Loss)	-	-	-	-	-	21,714	21,714

Balance, March 31, 2021	167,100	126,860	8,087,388	4,444,766	15,885	(2,108,672)	$2,478,839

Stock Options Issued					19,679		$19,679

Net Income (Loss)	-	-	-	-	-	379,226	379,226

Balance, June 30, 2021	167,100	$126,860	8,087,388	$4,444,766	$35,564	$(1,729,446)	$2,877,744

Twelve Months Ended June 30, 2020	Preferred Stock		Common Stock		Paid-In	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equtiy
Balance, June 30, 2019	167,100	$126,860	8,087,388	$4,444,766	$15,885	$(2,528,514)	$2,058,997

Cumulative Adjustment from Adoption of ASC 842	-	-	-	-	-	(6,939)	(6,939)

Net Income (Loss)	-	-	-	-	-	83,840	83,840

Balance, September 30, 2019	167,100	126,860	8,087,388	4,444,766	15,885	(2,451,613)	2,135,898

Net Income (Loss)	-	-	-	-	-	(204)	(204)

Balance, December 31, 2019	167,100	126,860	8,087,388	4,444,766	15,885	(2,451,817)	2,135,694

Net Income (Loss)	-	-	-	-	-	55,929	55,929

Balance, March 31, 2020	167,100	126,860	8,087,388	4,444,766	15,885	(2,395,888)	2,191,623

Net Income (Loss)	-	-	-	-	-	(27,907)	(27,907)

Balance, June 30, 2020	167,100	$126,860	8,087,388	$4,444,766	$15,885	$(2,423,795)	$2,163,716

The accompanying notes are an integral part of these financial statements.

PROCYON CORPORATION & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended June 30, 2021, as restated and 2020

	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES

Net Income	$694,349	$111,658
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	43,331	53,952
Increase in Allowance for Doubtful Accounts	-	2,689
Right of Use Asset Amortization	120,981	(30,245)
Adoption of ASC 842	-	(6,939)
Accrued Interest on Certificate of Deposit	(306)	-
Deferred Income Taxes	184,063	48,407
Valuation Allowance	(144,619)	-
(Gain)/Loss on Sale of Assets	(304,887)	4,697
Gain on Extinguishment of Debt	(203,172)	-
Stock Based Compensation	19,679	-
Decrease (increase) in:
Accounts Receivable	(186,315)	105,898
Deposits	957	-
Inventory	(12,010)	(233,691)
Prepaid Expenses	(93,113)	61,356
Increase (decrease) in:
Accounts Payable	129	20,014
Accrued Interest Payable	2,172	-
Accrued Expenses	158,261	60,976
NET CASH PROVIDED BY OPERATING ACTIVITIES	279,500	198,772

CASH FLOW FROM INVESTING ACTIVITIES
Purchase of Certificate of Deposit	(125,000)	-
Redemption of Certificate of Deposit	-	(1,181)
Purchase of Property & Equipment	(65,166)	(23,044)
Proceeds on disposal of property and equipment	670,303	-
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	480,137	(24,225)

CASH FLOW FROM FINANCING ACTIVITIES
Payments on Operating Lease Liability	(198,949)	-
Proceeds from PPP Loan	-	201,000
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(198,949)	201,000

NET CHANGE IN CASH	560,688	375,547

CASH AT BEGINNING OF THE YEAR	665,834	290,287

CASH AT END OF THE YEAR	$1,226,522	$665,834

SUPPLEMENTAL DISCLOSURES
Interest Paid	$-	$-
Taxes Paid	$-	$-

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

The 2009 Option Plan provided for the granting of incentive stock options, non-qualified stock options, and stock appreciation rights ("SARs") to eligible officers, directors, employees and consultants of the Company and its subsidiaries. The 2009 Option Plan is administered by the Compensation Committee. The Board of Directors has authorized the issuance of 500,000 shares of common stock to underlie the granting of incentive stock options and 500,000 shares of common stock to underlie the granting of non-qualified stock options and SARs under the 2009 Option Plan. The Board issued 250,000 shares of common stock to underlie Non-Qualified Stock Options, on September 27, 2016, effective June 30, 2016. However, 40,000 Options to purchase common stock were awarded to Justice Anderson pursuant to his employment agreement effective July 1, 2016 and 25,000 Options to purchase common stock were awarded to Justice Anderson pursuant to his employment agreement effective July 1, 2017. These Options will expire ten years after their respective grant dates. As of June 30, 2021, no other stock options or other awards have been granted under the 2009 Option Plan. The 1,000,000 shares of common stock that have been reserved for the 2009 Option Plan (250,000 recently issued for Non- Qualified Stock Options) have not been registered under the Securities Act of 1933.

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

Effective June 30, 2021, the Company granted 25,000 non-qualified stock options to Justice W. Anderson and 25,000 non- qualified stock options to James B. Anderson for exceeding certain performance standards in fiscal 2021, pursuant to the terms of their respective Restated and Amended Executive Employment Agreements dated July 1, 2020. Each of the options were dated September 24, 2021, but were granted and effective as of June 30, 2021 for a ten year term and have an exercise price of .373 per share.

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

NOTE E - ACCRUED EXPENSES

Accrued expenses consist of the following at June 30, 2021 and 2020.

	2021	2020
Accrued Payroll	$131,187	$119,756
Accrued Paid Time Off	29,899	31,094
Accrued Professional Fees	50,916	49,278
Accrued Incentive Plan	153,494	51,746
Accrued Lease Liabiity	38,620	33,750
Other	9,861	3,842
Total	$413,977	$289,466

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

NOTE J - EARNINGS PER SHARE

As required by Accounting Standards Codification Topic 260 - Earnings per Share (“Topic 260"), the following table sets forth the computation of basic and diluted earnings per share:

	Years Ended June 30,
	2021	2020
Numerator:
Net Income (Loss)	$694,349	$111,658
Adjustment for basic earnings per share:
Dividend requirements on preferred stock	(16,710)	(16,710)
Numerator for basic earnings per share- Net income available to common stockholders	$677,639	$94,948
Effect of dilutive securities:
Numerator for diluted earnings per share- Net income available to common stockholder	$677,639	$94,948
Denominator:
Denominator for basic earnings per share- Weighted-average common shares	8,087,388	8,087,388
Effect of dilutive securities: Stock options	65,136	65,000
Weighted-average Dilutive potential common shares	167,100	167,100
Denominator for dilutive earnings per share- Adjusted weighted-average shares and assumed conversions	8,319,624	8,319,488
Basic Net Income per share	$0.08	$0.01
Diluted Net Income per share	$0.08	$0.01

NOTE K - INCOME TAXES AND AVAILABLE CARRYFORWARD

As of June 30, 2021, the Company had consolidated income tax net operating loss ("NOL") carryforward for federal income tax purposes of approximately $446,000. The NOL will expire in various years ending through the year 2035.The utilization of certain of the loss carryforwards are limited under Section 382 of the Internal Revenue Code.

The components of the provision for income taxes expenses are attributable to continuing operations as follows:

	Year ended June 30, 2021	Year ended June 30, 2020
Current
Federal	$-	$-
State	-	-
	-	-
Deferred
Federal	$(32,681)	$(40,109)
State	(6,763)	(8,298)
	$(39,444)	$(48,407)

Deferred income taxes reflect the net tax effects of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:

Non-Current
Deferred tax assets:
NOL and contribution carryforwards	$112,934
Share based payments	4,988
Lease Liabilities - operating leases	204,758
Accrued compensated absences	7,578
Accrued bonus	38,903
Allowance for doubtful accounts	2,384
371,545
Deferred tax (liabilities):
Right of use assets - operating leases	(223,630)
Excess of tax over book depreciation	(27,485)
Total deferred tax (liabilities)	(251,115)
Net deferred tax asset (liability)	120,430
Valuation Allowance	-
Net deferred tax asset	$120,430

The change in the valuation allowance is as follows:
June 30, 2021	$-
June 30, 2020	(144,619)
$144,619

Income taxes for the years ended June 30, 2021 and 2020 differ from the amounts computed by applying the effective income tax rates of 25.35% to income before income taxes as a result of the following:

	2021	2020
Expected benefit (provision) at US statutory rate	$(154,097)	$(33,613)
State income tax net of federal benefit (provision)	(31,883)	(6,955)
Nondeductible expense	(3,450)	(6,412)
Non Taxable Income	51,494	-
Change in estimates of losses carryforward	(46,127)	(29,328)
Change in valuation allowance	144,619	26,761
Other	-	1,140
Income tax benefit (expense)	$(39,444)	$(48,407)

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

NOTE L - CONCENTRATION OF SUPPLY RISK

The Company's manufacturing and packaging activities are performed at a production facility owned and operated by a non- affiliated pharmaceutical manufacturer. At the present time, the manufacturer is the major source of the Company’s wound care products. The sudden loss or failure of this manufacturer could significantly impair AMERX’s ability to fulfill customer orders on a short-term basis and therefore, could materially and adversely affect the Company’s operations. However, the Company has maintained a long-term relationship with this manufacturer and does not expect a discontinuance of its wound care products from the manufacturer in the near term. The Company has also opened relationships with other manufactures to address supply risk.

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

In June 2016, the F ASB issued Accounting Standards Update No. 2016-13, Financial Instruments - Credit Loss (Topic 326) (44ASU 2016-13"), which updates the guidance on recognition and measurement of credit losses for financial assets. The new requirements, known as the current expected credit loss model ("CECL ") will require entities to adopt an impairment model based on expected losses rather than incurred losses. ASU 2016-13 must be adopted on a modified-retrospective approach. This update was effective for fiscal years beginning after December 15, 2020 including interim periods within those fiscal years. In October 2019, the F ASB approved an extension for all non-SEC filers, including small reporting companies, to extend the effective date to fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Therefore, the effective date for this update will be July 1, 2023. The Company is currently evaluating the potential impact of the adoption of the new standard on its consolidated statements of financial condition and results of operations.

NOTE R - RESTATEMENT OF PRIOR ISSUED FINANCIAL STATEMENTS

The consolidated financial statements as of and for the year ended June 30, 2021 have been restated due to a material error in accounting for performance incentive compensation to certain officers. The Company did not properly record compensation expense for incentives earned. In accordance with ASC 250, Accounting Changes and Error Correction, the Company evaluated the materiality of the error from a quantitative and qualitative perspectives and concluded that the error, as described above, was material to the Company's previously issued audited consolidated financial statements as of and for the years ended June 30, 2021.

The restatement for the consolidated financial statements as of and for the year ended June 30, 2021:

	Year Ended June 30, 2021
	As Previously Reported	Adjustment	As Restated
Statement of Operations Data
Salaries and Benefits	$1,733,708	$98,096	$1,831,804
Total Operating Expenses	3,063,923	98,096	3,162,019
Income Tax Expense	64,306	(24,862)	39,444
Net Income	767,583	(73,234)	694,349
Basic Net Income per Common Share	0.09	(0.01)	0.08
Diluted Net Income per Common Share	0.09	(0.01)	0.08

Balance Sheet Data:
Deferred Tax Asset	$95,568	$24,862	$120,430
Accrued Expenses	315,881	98,096	413,977
Accumulated Deficit	(1,656,212)	(73,234)	(1,729,446)

Cash Flow Data:
Net Income	$767,586	$(73,234)	$694,349
Deferred Income Taxes	208,925	(24,862)	184,063
Accrued Expenses	60,165	98,096	158,261