Form 10-Q
period 2021-09-30
PROCYON CORP
filed 2021-11-19
CIK 812306

UNITED STATES SECURITIES & EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended September 30, 2021

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common stock, no par value; 8,087,388 shares outstanding as of November 16, 2021.

PART I. - FINANCIAL INFORMATION

PROCYON CORPORATION & SUBSIDIARIES CONSOLIDATED BALANCE SHEETS
September 30, 2021 and June 30, 2021 (as restated)

	(unaudited)	(audited)
	September 30,	June 30,
	2021	2021
ASSETS

CURRENT ASSETS
Cash	$1,015,495	$1,226,522
Certificates of Deposit, plus accrued interest	280,438	280,438
Accounts Receivable, less allowance for doubtfull accounts of $9,408 and $9,408 respectively.	640,054	497,358
Inventories	712,800	591,058
Prepaid Expenses	277,949	276,251
TOTAL CURRENT ASSETS	2,926,736	2,871,627

PROPERTY AND EQUIPMENT, NET	121,534	109,275

OTHER ASSETS
Deposits	2,443	3,235
Inventories	263,770	263,280
Intangible Asset	17,000	17,000
ROU Assets - Operating Leases	838,762	882,344
Deferred Tax Asset, Net of Valuation Allowance of $6,288 and $0, respectively	96,657	120,430
	1,218,632	1,286,289

TOTAL ASSETS	$4,266,902	$4,267,191

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts Payable	$254,088	$167,588
Accrued Expenses	322,606	413,977
Lease Liability, Current	156,126	154,022
TOTAL CURRENT LIABILITIES	732,820	735,587

LONG TERM LIABILITIES
Lease Liability - Long Term	613,856	653,860
TOTAL LONG TERM LIABILITIES	613,856	653,860

TOTAL LIABILITIES	1,346,676	1,389,447

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY
Preferred Stock, 496,000,000 shares authorized, none issued.	-	-
Series A Cumulative Convertible Preferred Stock, no par value; 4,000,000 shares authorized; 167,100 shares issued and outstanding.	126,860	126,860
Common Stock, no par value, 80,000,000 shares authorized; 8,087,388 shares issued and outstanding.	4,444,766	4,444,766
Paid-in Capital	35,564	35,564
Accumulated Deficit	(1,686,964)	(1,729,446)
TOTAL STOCKHOLDERS' EQUITY	2,920,226	2,877,744

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,266,902	$4,267,191

The accompanying notes are an integral part of these financial statements.

PROCYON CORPORATION & SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS
Three Months Ended September 30, 2021 and 2020

	(unaudited)	(unaudited)
	Three Months	Three Months
	Ended	Ended
	Sep. 30, 2021	Sep. 30, 2020

NET SALES	$1,189,978	$1,246,243

COST OF SALES	328,253	334,320

GROSS PROFIT	861,725	911,923

OPERATING EXPENSES
Salaries and Benefits	439,459	412,254
Selling, General and Administrative	356,382	283,120
	795,841	695,374

INCOME FROM OPERATIONS	65,884	216,549

OTHER INCOME
Interest Income	371	283
	371	283

INCOME BEFORE INCOME TAXES	66,255	216,832

INCOME TAX (EXPENSE)	(23,773)	2,264

NET INCOME	42,482	219,096

Dividend requirements on preferred stock	(4,177)	(4,177)

Basic net income available to common shares	$38,305	$214,919

Basic net income per common share	$0.00	$0.03

Weighted average number of common shares outstanding	8,087,388	8,087,388

Diluted net income per common share	$0.00	$0.03

Weighted average number of common shares outstanding, diluted	8,332,228	8,319,488

The accompanying notes are an integral part of these financial statements.

PROCYON CORPORATION & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
For the Three Months Ended September 30, 2021 and 2020

Three Months Ended September 30, 2020	Preferred Stock		Common Stock		Paid-In	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equtiy
Balance, June 30, 2020	167,100	$126,860	8,087,388	$4,444,766	$15,885	$(2,423,795)	$2,163,716

Net Income	-	-	-	-	-	219,096	219,096

Balance, September 30, 2020	167,100	$126,860	8,087,388	$4,444,766	$15,885	$(2,204,699)	$2,382,812

Three Months Ended September 30, 2021	Preferred Stock		Common Stock		Paid-In	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equtiy
Balance, June 30, 2021 (As restated)	167,100	$126,860	8,087,388	$4,444,766	$35,564	$(1,729,446)	$2,877,744

Net Income	-	-	-	-	-	42,482	42,482

Balance, September 30, 2021	167,100	$126,860	8,087,388	$4,444,766	$35,564	$(1,686,964)	$2,920,226

The accompanying notes are an integral part of these financial statements.

PROCYON CORPORATION & SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ending September 30, 2021 and 2020

	(unaudited)	(unaudited)
	September 30,	September 30,
	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES

Net Income	$42,482	$219,096
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	8,215	11,413
Right of Use Asset Amortization	43,582	11,764
Deferred Income Taxes	17,485	54,375
Valuation Allowance	6,288	(56,639)
Accrued Interest on Certificates of Deposit	-	(143)
Decrease (increase) in:
Accounts Receivable	(142,696)	(162,625)
Deposits	792	-
Inventory	(122,232)	104,953
Prepaid Expenses	(1,698)	(58,305)
ROU Asset	-	(34,798)

Increase (decrease) in:
Accounts Payable	86,500	(95,752)
Accrued Expenses	(91,371)	(34,307)
NET CASH (USED IN) / PROVIDED BY OPERATING ACTIVITIES	(152,653)	(40,968)

CASH FLOW FROM INVESTING ACTIVITIES

Purchase of property & equipment	(20,474)	(6,786)
NET CASH (USED IN) INVESTING ACTIVITIES	(20,474)	(6,786)

CASH FLOW FROM FINANCING ACTIVITIES

Increase in Operating Lease Liability	(37,900)	55,603
NET CASH PROVIDED BY /(USED IN) FINANCING ACTIVITIES	(37,900)	55,603

NET CHANGE IN CASH	(211,027)	7,849

CASH AT BEGINNING OF PERIOD	1,226,522	665,834

CASH AT END OF PERIOD	$1,015,495	$673,683

SUPPLEMENTAL DISCLOSURES

Interest Paid	$-	$-
Taxes Paid	$-	$-

NONCASH DISCLOSURE

During the quarter ended September 30, 2020, we increased a Right of Use Asset and corresponding lease liability in the amount of $34,798

The accompanying notes are an integral part of these financial statements.

Notes to Financial Statements

NOTE A - SUMMARY OF ACCOUNTING POLICIES

The interim consolidated financial statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles ("GAAP") have been condensed or omitted as allowed by such rules and regulations. The Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements dated June 30, 2021, and as contained in the amendment of the Company's annual report on Form 10-K/A, as filed with the Securities and Exchange Commission on November 12, 2021, and which contain certain restatements to the June 30, 2021 financial statements. The results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year.

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

On September 30, 2021, there were 65,000 outstanding options to purchase shares of our common stock granted under our prior 2009 Stock Option Plan. There were 50,000 outstanding options to purchase shares of our common stock granted under our 2020 Stock Option Plan.

The fair value of a stock option is determined using the Black-Scholes option-pricing model, which values options based on the stock price at the grant date, the expected life of the option, the estimated volatility of the stock, the expected dividend payments, and the risk-free interest rate over the life of the option. There were no options granted during the quarter ended September 30, 2021.

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

For the three months ended September 30, 2021, and 2020, the potential dilutive effects of the preferred stock and stock options were included in the weighted-average shares outstanding.

NOTE B - INVENTORIES

Inventories consisted of the following:

	September 30,	June 30,
	2021	2021

Finished Goods	$764,589	$683,771
Raw Materials	211,981	170,567
	$976,570	$854,338

At September 30, 2021 and June 30, 2021, respectively, $263,770 and $263,280 of our inventory was considered non-current as it will not be used within a one year period.

NOTE C - STOCKHOLDERS' EQUITY

During January 1995, the Company's Board of Directors authorized the issuance of up to 4,000,000 shares of Series A Cumulative Convertible Preferred Stock ("Series A Preferred Stock"). The preferred stockholders are entitled to receive, as and if declared by the board of directors, quarterly dividends at an annual rate of $.10 per share of Series A Preferred Stock per annum. Dividends will accrue without interest and will be cumulative from the date of issuance of the Series A Preferred Stock and will be payable quarterly in arrears in cash or publicly traded common stock when and if declared by the Board of Directors. As of September 30, 2021, no dividends have been declared. Dividends in arrears on the outstanding preferred shares total $408,694 as of September 30, 2021.

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

NOTE D - INCOME TAXES AND AVAILABLE CARRYFORWARD

As of September 30, 2021, the Company had consolidated income tax net operating loss ("NOL") carryforwards for federal income tax purposes of approximately $449,000. The NOL will expire in various years ending through the year 2035. The utilization of certain loss carryforwards are limited under Section 382 of the Internal Revenue Code.

The components of the provision for income tax (expense) attributable to continuing operations are as follows:

	Three Months 9/30/2021	Three Months 9/30/2020
Current
Federal	$0	$0
State	0	0
	$0	$0
Deferred
Federal	$(19,698)	$1,876
State	(4,075)	388
	$(23,773)	$2,264

Total Income Tax Benefit / (Expense)	$(23,773)	$2,264

Deferred income taxes reflect the net tax effects of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:

Non-Current

Deferred tax assets
NOL and contribution carryforwards	$113,759
Share based payments	4,988
Lease liabilities - operating leases	195,152
Accrued compensated absences	5,019
Accrued bonus	24,862
Allowance for doubtful accounts	2,384
Total deferred tax assets	346,164

Deferred tax (liabilities)
Right-of-use-assets - operating leases	(212,584)
Excess of tax over book depreciation	(30,635)
Total deferred tax (liabilities)	(243,219)

Total deferred tax asset	102,945
Valuation Allowance	(6,288)
Net Deferred Tax Asset	$96,657

The change in the valuation allowance is as follows:

June 30, 2021	$-
September 30, 2021	$6,288
$6,288

Income taxes for the three months ended September 30, 2021 and 2020 differ from the amounts computed by applying the effective income tax rate of 25.35%, to income before income taxes as a result of the following:

	Three Months	Three Months
	September 30, 2021	September 30, 2020
Expected (provision) at US statutory rate	$(14,024)	$(45,535)
State income tax net of federal (provision)	(2,902)	(9,421)
Nondeductible Expense	(559)	(952)
Change in estimates of loss carryforward	-	1,534
Change in valuation allowance	(6,288)	$56,638
Income Tax (Expense)	$(23,773)	$2,264

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

Interest expense for the years ended June 30, 2021 and the period ending September 30, 2021, was $0 and $0, respectively.

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

The loan was forgiven by the SBA in May of 2021.

NOTE G - RECENT ACCOUNTING PRONOUNCEMENTS

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

NOTE H - RIGHT-OF-USE ASSETS AND LEASE LIABILITIES

Operating leases

In June 2015, the Company entered into a lease agreement to lease certain office equipment with a lease term of 63 months. The lease contains a renewal option to extend the term for successive one year periods. Initial rent amount was $1,079 per month, with increases each year no more than 3%. In applying ASC 842, the Company used a lease term of 63 months and an incremental borrowing rate of 5.5% which was the borrowing rate on the Company’s line of credit with a financial institution with all accounts and general intangibles. This lease expired in September 2020. As such, the right-of-use asset has been fully amortized and its related lease liability extinguished at September 30, 2020.

In February 2018, the Company entered in a lease agreement to lease warehouse space with a lease term of 39 months. The Company paid no rent for the first three months of the lease, pays $2,936 per month for the next 12 months, $3,024 per month for the next 8 months, $3,019 per month for the next 4 months, and $3,109 for the last 12 months. In applying ASC 842, the Company uses a lease term of 39 months and an incremental borrowing rate of 5.5% which was the borrowing rate on the Company’s line of credit with a financial institution.

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

In January 2021, the Company entered in a lease agreement to lease warehouse space with a lease term of 64 months. The Company paid no rent for the first four months of the lease and pays $4,792.50 per month beginning the 5th month of the lease. Rent will increase each succeeding year by no less than 2% but not more than 5%. The rent amount includes common area maintenance charges which are considered nonlease components. In applying ASC 842, the Company is electing to account for nonlease components as being related to the lease component. In addition, the Company uses a lease term of 64 months and an incremental borrowing rate at prime rate of 3.25% which was the borrowing rate on the Company’s recent line of credit with a financial institution.

In January 2021, the Company entered in a lease agreement to lease office space with a lease term of 64 months. The Company paid no rent for the first four months of the lease and pays $9,372 per month beginning the 5th month of the lease. Rent will increase each succeeding year by no less than 2% but not more than 5%. The rent amount includes common area maintenance charges which are considered nonlease components. In applying ASC 842, the Company is electing to account for nonlease components as being related to the lease component. The Company also incurred initial direct cost of $114,083 related to existing improvements in the leased space. This initial direct cost has been included in determining the initial ROU asset and liability amounts. In addition, the Company uses a lease term of 64 months and an incremental borrowing rate at prime rate of 3.25% which was the borrowing rate on the Company’s recent line of credit with a financial institution.

The following is information related to the Company’s right-of-use assets and liabilities for its operating leases:

ROU assets - operating leases obtained in exchange for lease liabilities - operating leases	$973,081
Amortization of ROU assets since lease inception	$(134,319)
ROU assets - operating leases at September 30, 2021	$838,762

Lease liabilities - operating leases on adoption date and increase in lease liabilities	$973,081
Payments on lease liabilities	(203,099)
Lease liabilities - operating leases on September 30, 2021	769,982
Lease liabilities - operating leases due in the 12 months ending September 30, 2022	156,126
Lease liabilities - operating leases due after September 30, 2022	$613,856

Variable lease expense was $50,020 and $12,282 for the three months ended September 30, 2021 and 2020, respectively.

Weighted average remaining lease term was 4.49 years and weighted average discount rate was 3.29% at September 30, 2021.

NOTE I - CONTINGENCY

At the time of release of these financial statements, the United States is experiencing a National Emergency related to persistent health issues. Management is unable to quantify the potential duration and economic impact of mandated closures by our National, State or Local governments.

NOTE J - SUBSEQUENT EVENTS

We have evaluated subsequent events through November 17, 2021, which is the date the financial statements were available to be issued.

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

Recent Developments

In fiscal 2021 to date, management has expanded on the services and options the Company provides for its customers. A new website for the Extremit-Ease product was created and is operational (www.extremitease.com). Management is also working on new Business to Customer (B to C) channels to provide Retail customers better opportunity to purchase our products. The Company also expanded its facilities in January, moving into approximately 18,000 square feet of office and warehouse space. This move brought the Company back under a single roof. This has already proven to be very beneficial to our operations. In fiscal 2020, AMERX’s Extremit-Ease Compression Garment line expanded with the introduction of a Tan version of the garment and matching liner. The Amerx Wound Care line was boosted by the introduction of Retention Tape to its’ line up. The Company also expanded the Helix 3 Collagen line with new sizes, made available for certain customers.

Impact of COVID-19 on Our Business

The financial effects of the COVID-19 pandemic started showing their impact on our Company in March of 2020. Due to the timing of these events, the full effect of COVID-19 on our business cannot yet be fully quantified. We have felt the effects of the COVID-19 pandemic in our operations, as management continues to dedicate time and effort researching, discussing and implementing policies and procedures necessary to navigate through the ever changing landscape the COVID-19 pandemic has and continues to provide. As an essential business, management was tasked with remaining open, while keeping our employees safe, and providing our customers, who were still able to actively provide healthcare services, with the products they need.

Updating the effects of COVID-19 on our business, currently the effects of the pandemic on our business were most severely seen in April 2020; however, this could change with news of expected spikes and potential shut down in the future. This was a direct result of the inability for customers to have elective surgery. Once elective surgeries were permitted again we have seen a steady increase in volume. We continue to monitor operations, and are still implementing procedures to keep all our employees as safe as possible. Management does not believe it will truly be able to assess the affects of COVID-19 until the pandemic is deemed to be under control, with no foreseen future impact.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company's condensed consolidated financial statements have been prepared in accordance with standards of the Public Company Accounting Oversight Board (United States), which require the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosures. A summary of those significant accounting policies can be found in the Notes to the Consolidated Financial Statements included in the Company's annual report on form 10-K, for the year ended June 30, 2021, which was filed with the Securities and Exchange Commission on October 8, 2021, and as contained in the amendment of the Company's annual report on Form 10-K/A, as filed with the Securities and Exchange Commission on November 12, 2021, and which contain certain restatements to the June 30, 2021 financial statements. The estimates used by management are based upon the Company's historical experiences combined with management's understanding of current facts and circumstances. Certain of the Company's accounting policies are considered critical as they are both important to the portrayal of the Company's financial condition and the results of its operations and require significant or complex judgments on the part of management. We believe that the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements.

Accounts Receivable Allowance

Accounts receivable allowance reflects a reserve that reduces our customer accounts and receivable to the net amount estimated to be collectible. The valuation of accounts receivable is based upon the credit-worthiness of customers and third-party payers as well as historical collection experience. Allowances for doubtful accounts are recorded as a selling, general and administrative expense for estimated amounts expected to be uncollectible from third-party payers and customers. The Company bases its estimates on its historical collection experience, current trends, credit policy and on the analysis of accounts by aging category. At September 30, 2021, and June 30, 2021, our allowance for doubtful accounts totaled $9,408 and $9,408, respectively.

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

Deferred Income Taxes

Deferred income taxes are recognized for the expected tax consequences in future years for differences between the tax bases of assets and liabilities and their financial reporting amounts, based upon enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. The Company accounts for income taxes under Topic 740 - Income Tax in the Accounting Standards Codification. A valuation allowance is used to reduce deferred tax assets to the net amount expected to be recovered in future periods. The estimates for deferred tax assets and the corresponding valuation allowance require us to exercise complex judgments. We periodically review and adjust those estimates based upon the most current information available. The Company had a valuation allowance of $6,288 as of September 30, 2021 and $0 as of June 30, 2021, respectively. Because the recoverability of deferred tax assets is directly dependent upon future operating results, actual recoverability of deferred tax assets may differ materially from our estimates.

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

FINANCIAL CONDITION

As of September 30, 2021 the Company's principal sources of liquid assets included cash of $1,015,495, inventories of $712,800, and net accounts receivable of $640,054. The Company also has $280,438 in Certificate of Deposits. The Company had net working capital of $2,193,916, and long-term lease of $613,856, at September 30, 2021.

During the three months ended September 30, 2021 cash decreased from $1,226,522 as of June 30, 2021, to $1,015,495. Operating activities used cash of $152,653 during the period. Investing and Financing activities used cash of $20,474 and $37,900, respectively during the period.

The Company reflected a net non-current deferred tax asset of $96,657, at September 30, 2021. Because the recoverability of deferred tax assets is directly dependent upon future operating results, actual recoverability of deferred tax assets may differ materially from our estimates.

RESULTS OF OPERATIONS

Comparison of the three months ended September 30, 2021 and 2020.

Net sales during the quarter ended September 30, 2021, were $1,189,978 as compared to the previous year's quarter net sales of $1,246,243, a decrease of $56,265, or approximately 5%. We believe decreased sales were driven by fluctuations in customer buying patterns.

Gross profit during the quarter ended September 30, 2021, was $861,725 as compared to $911,923 during the quarter ended September 30, 2020, a decrease of $50,198 or 6%. As a percentage of net sales, gross profit was approximately 72% in the quarter ended September 30, 2021, and approximately 73% in the corresponding quarter in 2020.

Operating expenses during the quarter ended September 30, 2021 were $795,841, consisting of $439,459 in salaries and benefits and $356,382 in selling, general and administrative expenses. This compares to operating expenses during the quarter ended September 30, 2020 of $695,374, consisting of $412,254 in salaries and benefits; and $283,120 in selling, general and administrative expenses. Expenses for the quarter ended September 30, 2021, increased by $100,467 or approximately 14% compared to the corresponding quarter in 2020. Salaries and Benefits increased as a result of hiring additional sales support staff and warehouse support, as well as increased salaries driven by the current economies of the available workforce. Operating expenses increased primarily due to increases in marketing expenses and expenses asscociated with tradeshows, as some shows have begun to open back up, and rent expense from our new offices.

Operating profit decreased by $150,665 to an operating profit of $65,884 for the quarter ended September 30, 2021, as compared to an operating profit of $216,549 in the comparable quarter of the prior year. The decrease in net income for the three month period, of the comparable quarter of the prior year before income taxes was primarily attributable to the increase in marketing expenses and rent associated with our new offices.

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

(b)	Changes in Internal Controls Over Financial Reporting

As previously reported, our annual assessment of the internal controls over financial reporting as of June 30, 2021 revealed a deficiency that we consider to be a material weakness: inadequate segregation of duties consistent with control objectives.

During fiscal 2022, the Company will continue to address changes needed to improve segregation of duties consistent with control objectives. We have added staff to grow sales. We expect that increased sales will enable us to add support staff, specifically in the accounting and shipping departments. A secondary effect of adding more staff will address needed improvements in segregation of duties consistent with control objectives.

PART II. OTHER INFORMATION ITEM 5. OTHER INFORMATION ITEM 6. EXHIBITS

ITEM 5. OTHER INFORMATION

ITEM 6. EXHIBITS

(A)	EXHIBITS

//	10.1		Restated and Amended Executive Employment Agreement effective July1, 2021 between Justice W. Anderson, Procyon Corporation and AMERX Health Care Corporation.
//	10.2		Restated and Amended Executive Employment Agreement effective July1, 2021 between James B. Anderson, Procyon Corporation and AMERX Health Care Corporation.
//	10.3		Restated and Amended Executive Employment Agreement effective July1, 2021 between George O. Borak, Procyon Corporation and AMERX Health Care Corporation.
++	10.5		Business Line of Credit - Loan Agreement dated June 10, 2021
++	10.6		Business Line of Credit - Promissory Note dated June 10, 2021
**	10.7		Lease, effective January 15, 2021.
	31.1		Certification of Justice W. Anderson pursuant to Exchange Act Rule 13a-14(a)/15d-14(a)
	31.2		Certification of James B. Anderson pursuant to Exchange Act Rule 13a-14(a)/15d-14(a)
	32.1		Certification Pursuant to 18 U.S.C.§1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002
	101.1	*	The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in iXBRL (Inline Extensible Business Reporting Language): (I) the Condensed Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) the Notes to Condensed Consolidated Financial Statements
	104		Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)
	*		Furnished, not filed
	//		Incorporated by reference to the Company’s form 8-K filed on or about July 28, 2021.
	++		Incorporated by reference to the Company’s form 10-K filed on or about October 28, 2021.
	**		Incorporated by reference to the Company’s form 8-K filed on or about February 28, 2021.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

PROCYON CORPORATION
November 19, 2021	By:/s/ JUSTICE W. ANDERSON
Date	Justice W. Anderson, Chief Executive Officer