Form 10-Q
period 2021-12-31
PROCYON CORP
filed 2022-02-14
CIK 812306

UNITED STATES SECURITIES & EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For Quarterly Period Ended December 31, 2021

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission File Number: 0-17449

PROCYON CORPORATION

(Exact Name of Registrant as specified in its charter)

Colorado	59-3280822
(State of Incorporation)	(I.R.S. Employer Identification Number)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common stock, no par value; 8,087,388 shares outstanding as of February 4, 2022.

PROCYON CORPORATION & SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2021 and June 30, 2021

	(unaudited)	(audited)
	December 31,	June 30,
	2021	2021
ASSETS

CURRENT ASSETS
Cash	$806,574	$1,226,522
Certificates of Deposit, plus accrued interest	280,840	280,438
Accounts Receivable, less allowance for doubtful accounts of $4,925 and $9,408, respectively.	418,591	497,358
Inventories	853,738	591,058
Prepaid Expenses	247,581	276,251
TOTAL CURRENT ASSETS	2,607,324	2,871,627

PROPERTY AND EQUIPMENT, NET	143,869	109,275

OTHER ASSETS
Deposits	27,899	3,235
Inventories	181,777	263,280
Intangible Asset	17,000	17,000
ROU Assets - Operating Leases	794,872	882,344
Deferred Tax Asset, net valuation allowance of $31,960 and $0, respectively.	82,308	120,430
	1,103,856	1,286,289

TOTAL ASSETS	$3,855,049	$4,267,191

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts Payable	$38,221	$167,588
Lease Liability, Current	158,247	154,022
Accrued Expenses	232,389	413,977
TOTAL CURRENT LIABILITIES	428,857	735,587

LONG TERM LIABILITIES
Lease Liability - Operating Leases	573,528	653,860
TOTAL LONG TERM LIABILITIES	573,528	653,860

TOTAL LIABILITIES	1,002,385	1,389,447

COMMITMENTS AND CONTINGENCIES (NOTE I)	-	-

STOCKHOLDERS' EQUITY
Preferred Stock, 496,000,000 shares authorized, none issued.	-	-
Series A Cumulative Convertible Preferred Stock, no par value; 4,000,000 shares authorized; 167,100 shares issued and outstanding.	126,860	126,860
Common Stock, no par value, 80,000,000 shares authorized; 8,087,388 shares issued and outstanding.	4,444,766	4,444,766
Paid-in Capital	35,564	35,564
Accumulated Deficit	(1,754,526)	(1,729,446)
TOTAL STOCKHOLDERS' EQUITY	2,852,664	2,877,744

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,855,049	$4,267,191

The accompanying notes are an integral part of these financial statements.

PROCYON CORPORATION & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Three and Six Months Ended December 31, 2021 and 2020

	(unaudited)	(unaudited)	(unaudited)	(unaudited)
	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	Dec. 31, 2021	Dec. 31, 2020	Dec. 31, 2021	Dec. 31, 2020

NET SALES	$1,330,636	$1,174,405	$2,520,613	$2,420,648

COST OF SALES	411,914	328,571	740,167	662,892

GROSS PROFIT	918,722	845,834	1,780,446	1,757,756

OPERATING EXPENSES
Salaries and Benefits	497,261	414,467	936,721	826,721
Selling, General and Administrative	475,371	326,492	831,751	609,612
	972,632	740,959	1,768,472	1,436,333

INCOME / (LOSS) FROM OPERATIONS	(53,910)	104,875	11,974	321,423

OTHER INCOME (EXPENSE)
Interest Income / (Expense)	697	(1,017)	1,068	(733)
	697	(1,017)	1,068	(733)

INCOME / (LOSS) BEFORE INCOME TAXES	(53,213)	103,858	13,042	320,690

INCOME TAX (EXPENSE) / BENEFIT	(14,349)	(29,545)	(38,122)	(27,281)

NET INCOME / (LOSS)	(67,562)	74,313	(25,080)	293,409

Dividend requirements on preferred stock	(4,178)	(4,178)	(8,356)	(8,356)

Basic net income (loss) available to common shares	$(71,740)	$70,135	$(33,436)	$285,053

Basic net income (loss) per common share	$(0.01)	$0.01	$(0.00)	$0.04

Weighted average number of common shares outstanding	8,087,388	8,087,388	8,087,388	8,087,388

Diluted net income (loss) per common share	$(0.01)	$0.01	$(0.00)	$0.03

Weighted average number of common shares outstanding, diluted	8,087,388	8,319,488	8,087,388	8,319,488

The accompanying notes are an integral part of these financial statements.

PROCYON CORPORATION & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

For the Six Months Ended December 31, 2021 and 2020

Six Months Ended December 31, 2021	Preferred Stock		Common Stock		Paid-In	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equtiy
Balance, June 30, 2021	167,100	$126,860	8,087,388	$4,444,766	$35,564	$(1,729,446)	$2,877,744

Net Income	-	-	-	-	-	42,482	42,482

Balance, September 30, 2021	167,100	126,860	8,087,388	4,444,766	35,564	(1,686,964)	$2,920,226

Net Income (Loss)	-	-	-	-	-	(67,562)	(67,562)

Balance, December 31, 2021	167,100	$126,860	8,087,388	$4,444,766	$35,564	$(1,754,526)	$2,852,664

Six Months Ended December 31, 2020	Preferred Stock		Common Stock		Paid-In	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equtiy
Balance, June 30, 2020	167,100	$126,860	8,087,388	$4,444,766	$15,885	$(2,423,795)	$2,163,716

Net Income	-	-	-	-	-	219,096	219,096

Balance, September 30, 2020	167,100	$126,860	8,087,388	$4,444,766	$15,885	$(2,204,699)	$2,382,812

Net Income (Loss)	-	-	-	-	-	74,313	74,313

Balance, December 31, 2020	167,100	$126,860	8,087,388	$4,444,766	$15,885	$(2,130,386)	$2,457,125

The accompanying notes are an integral part of these financial statements.

PROCYON CORPORATION & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ending December 31, 2021 and 2020

	(unaudited) December 31, 2021		(unaudited) December 31, 2020
CASH FLOWS FROM OPERATING ACTIVITIES

Net (Loss) / Income		$(25,080)	$293,409
Adjustments to reconcile net income to net cash (used in) / provided by operating activities:
Depreciation		17,614	22,731
Right of Use Asset Amortization		87,472	21,400
Deferred Income Taxes		6,162	83,920
Valuation Allowance		31,960	(56,639)
Accrued Interest on Certificates of Deposit		(402)	(280)
Decrease (increase) in:
Accounts Receivable		78,767	(148,683)
Deposits		(24,664)	‐
Inventory		(181,177)	(60,702)
Prepaid Expenses		28,670	(18,709)
Increase (decrease) in:
Accounts Payable		(129,367)	(53,686)
Accrued Expenses		(181,588)	(101,817)
NET CASH (USED IN) OPERATING ACTIVITIES		(291,633)	(19,056)

CASH FLOW FROM INVESTING ACTIVITIES

Purchase of property & equipment		(52,208)	(10,027)
NET CASH (USED IN) INVESTING ACTIVITIES		(52,208)	(10,027)

CASH FLOW FROM FINANCING ACTIVITIES

Purchase of CD	‐		‐
Increase in Operating Lease Liability		(76,107)	10,231
NET CASH PROVIDED BY / (USED IN) FINANCING ACTIVITIES		(76,107)	10,231

NET CHANGE IN CASH		(419,948)	(18,852)

CASH AT BEGINNING OF PERIOD		1,226,522	665,834

CASH AT END OF PERIOD		$806,574	$646,982

SUPPLEMENTAL DISCLOSURES
Interest Paid	$	‐	$ ‐
Taxes Paid	$	‐	$ ‐

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

Notes to Financial Statements

NOTE A - SUMMARY OF ACCOUNTING POLICIES

The interim consolidated financial statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles ("GAAP") have been condensed or omitted as allowed by such rules and regulations. The Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements dated June 30, 2021, and as contained in the Company's annual report on Form 10-K, as filed with the Securities and Exchange Commission on October 8, 2021 and amended on Form 10-K/A, as filed with the Securities and Exchange Commission on November 12, 2021, which contain certain restatements to the June 30, 2021 financial statements. The results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year.

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

On December 31, 2021, there were 65,000 outstanding options to purchase shares of our common stock granted under our prior 2009 Stock Option Plan. There were 50,000 outstanding options to purchase shares of our common stock granted under our 2020 Stock Option Plan.

The fair value of a stock option is determined using the Black-Scholes option-pricing model, which values options based on the stock price at the grant date, the expected life of the option, the estimated volatility of the stock, the expected dividend payments, and the risk-free interest rate over the life of the option. There were no options granted during the quarter ended December 31, 2021.

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

For the three and six months ended December 31, 2021, the potential dilutive effects of the preferred stock and stock options were included in the weighted-average shares outstanding.

NOTE B - INVENTORIES

Inventories consisted of the following:

	December 31, 2021	June 30, 2021

Finished Goods	$834,560	$683,771
Raw Materials	200,955	170,567
	$1,035,515	$854,338

At December 31, 2021 and June 30, 2021, respectively, $181,777 and $263,280 of our inventory was considered non-current as it will not be used within a one year period.

NOTE C - STOCKHOLDERS' EQUITY

During January 1995, the Company's Board of Directors authorized the issuance of up to 4,000,000 shares of Series A Cumulative Convertible Preferred Stock ("Series A Preferred Stock"). The preferred stockholders are entitled to receive, as and if declared by the board of directors, quarterly dividends at an annual rate of $.10 per share of Series A Preferred Stock per annum. Dividends will accrue without interest and will be cumulative from the date of issuance of the Series A Preferred Stock and will be payable quarterly in arrears in cash or publicly traded common stock when and if declared by the Board of Directors. As of December 31, 2021, no dividends have been declared. Dividends in arrears on the outstanding preferred shares total $412,872 as of December 31, 2021.

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

NOTE D - INCOME TAXES AND AVAILABLE CARRYFORWARD

As of December 31, 2021, the Company had consolidated income tax net operating loss ("NOL") carryforwards for federal income tax purposes of approximately $588,000. NOL arising before December 31, 2020 will expire in various years ending through the year 2035 and for losses arising in taxable years beginning after December 31, 2020, the deduction is limited to 80% of taxable income and can be carried forward indefinitely. The utilization of certain loss carryforwards are limited under Section 382 of the Internal Revenue Code.

The components of the provision for income tax (expense) attributable to continuing operations are as follows:

	Six Months 12/31/2021	Six Months 12/31/2020
Current
Federal	$0	$0
State	0	0
	$0	$0
Deferred
Federal	$(31,587)	$(22,605)
State	(6,535)	(4,676)
	$(38,122)	$(27,281)
Total Income Tax Benefit / (Expense)	$(38,122)	$(27,281)

Deferred income taxes reflect the net tax effects of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:

Non-Current
Deferred tax assets
NOL and contribution carryforwards	$149,147
Share based payments	4,988
Lease liabilities - operating leases	185,468
Accrued compensated absences	5,807
Accrued bonus	4,158
Allowance for doubtful accounts	2,384
Total deferred tax assets	351,952

Deferred tax (liabilities)
Right-of-use-assets - operating leases	(201,460)
Excess of tax over book depreciation	(36,224)
Total deferred tax (liabilities)	(237,684)

Total deferred tax asset	114,268
Valuation Allowance	(31,960)
Net Deferred Tax Asset	$82,308

The change in the valuation allowance is as follows:
June 30, 2021	$-
December 31, 2021	$(31,960)
$(31,960)

Income taxes for the six months ended December 31, 2021 and 2020 differ from the amounts computed by applying the effective income tax rate of 25.35%, to income before income taxes as a result of the following:

	Six Months Decemember 31, 2021	Six Months December 31, 2020
Expected (provision) at US statutory rate	$(2,739)	$(67,345)
State income tax net of federal (provision)	(567)	(13,934)
Nondeductible Expense	(1,854)	(2,303)
Change in estimates of loss carryforward	(1,002)	(337)
Change in valuation allowance	(31,960)	$56,638
Income Tax (Expense)	$(38,122)	$(27,281)

The earliest tax year still subject to examination by a major taxing jurisdiction is fiscal year end June 30, 2019.

The Company performed a review of its uncertain tax positions in accordance with Accounting Standards Codification ASC 740- 10 "Uncertainty in Income Taxes". In this regard, an uncertain tax position represents the Company's expected treatment of a tax position taken in a filed tax return, or planned to be taken in a future tax return, that has not been reflected in measuring income tax expense for financial reporting purposes. As a result of this review, the Company concluded that at this time there are no uncertain tax positions, and there has been no cumulative effect on retained earnings.

NOTE E - LINE OF CREDIT

A line of credit was procured in June 2021, with a bank. The limit for this line of credit is $250,000 as well. Terms of the Line of credit include and an interest rate that fluctuates at prime plus a half of point, interest only. The line of credit matures on June 30, 2022.

Interest expense for the years ended June 30, 2021 and the period ending December 31, 2021, was $0 and $0, respectively.

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

NOTE G - RECENT ACCOUNTING PRONOUNCEMENTS

In June 2016, the F ASB issued Accounting Standards Update No. 2016- 13, Financial Instruments - Credit Loss (Topic 326) ( 44ASU 2016- 13"), which updates the guidance on recognition and measurement of credit losses for financial assets. The new requirements, known as the current expected credit loss model ("CECL ") will require entities to adopt an impairment model based on expected losses rather than incurred losses. ASU 2016- 13 must be adopted on a modified-retrospective approach. This update was effective for fiscal years beginning after December 15, 2020 including interim periods within those fiscal years. In October 2019, the FASB approved an extension for all non-SEC filers, including small reporting companies, to extend the effective date to fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Therefore, the effective date for this update will be July 1, 2023. The Company is currently evaluating the potential impact of the adoption of the new standard on its consolidated statements of financial condition and results of operations.

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

In February 2018, the Company entered in a lease agreement to lease warehouse space with a lease term of 39 months. The Company paid no rent for the first three months of the lease, pays $2,936 per month for the next 12 months, $3,024 per month for the next 8 months, $3,019 per month for the next 4 months, and $3,109 for the last 12 months. In applying ASC 842, the Company uses a lease term of 39 months and an incremental borrowing rate of 5.5% which was the borrowing rate on the Company’s line of credit with a financial institution. This lease expired in April 2021. As such, the right-of-use asset has been fully amortized and its related lease liability extinguished at April 30, 2021.

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

The following is information related to the Company’s right-of-use assets and liabilities for its operating leases:

ROU assets - operating leases obtained in exchange for lease liabilities - operating leases	$973,081
Amortization of ROU assets since lease inception	$(178,209)
ROU assets - operating leases at December 31, 2021	$794,872
Lease liabilities - operating leases on adoption date and increase in lease liabilities	$973,081
Payments on lease liabilities	(241,305)
Lease liabilities - operating leases on December 31, 2021	731,776
Lease liabilities - operating leases due in the 12 months ending December 31, 2022	158,247
Lease liabilities - operating leases due after December 31, 2022	$573,528

Variable lease expense was $50,020 and $8,386 for the three months ended December 31, 2021 and 2020, respectively. Variable lease expense was $100,041 and $22,516 for the six months ended December 31, 2021 and 2020, respectively.

Weighted average remaining lease term was 4.24 years and weighted average discount rate was 3.29% at December 31, 2021.

NOTE I - CONTINGENCY

At the time of release of these financial statements, the United States is experiencing a National Emergency related to persistent health issues. Management is unable to quantify the potential duration and economic impact of mandated closures by our National, State or Local governments.

NOTE J - SUBSEQUENT EVENTS

We have evaluated subsequent events through February 10, 2022, which is the date the financial statements were available to be issued.

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

Recent Developments

In fiscal 2021 and 2022 to date, management has expanded on the services and options the Company provides for its customers. A new website for the Extremit-Ease product was created and is operational (www.extremitease.com). Management is also working on new Business to Customer (B to C) channels to provide Retail customers better opportunity to purchase our products. The Company also expanded its facilities in January 2021, moving into approximately 18,000 square feet of office and warehouse space. This move brought the Company back under a single roof. This has already proven to be very beneficial to our operations. In fiscal 2020, AMERX’s Extremit-Ease Compression Garment line expanded with the introduction of a Tan version of the garment and matching liner.

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

Updating the effects of COVID-19 on our business, currently we have seen fluctuations in our market due to the latest Omicron variant of the COVID-19 virus. The virius’s presence has caused patients to continue to cancel appointments and the medical market to restrict access to elective surgeries. We continue to monitor operations, and are still implementing policies and procedures to keep all our employees as safe as possible. Management does not believe it will truly be able to assess the affects of COVID-19 at this time or in the future, with any certainty.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company's condensed consolidated financial statements have been prepared in accordance with standards of the Public Company Accounting Oversight Board (United States), which require the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosures. A summary of those significant accounting policies can be found in the Notes to the Consolidated Financial Statements included in the Company's annual report on Form 10-K, for the year ended June 30, 2021, which was filed with the Securities and Exchange Commission on October 8, 2021, and as contained in the amendment of the Company's annual report on Form 10-K/A, as filed with the Securities and Exchange Commission on November 12, 2021, which contain certain restatements to the June 30, 2021 financial statements. The estimates used by management are based upon the Company's historical experiences combined with management's understanding of current facts and circumstances. Certain of the Company's accounting policies are considered critical as they are both important to the portrayal of the Company's financial condition and the results of its operations and require significant or complex judgments on the part of management. We believe that the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements.

Accounts Receivable Allowance

Accounts receivable allowance reflects a reserve that reduces our customer accounts and receivable to the net amount estimated to be collectible. The valuation of accounts receivable is based upon the credit-worthiness of customers and third-party payers as well as historical collection experience. Allowances for doubtful accounts are recorded as a selling, general and administrative expense for estimated amounts expected to be uncollectible from third-party payers and customers. The Company bases its estimates on its historical collection experience, current trends, credit policy and on the analysis of accounts by aging category. At December 31, 2021, and June 30, 2021, our allowance for doubtful accounts totaled $4,925 and $9,408, respectively.

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

Deferred Income Taxes

Deferred income taxes are recognized for the expected tax consequences in future years for differences between the tax bases of assets and liabilities and their financial reporting amounts, based upon enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. The Company accounts for income taxes under Topic 740 - Income Tax in the Accounting Standards Codification. A valuation allowance is used to reduce deferred tax assets to the net amount expected to be recovered in future periods. The estimates for deferred tax assets and the corresponding valuation allowance require us to exercise complex judgments. We periodically review and adjust those estimates based upon the most current information available. The Company had a valuation allowance of $31,960 as of December 31, 2021 and $0 as of June 30, 2021, respectively. Because the recoverability of deferred tax assets is directly dependent upon future operating results, actual recoverability of deferred tax assets may differ materially from our estimates.

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

FINANCIAL CONDITION

As of December 31, 2021 the Company's principal sources of liquid assets included cash of $806,574, inventories of $1,035,515, and net accounts receivable of $418,591. The Company also has $280,840 in Certificate of Deposits. The Company had net working capital of $2,178,467, and long-term lease liability of $573,528, at December 31, 2021.

During the six months ended December 31, 2021 cash decreased from $1,226,522 as of June 30, 2021, to $806,574. Operating activities used cash of $291,633 during the period. Investing activities used cash of $52,208. Financing activities used cash of $76,107.

The Company reflected a net non-current deferred tax asset of $82,308, at December 31, 2021. Because the recoverability of deferred tax assets is directly dependent upon future operating results, actual recoverability of deferred tax assets may differ materially from our estimates.

RESULTS OF OPERATIONS

Comparison of the three and six months ended December 31, 2021 and 2020.

Net sales during the quarter ended December 31, 2021, were $1,330,636 as compared to the previous year's quarter net sales of $1,174,405, an increase of $156,231, or approximately 13%. We believe increased sales were driven by increases in our customer base, as well as current customers taking advantage of new program offerings. Net sales during the six months ended December 31, 2021, were $2,520,613 as compared to the previous year's period net sales of $2,420,648, an increase of $99,965, or approximately 4%. We believe increased sales were driven by increases in our customer base, as well as current customers taking advantage of new program offerings.

Gross profit during the quarter ended December 31, 2021, was $918,722 as compared to $845,834 during the quarter ended December 31, 2020, an increase of $72,888 or 9%. As a percentage of net sales, gross profit was approximately 69% in the quarter ended December 31, 2021, and approximately 72% in the corresponding quarter in 2020. The decrease in profit was a result, primarily related to a one time sale, at low margin. Gross profit during the six months ended December 31, 2021, was $1,780,446 as compared to $1,757,756 during the six months ended December 31, 2020, an increase of $22,690 or 1%. As a percentage of net sales, gross profit was approximately 71% in the six months ended December 31, 2021, and approximately 73% in the corresponding period in 2020.

Operating expenses during the quarter ended December 31, 2021 were $972,632, consisting of $497,261 in salaries and benefits and $475,371 in selling, general and administrative expenses. This compares to operating expenses during the quarter ended December 31, 2020 of $740,959, consisting of $414,467 in salaries and benefits; and $326,492 in selling, general and administrative expenses. Expenses for the quarter ended December 31, 2021, increased by $231,672 or approximately 31% compared to the corresponding quarter in 2020. Salaries and Benefits increased as a result of hiring additional sales support staff and warehouse support, as well as increased salaries driven by the current economies of the available workforce. Operating expenses increased primarily due to increases in marketing expenses, distribution fees associated with a new customer and rent expense from our new offices. Operating expenses during the six months ended December 31, 2021 were $1,768,472, consisting of $936,721 in salaries and benefits and $831,751 in selling, general and administrative expenses. This compares to operating expenses during the six months ended December 31, 2020 of $1,436,333, consisting of $826,721 in salaries and benefits; and $609,612 in selling, general and administrative expenses. Expenses for the six months ended December 31, 2021, increased by $332,139 or approximately 23% compared to the corresponding quarter in 2020. Salaries and Benefits increased as a result of hiring additional sales support staff and warehouse support, as well as increased salaries driven by the current economies of the available workforce. Operating expenses increased primarily due to increases in marketing expenses, distribution fees associated with a new customer, and rent expense from our new offices.

Operating profit decreased by $158,784 to an operating loss of $53,909 for the quarter ended December 31, 2021, as compared to an operating profit of $104,875 in the comparable quarter of the prior year. The decrease in net income for the three month period, of the comparable quarter of the prior year before income taxes was primarily attributable to the increase in marketing expenses and rent associated with our new offices. Operating profit decreased by $309,449 to an operating profit of $11,974 for the six months ended December 31, 2021, as compared to an operating profit of $321,423 in the comparable six months of the prior year. The decrease in net income for the six month period, of the comparable six month’s of the prior year before income taxes was primarily attributable to the increase in marketing expenses and rent associated with our new offices.

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

PART II. OTHER INFORMATION

ITEM 5. OTHER INFORMATION

ITEM 6. EXHIBITS

(A)	EXHIBITS

//	10.1	Restated and Amended Executive Employment Agreement effective July1, 2021 between Justice W. Anderson, Procyon Corporation and AMERX Health Care Corporation.
//	10.2	Restated and Amended Executive Employment Agreement effective July1, 2021 between James B. Anderson, Procyon Corporation and AMERX Health Care Corporation.
//	10.3	Restated and Amended Executive Employment Agreement effective July1, 2021 between George O. Borak, Procyon Corporation and AMERX Health Care Corporation.
++	10.5	Business Line of Credit - Loan Agreement dated June 10, 2021
++	10.6	Business Line of Credit - Promissory Note dated June 10, 2021
**	10.7	Lease, effective January 15, 2021.
**	10.8	Lease, effective January 15, 2021.
	31.1	Certification of Justice W. Anderson pursuant to Exchange Act Rule 13a-14(a)/15d-14(a)
	31.2	Certification of James B. Anderson pursuant to Exchange Act Rule 13a-14(a)/15d-14(a)
	32.1	Certification Pursuant to 18 U.S.C.§1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002
	101.1*	The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2021, formatted in iXBRL (Inline Extensible Business Reporting Language): (I) the Condensed Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) the Notes to Condensed Consolidated Financial Statements
	104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)
	*	Furnished, not filed
	//	Incorporated by reference to the Company’s form 8-K filed on or about July 28, 2021.
	++	Incorporated by reference to the Company’s form 10-K filed on or about October 28, 2021.
	**	Incorporated by reference to the Company’s form 8-K filed on or about February 28, 2021.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

PROCYON CORPORATION
February 14, 2022	By:	/s/ JUSTICE W. ANDERSON
Date		Justice W. Anderson, Chief Executive Officer