Form 10-Q
period 2022-03-31
PROCYON CORP
filed 2022-05-11
CIK 812306

UNITED STATES SECURITIES & EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For Quarterly Period Ended March 31, 2022
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common stock, no par value; 8,087,388 shares outstanding as of May 2, 2022.

PROCYON CORPORATION & SUBSIDIARIES CONSOLIDATED BALANCE SHEETS
March 31, 2022 and June 30, 2021

	(unaudited)	(audited)
	March 31,	June 30,
	2022	2021
ASSETS

CURRENT ASSETS
Cash	$809,985	$1,226,522
Certificates of Deposit, plus accrued interest	281,041	280,438
Accounts Receivable, less allowance for doubtful accounts of $13,569 and $9,408, respectively.	378,294	497,358
Inventories	883,708	591,058
Prepaid Expenses	385,907	276,251
TOTAL CURRENT ASSETS	2,738,935	2,871,627

PROPERTY AND EQUIPMENT, NET	141,484	109,275

OTHER ASSETS
Deposits	21,736	3,235
Inventories	182,383	263,280
Intangible Asset	17,000	17,000
ROU Assets - Operating Leases	748,710	882,344
Deferred Tax Asset, net valuation allowance of $31,960 and $0, respectively.	119,150	120,430
	1,088,979	1,286,289

TOTAL ASSETS	$3,969,398	$4,267,191

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts Payable	$211,506	$167,588
Lease Liability, Current	160,380	154,022
Accrued Expenses	319,278	413,977
TOTAL CURRENT LIABILITIES	691,164	735,587

LONG TERM LIABILITIES
Lease Liability, Non-Current	530,918	653,860
TOTAL LONG TERM LIABILITIES	530,918	653,860

TOTAL LIABILITIES	1,222,082	1,389,447

COMMITMENTS AND CONTINGENCIES (NOTE I)	-	-

STOCKHOLDERS' EQUITY
Preferred Stock, 496,000,000 shares authorized, none issued.	-	-
Series A Cumulative Convertible Preferred Stock, no par value; 4,000,000 shares authorized; 167,100 shares issued and outstanding.	126,860	126,860
Common Stock, no par value, 80,000,000 shares authorized; 8,087,388 shares issued and authorized; 8,087,388 shares issued and outstanding.	4,444,766	4,444,766
Paid-in Capital	35,564	35,564
Accumulated Deficit	(1,859,874)	(1,729,446)
TOTAL STOCKHOLDERS' EQUITY	2,747,316	2,877,744

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,969,398	$4,267,191

The accompanying notes are an integral part of these financial statements.

PROCYON CORPORATION & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Three and Nine Months Ended March 31, 2022 and 2021

	(unaudited)	(unaudited)	(unaudited)	(unaudited)
	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	Mar. 31, 2022	Mar. 31, 2021	Mar. 31, 2022	Mar. 31, 2021

NET SALES	$1,112,498	$1,033,498	$3,633,111	$3,454,147

COST OF SALES	284,238	286,608	1,024,405	949,499

GROSS PROFIT	828,260	746,890	2,608,706	2,504,648

OPERATING EXPENSES
Salaries and Benefits	550,017	407,290	1,486,738	1,234,012
Selling, General and Administrative	420,830	335,458	1,252,581	945,070
	970,847	742,748	2,739,319	2,179,082

INCOME FROM OPERATIONS	(142,587)	4,142	(130,613)	325,566

OTHER INCOME (EXPENSE)
Other Income	-	-	-	-
Interest Income / (Expense)	397	184	1,465	(549)
	397	184	1,465	(549)

INCOME BEFORE INCOME TAXES	(142,190)	4,326	(129,148)	325,017

INCOME TAX (EXPENSE) / BENEFIT	36,842	17,388	(1,280)	(9,893)

NET INCOME	(105,348)	21,714	(130,428)	315,124

Dividend requirements on preferred stock	(4,179)	(4,179)	(12,533)	(12,533)

Basic net income available to common shares	$(109,527)	$17,535	$(142,961)	$302,591

Basic net income per common share	$(0.01)	$0.00	$(0.02)	$0.04

Weighted average number of common shares outstanding	8,087,388	8,087,388	8,087,388	8,087,388

Diluted net income per common share	$(0.01)	$0.00	$(0.02)	$0.04

Weighted average number of common shares outstanding, diluted	8,087,388	8,319,488	8,087,388	8,319,488

The accompanying notes are an integral part of these financial statements.

PROCYON CORPORATION & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
For the Nine Months Ended March 31, 2021 and 2020

Nine Months Ended March 31, 2022	Preferred Stock		Common Stock		Paid-In	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equtiy
Balance, June 30, 2021	167,100	$126,860	8,087,388	$4,444,766	$35,564	$(1,729,446)	$2,877,744

Net Income	-	-	-	-	-	42,482	42,482

Balance, September 30, 2021	167,100	126,860	8,087,388	4,444,766	35,564	(1,686,964)	$2,920,226

Net Income (Loss)	-	-	-	-	-	(67,562)	(67,562)

Balance, December 31, 2021	167,100	$126,860	8,087,388	$4,444,766	$35,564	$(1,754,526)	$2,852,664

Net Income (Loss)	-	-	-	-	-	(105,348)	(105,348)

Balance, March 31, 2022	167,100	$126,860	8,087,388	$4,444,766	$35,564	$(1,859,874)	$2,747,316

Nine Months Ended March 31, 2021	Preferred Stock		Common Stock		Paid-In	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equtiy
Balance, June 30, 2020	167,100	$126,860	8,087,388	$4,444,766	$15,885	$(2,423,795)	$2,163,716

Net Income	-	-	-	-	-	219,096	219,096

Balance, September 30, 2020	167,100	$126,860	8,087,388	$4,444,766	$15,885	$(2,204,699)	$2,382,812

Net Income (Loss)	-	-	-	-	-	74,313	74,313

Balance, December 31, 2020	167,100	$126,860	8,087,388	$4,444,766	$15,885	$(2,130,386)	$2,457,125

Net Income (Loss)	-	-	-	-	-	21,714	21,714

Balance, March 31, 2021	167,100	$126,860	8,087,388	$4,444,766	$15,885	$(2,108,672)	$2,478,839

The accompanying notes are an integral part of these financial statements.

PROCYON CORPORATION & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ending March 31, 2022 and 2021

	(unaudited)	(unaudited)
	March 31,	March 31,
	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES

Net Income	$(130,428)	$315,124
Adjustments to reconcile net income to net cash provided by / (used in) operating activities:
Depreciation	27,819	34,623
Allowance for Doubtful Accounts	4,161	-
Right of Use Asset Amortization	133,634	75,092
Deferred Income Taxes	(30,680)	66,532
Valuation Allowance	31,960	(56,639)
Accrued Interest on Certificates of Deposit	(603)	-
Decrease (increase) in:
Accounts Receivable	114,904	(138,371)
Deposits	(18,501)	(2,443)
Inventory	(211,753)	(28,862)
Prepaid Expenses	(109,656)	(79,204)
Increase (decrease) in:
Accounts Payable	43,918	(10,669)
Accrued Expenses	(94,699)	(14,972)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(239,924)	160,211

CASH FLOW FROM INVESTING ACTIVITIES

Interest Earned on CD's	-	(293)
Purchase of CD	-	(125,000)
Purchase of property & equipment	(60,029)	(19,155)
NET CASH (USED IN) INVESTING ACTIVITIES	(60,029)	(144,448)

CASH FLOW FROM FINANCING ACTIVITIES

Payment on Operating Lease Liability	(116,584)	(172,386)
NET CASH (USED IN) FINANCING ACTIVITIES	(116,584)	(172,386)

NET CHANGE IN CASH	(416,537)	(156,623)

CASH AT BEGINNING OF PERIOD	1,226,522	665,834

CASH AT END OF PERIOD	$809,985	$509,211

SUPPLEMENTAL DISCLOSURES

Interest Paid	$-	$-
Taxes Paid	$-	$-

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

STOCK-BASED COMPENSATION

Stock based compensation is accounted for in accordance with Topic 718 - Compensation - Stock Compensation in the Accounting Standards Codification. Pursuant to Topic 718, all share-based payments to employees, including grants of employee stock options, are to be recognized in the statement of operations based upon their fair values. Topic 718 rescinds the acceptance of pro forma disclosure. In December 2009, our shareholders approved the adoption of our 2009 Stock Option Plan (the “2009 Stock Option Plan,” which expired in December 2019. Our shareholders approved a new stock option plan in November 2020 (the “2020 Stock Option Plan”), providing the Company a continued means of offering stock-based compensation.

On March 31, 2022, there were 65,000 outstanding options to purchase shares of our common stock granted under our prior 2009 Stock Option Plan. There were 50,000 outstanding options to purchase shares of our common stock granted under our 2020 Stock Option Plan.

The fair value of a stock option is determined using the Black-Scholes option-pricing model, which values options based on the stock price at the grant date, the expected life of the option, the estimated volatility of the stock, the expected dividend payments, and the risk-free interest rate over the life of the option. There were no options granted during the quarter ended March 31, 2022.

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

For the three and nine months ended March 31, 2022, the potential dilutive effects of the preferred stock and stock options were excluded in the weighted-average shares outstanding, as the shares would have an anti-dilutive effect on the loss from continuing operations.

NOTE B - INVENTORIES

Inventories consisted of the following:

	March 31, 2022	June 30, 2021

Finished Goods	$748,313	$683,771
Raw Materials	317,778	170,567
	$1,066,091	$854,338

At March 31, 2022 and June 30, 2021, respectively, $182,383 and $263,280 of our inventory was considered non-current as it will not be used within a one year period.

NOTE C - STOCKHOLDERS' EQUITY

During January 1995, the Company's Board of Directors authorized the issuance of up to 4,000,000 shares of Series A Cumulative Convertible Preferred Stock ("Series A Preferred Stock"). The preferred stockholders are entitled to receive, as and if declared by the board of directors, quarterly dividends at an annual rate of $.10 per share of Series A Preferred Stock per annum. Dividends will accrue without interest and will be cumulative from the date of issuance of the Series A Preferred Stock and will be payable quarterly in arrears in cash or publicly traded common stock when and if declared by the Board of Directors. As of March 31, 2022, no dividends have been declared. Dividends in arrears on the outstanding preferred shares total $417,051 as of March 31, 2022.

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

NOTE D - INCOME TAXES AND AVAILABLE CARRYFORWARD

As of March 31, 2022, the Company had consolidated income tax net operating loss ("NOL") carryforwards for federal income tax purposes of approximately $702,000. NOL arising before December 31, 2020 will expire in various years ending through the year 2035 and for losses arising in taxable years beginning after December 31, 2020, the deduction is limited to 80% of taxable income and can be carried forward indefinitely. The utilization of certain loss carryforwards are limited under Section 382 of the Internal Revenue Code.

The components of the provision for income tax (expense) attributable to continuing operations are as follows:

	Nine Months 3/31/2022	Nine Months 3/31/2021
Current
Federal	$0	$0
State	0	0
	$0	$0
Deferred
Federal	$(1,060)	$(8,198)
State	(220)	(1,695)
	$(1,280)	$(9,893)

Total Income Tax Benefit / (Expense)	$(1,280)	$(9,893)

Deferred income taxes reflect the net tax effects of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:

Non-Current
Deferred tax assets
NOL and contribution carryforwards	$177,902
Share based payments	4,988
Lease liabilities - operating leases	175,209
Accrued compensated absences	12,906
Accrued bonus	2,088
Allowance for doubtful accounts	3,439
Total deferred tax assets	376,532

Deferred tax (liabilities)
Right-of-use-assets - operating leases	(189,761)
Excess of tax over book depreciation	(35,661)
Total deferred tax (liabilities)	(225,422)

Total deferred tax asset	151,110
Valuation Allowance	(31,960)
Net Deferred Tax Asset	$119,150

The change in the valuation allowance is as follows:
June 30, 2021	$-
March 31, 2022	$(31,960)
$(31,960)

Income taxes for the nine months ended March 31, 2022 and 2021 differ from the amounts computed by applying the effective income tax rate of 25.35%, to income before income taxes as a result of the following:

	Nine Months	Nine Months
	March 31, 2022	March 31, 2021
Expected (provision) at US statutory rate	$27,147	$(68,254)
State income tax net of federal (provision)	5,617	(14,122)
Nondeductible Expense	(689)	(2,599)
Change in estimates of loss carryforward	(1,395)	18,444
Change in valuation allowance	(31,960)	$56,638
Income Tax (Expense)	$(1,280)	$(9,893)

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

NOTE E - LINE OF CREDIT

In June 2021, we entered into a line of credit, with a limit of $250,000. The terms of the Line of credit include an interest rate that fluctuates at prime plus a half of point, interest only. The line of credit matures on June 30, 2022.

Interest expense for the years ended June 30, 2021 and the period ending March 31, 2022, was $0 and $0, respectively.

The line of credit is guaranteed by Justice W. Anderson, our President and Chief Executive Officer.

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

The Loan, which is evidenced by a promissory note (the "Note"), had a two-year term, maturing on April 13, 2022, and bearing interest at a rate of 1.00% per annum. Monthly principal and interest payments, less the amount of any potential forgiveness (discussed below), would commence seven months from the date the Note was signed and funded. The Company did not provide any collateral or guarantees for the Loan, nor any facility charge to obtain the Loan.

We applied for the loan to be forgiven, pursuant to the CARES Act and relevant regulation. The loan was forgiven by the SBA in May of 2021.

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

NOTE H - RIGHT-OF-USE ASSETS AND LEASE LIABILITIES

Operating leases

In June 2015, the Company entered into a lease agreement to lease certain office equipment with a lease term of 63 months. The lease contains a renewal option to extend the term for successive one year periods. The Company is not reasonably certain that it will renew the lease when it expires. Initial rent amount was $1,079 per month, with increases each year no more than 3%. In applying ASC 842, the Company uses a lease term of 63 months and anincremental borrowing rate of 5.5% which was the borrowing rate on the Company’s line of credit with a financial institution with all accounts and general intangibles. This lease expired in September 2020. As such, the right-of-use asset has been fully amortized and its related lease liability extinguished at September 30, 2020.

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

The following is information related to the Company’s right-of-use assets and liabilities for its operating leases:

ROU assets - operating leases obtained in exchange for lease liabilities - operating lease	$973,081
Amortization of ROU assets since lease inception	(224,371)
ROU assets - operating leases at March 31, 2022	$748,710
Lease liabilities - operating leases on adoption date	$973,081
Payments on lease liabilities	(281,783)
Lease liabilities - operating leases on March 31, 2022	691,298
Lease liabilities - operating leases due in the 12 months ending March 31, 2022	160,380
Lease liabilities - operating leases due after March 31, 2022	$530,918

Variable lease expense was $50,020 and $58,406 for the three months ended March 31, 2022 and 2021, respectively. Variable lease expense was $150,061 and $80,922 for the nine months ended March 31, 2022 and 2021, respectively.

Weighted average remaining lease term was 3.99 years and weighted average discount rate was 3.29% at March 31, 2022.

NOTE I - CONTINGENCY

At the time of release of these financial statements, the United States is experiencing a National Emergency related to the COVID-19 pandemic. Management is unable to quantify the potential duration and economic impact of the pandemic.

NOTE J - SUBSEQUENT EVENTS

We have evaluated subsequent events through May 4, 2022, which is the date the financial statements were available to be issued.

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

Recent Developments

In fiscal 2021 and 2022 to date, management has expanded on the services and options the Company provides for its customers. A new website for the Extremit-Ease product was created and is operational (www.extremitease.com). Management is also working on new Business to Customer (B to C) channels to provide retail customers better opportunities to purchase our products. The Company also expanded its facilities in January 2021, moving into approximately 18,000 square feet of office and warehouse space. This move brought the Company back under a single roof. This has already proven to be very beneficial to our operations. In fiscal 2020, AMERX’s Extremit-Ease Compression Garment line expanded with the introduction of a Tan version of the garment and matching liner.

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

Accounts Receivable Allowance

Accounts receivable allowance reflects a reserve that reduces our customer accounts and receivable to the net amount estimated to be collectible. The valuation of accounts receivable is based upon the credit-worthiness of customers and third-party payers as well as historical collection experience. Allowances for doubtful accounts are recorded as a selling, general and administrative expense for estimated amounts expected to be uncollectible from third-party payers and customers. The Company bases its estimates on its historical collection experience, current trends, credit policy and on the analysis of accounts by aging category. At March 31, 2022, and June 30, 2021, our allowance for doubtful accounts totaled $13,569 and $9,408, respectively.

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

Deferred Income Taxes

Deferred income taxes are recognized for the expected tax consequences in future years for differences between the tax bases of assets and liabilities and their financial reporting amounts, based upon enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. The Company accounts for income taxes under Topic 740 - Income Tax in the Accounting Standards Codification. A valuation allowance is used to reduce deferred tax assets to the net amount expected to be recovered in future periods. The estimates for deferred tax assets and the corresponding valuation allowance require us to exercise complex judgments. We periodically review and adjust those estimates based upon the most current information available. The Company had a valuation allowance of $31,960 as of March 31, 2022 and $0 as of June 30, 2021, respectively. Because the recoverability of deferred tax assets is directly dependent upon future operating results, actual recoverability of deferred tax assets may differ materially from our estimates.

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

FINANCIAL CONDITION

As of March 31, 2021 the Company's principal sources of liquid assets included cash of $809,985, inventories of $883,708, and net accounts receivable of $378,294. The Company also has $281,041 in Certificate of Deposits. The Company had net working capital of $2,047,771, and long-term lease liability of $530,918, at March 31, 2022.

During the nine months ended March 31, 2022 cash decreased from $1,226,522 as of June 30, 2021, to $809,985. Operating activities used cash of $239,924 during the period. Investing activities used cash of $60,029. Financing activities used cash of $116,584.

The Company reflected a net non-current deferred tax asset of $119,150, at March 31, 2022. Because the recoverability of deferred tax assets is directly dependent upon future operating results, actual recoverability of deferred tax assets may differ materially from our estimates.

RESULTS OF OPERATIONS

Comparison of the three and nine months ended March 31, 2022 and 2021.

Net sales during the quarter ended March 31, 2022, were $1,112,498 as compared to the previous year's quarter net sales of $1,033,498, an increase of $79,000, or approximately 8%. We believe increased sales were driven by increases in our customer base, as well as current customers taking advantage of new program offerings. Net sales during the nine months ended March 31, 2022, were $3,633,111 as compared to the previous year's period net sales of $3,454,147, an increase of $178,964, or approximately 5%. We believe increased sales were driven by increases in our customer base, as well as current customers taking advantage of new program offerings.

Gross profit during the quarter ended March 31, 2022, was $828,210 as compared to $746,890 during the quarter ended March 31, 2021, an increase of $81,320 or 11%. As a percentage of net sales, gross profit was approximately 74% in the quarter ended March 31, 2022, and approximately 72% in the corresponding quarter in 2021. The increase in gross profit as a percentage of sales was a result, of shifting of sales in our different channels. Gross profit during the nine months ended March 31, 2022, was $2,608,706 as compared to $2,504,648 during the nine months ended March 31, 2021, an increase of $104,058 or 4%. As a percentage of net sales, gross profit was approximately 72% in the nine months ended March 31, 2022, and approximately 73% in the corresponding period in 2021.

Operating expenses during the quarter ended March 31, 2022 were $970,847, consisting of $550,017 in salaries and benefits and $420,830 in selling, general and administrative expenses. This compares to operating expenses during the quarter ended March 31, 2021 of $742,748, consisting of $407,290 in salaries and benefits; and $335,458 in selling, general and administrative expenses. Expenses for the quarter ended March 31, 2022, increased by $228,099 or approximately 31% compared to the corresponding quarter in 2021. Salaries and Benefits increased as a result of hiring additional sales staff and operations staff, as well as increased salaries driven by the current economies of the available workforce. Operating expenses increased primarily due to increases in marketing expenses and distribution fees associated with a new customer. Operating expenses during the nine months ended March 31, 2022 were $2,739,319, consisting of $1,486,738 in salaries and benefits and $1,252,581 in selling, general and administrative expenses. This compares to operating expenses during the nine months ended March 31, 2021 of $2,179,082, consisting of $1,234,012 in salaries and benefits; and $945,070 in selling, general and administrative expenses. Expenses for the nine months ended March 31, 2022, increased by $560,237 or approximately 26% compared to the corresponding period in 2021. Salaries and Benefits increased as a result of hiring additional sales staff and operations staff, as well as increased salaries driven by the current economies of the available workforce. Operating expenses increased primarily due to increases in marketing expenses, distribution fees associated with a new customer, and rent expense from our new offices.

Operating profit decreased by $146,729 to an operating loss of $142,587 for the quarter ended March 31, 2022, as compared to an operating profit of $4,142 in the comparable quarter of the prior year. The decrease in net income for the three month period, of the comparable quarter of the prior year before income taxes was primarily attributable to the increase in salaries, marketing expenses and rent associated with our new offices. Operating profit decreased by $456,179 to an operating loss of $130,613 for the nine months ended March 31, 2022, as compared to an operating profit of $325,566 in the comparable nine months of the prior year. The decrease in net income for the nine month period, of the comparable nine month’s of the prior year before income taxes was primarily attributable to the increase in salaries, marketing expenses and rent associated with our new offices.

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
	101.1*

The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in Inline XBRL (Extensible Business Reporting Language): (I) the Condensed Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) the Notes to Condensed Consolidated Financial Statements

	104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
	*	Furnished, not filed
	//	Incorporated by reference to the Company’s form 8-K filed on or about July 28, 2021.
	++	Incorporated by reference to the Company’s form 10-K filed on or about October 28, 2021.
	**	Incorporated by reference to the Company’s form 8-K filed on or about February 28, 2021.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

PROCYON CORPORATION
May 11, 2022	By:/s/ JUSTICE W. ANDERSON
Date	Justice W. Anderson, Chief Executive Officer