Form 10-K
period 2022-06-30
PROCYON CORP
filed 2022-09-28
CIK 812306

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2022

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ____________

Commission file number 0-17449

PROCYON CORPORATION

(Exact name of registrant as specified in its charter)

Colorado	59-3280822
(State of incorporation)	(I.R.S. Employer ID No.)

164 Douglas Rd, Oldsmar, Florida 34677

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

The aggregate market value of the 3,916,652 shares of Common Stock held by non-affiliates was $1,370,828 on September 19, 2022, the date of the last sale of common stock, based on the average bid and asked price of $.35 on such date.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

As of September 19, 2022, there were 8,087,388 shares of the issuers Common Stock outstanding.

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

Products

Major product lines - AMERX®, AMERIGEL® , HELIX3 Bioactive Collagen®, EXTREMIT-EASE® Compression Garment and Advantagen® Surgical Collagen.

AMERX markets a proprietary line of AMERIGEL® advanced skin and wound care products made with Oakin®, proven to promote healing in wound and problematic skin conditions, including AMERIGEL Hydrogel Wound Dressing, AMERIGEL Post Op Surgical Kits, AMERIGEL Saline Wound Wash, AMERIGEL Care Lotion, and AMERIGEL Barrier Lotion. These products have become the core foundation for AMERX's growth.

In the second half of fiscal 2015, AMERX expanded its product brands by introducing HELIX3 Bioactive Collagen. HELIX3 is available in Collagen Powder (HELIX3 CP) and Collagen Matrix (HELIX3 CM); developed to address market segments previously unavailable to AMERX. In 2022, HELIX3 Collagen Gel was added to expand this line of products.

In fiscal 2016, AMERX continued its brand expansion by introducing the AMERX wound care product line. The line consists of: AMERX Calcium Alginate Dressing, AMERX Foam Dressing, AMERX Gauze Dressing, AMERX Hyrdocolloid Dressing, and AMERX Wound Care Kits, including AMERX Calcium Alginate Wound Care Kit, AMERX Collagen Matrix Wound Care Kit, AMERX Collagen Powder Wound Care Kit, AMERX Foam Wound Care Kit and AMERX Hydrogel Wound Care Kit.

In fiscal 2017, AMERX expanded its product line to include a new segment of the wound care market by introducing the EXTREMIT-EASE Compression Garment line. Extremit-Ease received a patent in June of 2022. These new products have demonstrated early success and product expansion has made it possible for AMERX to provide treatments outside its historical niche.

In fiscal 2021, AMERX introduced AMERIGEL Hand Sanitizer, a premium product containing 70% alcohol to be effective against germs and moisturizers to keep the skin from drying out from heavy use.

In fiscal 2022, AMERX expanded its product line with the introduction of Advantagen, a surgical collagen powder that promotes wound closure and decreases the potential for surgical site infection. AMERX also introduced AMERX Rolled Gauze Wound Care Kits. These kits provide alternative dressing options for patients when traditional bandage applications are problematic. AMERX also updated its AMERX Dressing product line, including Calcium Alginate, Foam and Gauze Dressings; used in the treatment of wounds. AMERX also added Retention tape to this product line furthering the Companies breadth of wound care product.

AMERX looks to introduce more new products in fiscal 2023. AMERX wound care products sold under the brand names AMERIGEL, HELIX3, AMERX and EXTREMIT-EASE have received approval for Medicare reimbursement, assigned by the Pricing, Data Analysis and Coding contractor for Medicare and Medicaid ("PDAC"). We believe this reimbursement code is beneficial to AMERX's business, allowing customers on Medicare to seek coverage for use of these products.

AMERX spent approximately $30,000 towards research and development efforts over the past fiscal year. These efforts were directed towards new product offerings.

The AMERIGEL product line with OAKIN is based on proprietary formulations which are protected as trade secret information and with registered trademarks. AMERX filed for patent protection on the Extremit-Ease Compression Garment in 2017. The patent was approved in June 2022. HELIX3, HELIX3 CP, HELIX3 CM and HELIX3 Bioactive Collagen, OAKIN and EXTREMIT-EASE are registered trademarks of AMERX Health Care. All products are registered with the Food and Drug Administration ("FDA").

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

Market for Products

We have expanded our product line over the years to address a broader range of wound applications. Our core AMERIGEL product line containing Oakin® established our presence in the physician market to address skin and wound care treatment needs. HELIX3 Bioactive Collagen was added to our product line in fiscal 2015 and AMERX Kits, dressings and bandages in fiscal 2016 to address the broader wound care market needs for an increasing number of people with diabetes and obesity. This market is primarily comprised of hospitals, wound care centers, nursing homes, home health care agencies and health care practioners. The EXTREMIT-EASE® Compression Garment, introduced in 2017, enables AMERX Health Care to compete in the global compression therapy market, a multi-billion market that is projected to escalate as a result of aging populations, rising prevalence of diabetes, lymphatic diseases, cancer surgeries, venous diseases and sports injuries. In fiscal 2019, the Company continued expanding its sales channel designed to reduce inventory costs while increasing access to AMERX full line of products, through existing markets. Amerx grew its Wound Care product line with the addition of Retention Tape, additional Bordered Foam sizes and additional sizes of Calcium Alginate products. The HELIX Collagen line grew with the addition of a 1" x 1", 4" x 4" and 7" x 7" Matrix pad. In fiscal 2021, AMERX added a 1" x 6" and 1" x 10" matrix pad to HELIX Collagen lline. In fiscal 2020, AMERX's Extremit-Ease Compression Garment line expanded with the introduction of a Tan version of the garment and matching liner. Extremit-Ease continues to gain momentum in the wound care, edema and lymphedema markets with plans to further expand the line. In fiscal 2021, AMERX introduced AMERIGEL Hand Sanitizer, a premium product containing 70% alcohol to be effective against germs and moisturizers to keep the skin from drying out from heavy use. In fiscal 2022, AMERIGEL expanded its Collagen line with the introduction of Advantagen®, to bring its line of products into hospital and surgery center settings. AMERX also repackaged its AMERX Dressing product line, including Calcium Alginate, Foam and Gauze Dressings; and added Retention Tape as a secondary dressing option.

We believe AMERX Health Care's products offer quality, efficacious treatment options for acute and chronic wounds, ulcers and recurring skin conditions, and therapy options for edema most often treated by health care professionals. The retail market for AMERX products is comprised of national and regional chain stores, independent retail pharmacies and medical supply stores.

Distribution and Sales

AMERX's traditional method of distribution has been through retail and institutional distributors. We expect to continue increasing our distributor base, particularly with distributors capable of introducing AMERX's products in new medical specialty markets, in new geographical areas and to new retail chains. Distributors typically purchase products from AMERX on standard credit terms (2%10, Net 30). AMERX supports its distributors through product literature, advertising and participation at industry trade shows. All existing distributors sell AMERX products on a non-exclusive basis. Amerx showed significant growth in its internet channel of sales, which includes all or their products, excluding kits (exclusive to the professional market).

We periodically receive inquiries about international market distribution for the AMERIGEL product line. These inquiries have been generated by our advertising, market presence and web sites (www.amerxhc.com, www.amerigel.com and www.extremitease.com). We respond to and pursue all such inquiries, while complying with applicable international regulatory guidelines.

In fiscal 2022, AMERX generated all of our net sales of approximately $4,842,000.

Significant Customer(s)

During the year ended June 30, 2022 sales from one customer accounted for approximately more than 10% of AMERX’s sales. In fiscal 2021 one customer accounted for more than 10% of AMERX’s sales.

Manufacturing

During fiscal 2022, the majority of manufacturing of AMERX's products was completed by non-affiliated manufacturing facilities. AMERX has written contracts with its manufacturers (and there are no minimum purchase requirements). The agreements / arrangements made with multiple manufacturers reduces the potential risk associated with relying on a single manufacturer. AMERX believes there are additional companies that could manufacture AMERX products according to specifications, if necessary.

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

A single source currently furnishes a proprietary ingredient contained in the AMERIGEL products. AMERX does not have a written contract with this supplier; however, management believes that, if necessary, an alternative supplier could be secured within a reasonable period of time. The manufacturer generally provides other raw materials and ingredients and we believe there are numerous other sources for these materials and ingredients. However, there can be no assurance that AMERX would be able to timely secure an alternative supplier and the failure to replace this supplier in a timely manner could materially harm AMERX's results of operations.

Proprietary Rights

The United States Patent and Trademark Office registered the Company's AMERIGEL trademark in January 1999. OAKIN, the principal proprietary ingredient used in AMERIGEL products, became a registered trademark in 2007. In fiscal 2016, AMERX received registered trademarks for the OAKIN logo, HELIX3, HELIX3 CM, HELIX3 CP and the HELIX3 logo. In fiscal 2017, AMERX received registered trademark approval for the EXTREMIT-EASE Compression Garment name, logo and mark "WHERE COMPRESSION MEETS COMPLIANCE". All registered trademarks have been periodically renewed, when required, and are currently in effect. In 2017 AMERX Health Care filed a patent application related to our EXTREMIT-EASE compression product, this patent was approved in June 2022. AMERX relies on a combination of trademarks, patents, trade secret protection and confidentiality agreements to establish and protect its proprietary rights.

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

Order Placement and Backlog

There were no back orders as of June 30, 2022 and June 30, 2021, respectively.

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

We believe that, as of June 30, 2022, we are in compliance with all applicable laws and regulations relating to our operations in all material respects. Compliance with the various provisions of national, state and local laws and regulations has had a material adverse effect upon the capital expenditures, earnings, financial position, liquidity and competitive position of the Company. We have incurred and will continue to incur costs in order to remain compliant with applicable securities laws and regulations of the U.S. Securities and Exchange Commission (“SEC”) and the FDA.

Employees

As of September 1, 2022, the Company and its subsidiary employ a total of 19 full time employees, consisting of 7 management employees, 4 sales-related employees and 8 administrative employees. One employee works under Procyon and eighteen employees work under the AMERX subsidiary.

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

On January 13, 2021 the Company entered into a lease agreement to lease 18,000 square feet of warehouse space in Clearwater, FL. The lease is is for a five year term starting May 1, 2021 and ending April 30, 2026. The lease payment begins at $14,165 per month and will increase annually based on the Consumer Price Index, and will be no less then 2% or exceed 5% per year.

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

As of September 23, 2022, there were approximately 110 record holders of the Company’s Common Stock.

Holders of Common Stock are entitled to receive such dividends if declared by the Company’s Board of Directors. We have not declared any dividends on our Common Stock and have no current plans to declare a dividend in the immediate future.

Holders of the Series A Cumulative Convertible Preferred Stock (the “Preferred Stock”) are entitled to receive, if declared by the Board of Directors, quarterly dividends at an annual rate of $.10 per share. Dividends accrue without interest, from the date of issuance, and are payable in arrears in cash or common stock, when and if declared by the Board of Directors. No dividends had been declared or paid at June 30, 2022, and dividends, if ever declared, in arrears at such date total $421,226.

Holders of the Preferred Stock have the right to convert their shares of Preferred Stock into an equal number of shares of Common Stock of the Company. In addition, every holder of preferred stock is entitled to that number of votes equal to the number of shares of common stock into which the preferred stock is convertible. Such preferred shares will automatically convert into one share of Common Stock at the close of a public offering of Common Stock by the Company provided the Company receives gross proceeds of at least $1,000,000, and the initial offering price of the Common Stock sold in such offering is equal to or in excess of $1 per share. No shares were converted during fiscal 2021 or 2022. So long as any shares of Series A Preferred Stock are outstanding, the Company is prohibited from declaring dividends or other distributions related to its Common Stock or purchasing, redeeming or otherwise acquiring any of the Common Stock.

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

Equity Compensation Plan Information

The following table contains information regarding Procyon’s equity compensation plans as of June 30, 2022. The Company maintained the Procyon Corporation 2009 Stock Option Plan (the "2009 Option Plan"), which expired by its terms on December 8, 2019. In November 2020, our shareholders approved the Procyon Corporation 2020 Stock Option and Incentive Plan (the “2020 Option Plan”).

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

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

This Report on Form 10-K, including Management’s Discussion and Analysis or Plan of Operation, contains forward-looking statements. When used in this report, the words “may”, “will”‚ “expect”‚ “anticipate”‚ “continue”‚ “estimate”‚ “project”‚ “intend”‚ “seek”, “hope”‚ “believe” and similar expressions, variations of these words or the negative of those words, and, any statement regarding possible or assumed future results of operations of the Company’s and its subsidiaries’ business, the markets for its products, anticipated expenditures, regulatory developments or competition, or other statements regarding matters that are not historical facts, are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 regarding events, conditions and financial trends including, without limitation, business conditions in the skin and wound care market and the general economy, competitive factors, changes in product mix, production delays, manufacturing capabilities, the loss of any significant customers or suppliers, general supply chain delays, new and unanticipated governmental regulations, the impact of the COVID-19 pandemic on the Company’s sales, operations and supply chain and other risks or uncertainties detailed in other of the Company’s Securities and Exchange Commission filings. Such statements are based on management’s current expectations and are subject to risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, the Company’s actual plan of operations, business strategy, operating results and financial position could differ materially from those expressed in, or implied by, such forward-looking statements.

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
-

The economic impact of the COVID-19 pandemic could adversely affect our financial condition and results of operations. The pandemic resulted in an unprecedented slow-down in economic activity, a related increase in unemployment and a significant decline in the value of the stock market and many non-essential and elective medical procedures to be delayed or canceled. The COVID-19 pandemic is affecting the United States and global economies and may affect our operations and those of third parties on which we rely, including by causing disruptions in the supply for our products. In addition, the COVID-19 pandemic may affect our operations due to users of our products delaying or canceling medical treatments and the closure of doctors offices and other medical health facilities which administer our products. The ultimate impact of the COVID-19 pandemic is highly uncertain and subject to change. We do not yet know the full extent of potential delays or impacts on our business, financing or on healthcare systems or the global economy as a whole. However, these effects could have a material impact on our results from operations and business and those of the third parties on which we rely.

-	Security breaches and other disruptions could compromise our information and expose us to liability, which would cause our business and reputation to suffer.
-

We or the third parties upon whom we depend may be adversely affected by natural disasters and our business continuity and disaster recovery plans may not adequately protect us from a serious disaster.

-	Our cost to manufacture our products could be adversly affected by rising inflation and the increase in interest rates.

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

Deferred Income Taxes

Deferred income taxes are recognized for the expected tax consequences in future years for differences between the tax bases of assets and liabilities and their financial reporting amounts, based upon exacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. The Company accounts for income taxes under Topic 740 - Income Tax in the Accounting Standards Codification. A valuation allowance is used to reduce deferred tax assets to the net amount expected to be recovered in future periods. The estimates for deferred tax assets and the corresponding valuation allowance require us to exercise complex judgments. We periodically review and adjust those estimates based upon the most current information available. Valuation allowances for periods ending June 30, 2021 and June 30, 2022, were $0 and $31,960, respectively.

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

Future Expectations

AMERX expects to further penetrate the health care market through its participation in industry trade shows, advertisements in trade journals, development of additional distributor relationships and by opening new geographical territories (including international markets). AMERX management is trying new methods of marketing to support its multiple product lines, with multiple channels. AMERX management seeks to develop new markets as the AMERIGEL, HELIX3, AMERX and EXTREMIT-EASE product lines gain broader acceptance. AMERX management also seeks to develop new products to be released as soon as practicable, with expansion of the HELIX3 line expected in fiscal 2023.

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

Results of Operations

Comparison of Fiscal 2022 and 2021.

During fiscal 2022 and 2021, our results of operations related solely to the operations of AMERX. Net sales during fiscal 2022 were approximately $4,842,000 as compared to approximately $4,720,000 in fiscal 2021, an increase of approximately $122,000 or 3%. Growth in Fiscal 2022 was a result of expanded sales to our core customer base with new and existing products as well as AMERX initiative to establish a consistent manufacturer suggested retail price (MSRP) in the retail space to benefit all AMERX customers. AMERX believes the changes to how consumers purchase retail products will work to our advantage when competing for consumers dollars.

Cost of sales were approximately $1,357,000 in fiscal 2022, as compared to approximately $1,331,000 in fiscal 2021, an increase of approximately $26,000 or 2%. Cost of sales in fiscal 2022, as a percentage of net sales, remained steady at 28%, from 28% in the previous fiscal year ending 2021.

Gross profit increased to approximately $3,486,000 during fiscal 2022, as compared to approximately $3,389,000 during fiscal 2021, an increase of about $97,000, or 3%. As a percentage of net sales, gross profit was approximately 72% in fiscal 2022 and fiscal 2021.

Operating expenses during fiscal 2022 were approximately $3,723,000, consisting of approximately $2,012,000 in salaries and benefits and $1,711,000 in selling, general and administrative expenses. Operating expenses in fiscal 2021 were approximately $3,162,000 and consisted of approximately $1,832,000 in salaries and benefits and approximately $1,330,000 in selling, general and administrative expenses. This represents an increase in expenses of approximately $561,000 in fiscal 2022 over the operating expenses in fiscal 2021. As a percentage of net sales, operating expenses during fiscal 2022 were 77% as compared to 67% during fiscal 2021; as gross profit increased approximately $97,000 for the year on an approximately $561,000 increase in operating expenses. Salaries and Benefits increased when compared to previous year as gross wages for all employees have been affected by the pressure the Company faces from higher employment market demands. Selling, General and Administrative expenses increased primarily due to increases in marketing efforts, a full year into our new office lease, expenses related to selling our products on the internet, and software expenses as we look to utilize technology to improve our support to our customer base, improve staffs access to data and drive efficiencies in the workspace.

Losses from operations finished at approximately $237,000 in 2022, as compared to income of approximately $227,000 in fiscal 2021. Losses before income taxes finished at approximately $235,000 in 2022, as compared to income of approximately $734,000 in 2021. Net loss (after dividend requirements for Preferred Shares) was approximately $226,000 during fiscal 2022, compared to approximately $678,000 of net income during fiscal 2021. The Company recorded approximately $26,000 of income tax benefit when determining the net loss available to common shares in fiscal 2022, compared to $39,000 income tax expense when determining the net income available in common shares in fiscal 2021.

Management believes it is more likely than not that the tax benefit of approximately $126,000 of NOL carryforwards will not be realized. Therefore, management provided valuation allowance of $31,960 against its deferred tax asset. Management will continue to evaluate its operating results each reporting period and assess whether it will be able to utilize all available NOL carryforwards before expiration.

Liquidity and Capital Resources

Historically, we have financed our operations through revenues from operations. As of June 30, 2022, our principal sources of liquidity included inventories of approximately $761,000, net accounts receivable of approximately $407,000, cash of approximately $760,000, and certificates of deposit of approximately $281,000. We had net working capital of approximately $1,942,000 at June 30, 2022.

Operating activities used cash of approximately $229,000 during fiscal 2022, and provided approximately $280,000 during fiscal 2021, consisting primarily of an increase in net loss of approximately $210,000, in fiscal 2022 and an increase in income, in fiscal 2021. Cash used in investing activities during fiscal 2022 was approximately $83,000 as compared to cash provided by investing activities in fiscal 2021 of approximately $480,000, respectively. Cash used in financing activities during fiscal 2022 was $154,000 compared cash used by financing activities of $199,000 during fiscal 2021, respectively.

During fiscal year 2022, we had no material cash requirements, including commitments for capital expenditures. In the 2023 fiscal year, the Company does not anticipate having any external cash needs. The Company has adequate funds to cover any planned capital expenditures. The Company also believes that it will continue to generate enough funds through its operations in the short and long term future to meet its capital needs. The Company plans to leave cash balances in Iinsured bank accounts that have no risk of loss.

During fiscal 2022, no holder of shares of Preferred Stock converted its shares to Common Stock.

Commitments of Capital Expenditures

At June 30, 2022, the Company had no commitments for capital expenditures.

Off-Balance Sheet Arrangements

During fiscal years 2022 and 2021, we did not have any relationships or arrangements with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated financial statements as of June 30, 2022, and 2021 were audited by Ferlita, Walsh, Gonzalez and Rodriguez, P.A., the Company’s independent auditors, as indicated in their report included appearing at page F-1.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2022. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework, Guidance for Smaller Public Companies. Our assessment based on those criteria concludes that, as of June 30, 2022, the Company’s internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with Generally Accepted Accounting Principles (“GAAP”) rules as more fully described below. This was due to a deficiency that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be a material weakness. The matter involving internal controls and procedures that the Company’s management considers to be a material weakness under the standards of the Public Company Accounting Oversight Board in fiscal 2022 is inadequate segregation of duties consistent with control objectives. Management believes that this material weakness did not have an adverse effect on the Company’s financial results reported herein. We believe that this material weakness will be remedied with growth of the Company in the future and hiring of additional personnel.

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

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers
		Capacities in	Director
NAME	Age	Which Served	Since

Regina W. Anderson	75	Chairwoman of the Board	2005
Fred W. Suggs, Jr.	75	Director	1995
James B. Anderson	52	Director, Chief Financial Officer; Procyon Vice President - Operations, AMERX Health Care Corp.	2006
Justice W. Anderson	45	Director, Chief Executive Officer; Procyon, President; AMERX Health Care Corp.	2006
Dr. Paul E. Kudelko, Sr	81	Director	2013*
Joseph R. Treshler	69	Director	2013
Monica L. McCullough	51	Director	2019
Steven McComas	55	Director	2021**
George O. Borak	61	Vice President - Sales, AMERX Health Care Corp.

*	Dr. Kudelko resigned effective July 6, 2021.
**	Mr. McComas was appointed to fill the Board vacancy caused by Dr. Kudelko’s resignation on July 6, 2021.

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

Compliance with Section 16(a) of the Exchange Act

Under the securities laws of the United States, our directors, executive officers, and any persons holding more than ten percent of our Common Stock are required to report their initial ownership of the Company’s Common Stock and any subsequent changes in that ownership to the Securities and Exchange Commission and the Company. Specific due dates for these reports have been established and we are required to disclose any failure to file, or late filing, of such reports. Based solely on our review of the reports and amendments thereto furnished to the Company and written representations that all reports that were required to be filed in fiscal 2022, our officers, directors and beneficial owners of more than ten percent of its Common Stock complied with all Section 16(a) filing requirements.

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

The Company also formed an Ethics Committee of the board members in 2004. The members are Messrs. Suggs (Chairman) and Kudelko, through his resignation on July 6, 2021. The charter for the ethics committee may be viewed on the company website (www.procyoncorp.com). The function of the Ethics Committee is to oversee officers, directors and employees in conducting business on behalf of the Company in an honest and ethical manner. The Ethics Committee is responsible for monitoring and reporting any possible violations of the Code of Ethics to the Board of Directors. Mr. McComas assumed the role vacated by Dr. Kudelko on the ethics committee in fiscal 2022.

The Company does not have a Nominating Committee. However, the entire board of directors, which is comprised of a majority of independent directors, performs the function of a nominating committee. There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors.

In fiscal 2022, the Board of Directors held four formal meetings. A majority of directors attended each meeting in person or by telephone. The Compensation Committee held six meetings during fiscal 2022. The Audit Committee held five meetings during fiscal 2022. The Ethics Committee held one meeting during fiscal 2022.

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

Summary Compensation Table. The following table sets forth compensation information for the two fiscal years ended June 30, 2022 and 2021 of the Company’s Chief Executive Officer, Chief Financial Officer, the President and Vice President of Sales of our subsidiary, AMERX Health Care Corp. (the “Named Executive Officers”). Elements of compensation for our Named Executive Officers include salary, discretionary cash bonuses, stock option awards and other prerequisites and benefits. We do not have a pension plan and do not offer non-qualified deferred compensation arrangements.

Name and Principal Position	Year	Salary($)	Bonus($)	Option Awards ($)		Non-equity incentive plan compensation ($)(2)	All Other Compensation ($)	Total($)
Justice W. Anderson,	2022	$260,755	$79,521	$0		$0	$0	$340,276
President (AMERX ) CEO & President (Procyon)	2021	$251,354	$0	$9,840	(1)	$26,377	$0	$287,571
James B. Anderson,	2022	$190,200	$47,728	0		$0	$0	$237,928
Chief Financial Officer, Vice Pres. of Operations (AMERX )	2021	$183,135	$0	9,840	(1)	$20,883	$0	$213,858
George O Borak,	2022	$186,600	$50,886	0		$0	$0	$237,486
Vice Pres. Of Sales (AMERX )	2021	$178,858	$0	0		$12,176	$0	$191,034

1.	Aggregate grant date fair value. 25,000 options granted with $0.373 exercise price.
2.	Profit sharing earned in fiscal 2021/2022 respectively, but paid on or about September 1, 2021/2022 respectively.

Narrative Disclosure to Summary Compensation Table

Named Executive Officer's Employment Contracts

Justice W. Anderson's Restated and Amended Executive Employment Agreement, which is effective July 1, 2022, provides for a base annual salary of $269,850 and other benefits, including certain incentive bonus compensation based upon Amerx achieving certain financial goals for sales and net profit and at the discretion of the Board of Directors. Mr. Anderson's Agreement calls for a term of one year, but may be terminated by either party, with or without cause, upon thirty day's written notice.

James B. Anderson's Restated and Amended Executive Employment Agreement, which is effective July 1, 2022, provides for a base annual salary of $196,560 and other benefits, including short-term and long-term incentive bonus compensation based upon Amerx achieving certain operational and financial goals and at the discretion of the Board of Directors. Mr. Anderson's Agreement calls for a term of one year, but may be terminated by either party, with or without cause, upon thirty day's written notice.

George Borak's Restated and Amended Executive Employment Agreement, which is effective July 1, 2022, provides for a base annual salary of $196,560 and other benefits, including certain incentive bonus compensation based upon Amerx achieving certain financial goals for sales and net profit and at the discretion of the Board of Directors. Mr. Borak's Agreement calls for a term of one year, but may be terminated by either party, with or without cause, upon thirty day's written notice.

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

As of June 30, 2022, 65,000 Options to purchase common stock have been awarded to Justice Anderson under the 2009 Option Plan, pursuant to the terms of his employment agreements, effective October 1, 2015 and July 1, 2016, respectively. These options expire on October 1, 2025 and July 1, 2026, respectively. The 1,000,000 shares of common stock that have been reserved for the 2009 Option Plan (250,000 recently issued for Non-Qualified Stock Options) have not been registered under the Securities Act of 1933. We have no present plans to register such shares.

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

The following table sets forth certain information regarding beneficial ownership of our Common Stock as of September 21, 2022 by (i) each person known by the Company to own beneficially more than 5% of the outstanding Common Stock, (ii) each director or director nominee, and (iii) all executive officers and directors as a group. Each person has sole voting and sole investment or dispositive power with respect to the shares shown except as noted. As to the Company's preferred stock, as of September 21, 2022 no officer or director of the company owned any preferred shares. In addition, no individual shareholder beneficially owned more than 5% of the Company's preferred shares.

Common Shareholdings on September 21, 2022
		Number of		Percent of
Name and Address	(3)	Shares		Class (%)
Justice W. Anderson		3,515,500	(4)	42.9
George O. Borak		100,092		1.2
Fred W. Suggs	(1)	100,000		1.2
James B. Anderson		106,000	(5)	1.3
Regina W. Anderson		78,060		1.0
Joseph R. Treshler	(1) (2)	17,000		*
Monica L. McCullough		-		0
Steven McComas	(2)	-		0
All directors and officers as a group (eight persons)		3,916,652		47.8
Speer Foundation, 2535 Success Dr., Odessa, FL 33556		1,380,000		16.8

* Less than 1%

(1)	Member of the Compensation Committee.
(2)	Member of the Audit Committee.
(3)	Except as noted above, the address for all persons listed is 164 Douglas RD E, Oldsmar, Florida 34677
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

Other than transactions described below, since July 1, 2021, there has not been, nor is there currently proposed, any transaction or series of similar transactions to which we were or will be a party:

·	in which the amount involved exceeds $120,000; and,
·

in which any director, nominee for director, executive officer, shareholder which beneficially owns five percent or more of our common stock or any member of their immediate family members, had or will have a direct or indirect material interest.

Justice W. Anderson, our Chief Executive Officer, personally guaranteed a new $250,000 line of credit on behalf of the Company of which $0 was drawn out as of June 30, 2021 and 2022, respectively.

Director Independence

We have determined that the following directors are independent within applicable NASDAQ rules: Ms.McCullough and Messrs. Suggs, Treshler and McComas. Regina, James and Justice Anderson are not independent as they are executive officers of the Company and its subsidiaries. Accordingly, our Board of Directors is composed of a majority of independent directors. Our Compensation Committee, Audit Committee and Ethics Committee are each composed entirely of independent directors pursuant to applicable NASDAQ rules. In addition, Ms. McCullough and Mr. Treshler, also meet the definition of independence under SEC Rule 10A-3.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees. In fiscal 2022, the Company paid to its independent accountants $67,750 in fees related directly to the audit and review of the Company’s financial statements. In fiscal 2021, the Company paid to its independent accountants $62,250 in fees related directly to the audit and review of the Company’s financial statements.

Audit-Related Fees. The Company’s independent accountants performed no other audit-related services for the Company during fiscal 2022 and 2021, other than the audit services described above.

Tax Fees: In fiscal 2022, the Company paid to its independent accountants $2,000 in fees related directly to tax preparations. In fiscal 2021, the Company paid to its independent accountants $2,000 in fees related directly to tax preparations.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)	Exhibits

1.	The financial statements filed herewith are listed in the Index to Financial Statements included in Item 7.

Exhibit No.		Document
*	3.1	Articles of Incorporation
+	3.1.1	Articles of Amendment to Articles of Incorporation
*	3.2	Bylaws
+	4.1	Designation of Series A Preferred Stock
&	10.1	Procyon Corporation 2009 Stock Option Plan
/	10.2	Procyon Corporation 2020 Stock Option Plan
***	10.5	Business Line of Credit - Loan Agreement dated June 10, 2021.
***	10.6	Business Line of Credit - Promissory Note dated June 10, 2021.
**	10.7	Lease agreement and Amended Lease Agreement, effective February 1, 2018.
//	10.9	Restated and Amended Executive Employment Agreement effective July 1, 2022 - Justice W. Anderson
//	10.10	Restated and Amended Executive Employment Agreement effective July 1, 2022 - James B. Anderson
//	10.12	Restated and Amended Executive Employment Agreement effective July 1, 2022 - George Borak
++	14.1	Code of Ethics for Senior Financial Officers.
x	31.1	Certification of Justice W. Anderson pursuant to Exchange Act Rule 13a-14(a)/15d-14(a)
x	31.2	Certification of James B. Anderson pursuant to Exchange Act Rule 13a-14(a)/15d-14(a)
x	32.1	Certification Pursuant to 18 U.S.C. § 1350, as Adopted Pursuant to Section906 of the Sarbanes-Oxley Act Of 2002
&&	101.1

The following materials from the Company's Annual Report on Form 10-K for the period ended June 30, 2022, formatted in iXBRL (Inline Extensible Business Reporting Language): (I) the Condensed Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) the Notes to Condensed Consolidated Financial Statement

	104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)

*	Incorporated by reference to the Company’s Registration Statement on Form S-1, S.E.C. File No.33-13273.
+	Incorporated by reference to the Company’s Form 10-KSB for the fiscal year ended June 30, 1995.
++	Incorporated by reference to the Company’s Schedule 14A filed on or about October 15, 2004.
**	Incorporated by reference to the Company’s Form 8-K filed on or about March 14, 2018.
x	Filed herewith.
/	Incorporated by reference to the Company’s Schedule 14A filed on or about October 9, 2020.
&	Incorporated by reference to the Company’s Schedule 14A filed on or about November 9, 2009.
//	Incorporated by reference to the Company’s Form 8-K filed on or about July 28, 2021.
##	Incorporated by reference to the Company’s Form 8-K filed on or about March 14, 2018
&&	Furnished, not filed
***	Incorporated by reference to the Company’s Form 10-K for the fiscal year ended June 30, 2021

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

PROCYON CORPORATION

By: /s/ Justice W. Anderson
Justice W. Anderson,
Chief Executive Officer/President

Date: September 28, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the registrant and in the capacities and on the dates indicated have signed this report below.

Signature	Title	Date

/s/ Regina W. Anderson	Chairwoman of the Board	September 28, 2022
Regina W. Anderson

/s/ James B. Anderson	Chief Financial Officer,	September 28, 2022
James B. Anderson	President (Sirius) and Director

/s/ Justice W. Anderson	President (AMERX) and Director,	September 28, 2022
Justice W. Anderson	Chief Executive Officer and
President(Procyon)

/s/ Monica L. McCullough	Director	September 28, 2022
Monica L. McCullough

/s/ Fred W. Suggs, Jr.	Director	September 28, 2022
Fred W. Suggs, Jr.

/s/ Joseph R. Treshler	Director	September 28, 2022
Joseph R. Treshler

/s/ Steven McComas	Director	September 28, 2022
Steven McComas

EXHIBIT INDEX

Exhibit No.		Document	Item No.
*	3.1	Articles of Incorporation	3
+	3.1.1	Articles of Amendment to Articles of Incorporation	3
*	3.2	Bylaws	3
+	4.1	Designation of Series A Preferred Stock	4
&	10.1	Procyon Corporation 2009 Stock Option Plan
/	10.2	Procyon Corporation 2020 Stock Option Plan
***	10.5	Business Line of Credit - Loan Agreement dated June 10, 2021.
***	10.6	Business Line of Credit - Promissory Note dated June 10, 2021.
**	10.7	Lease agreement and Amended Lease Agreement, effective February 1, 2018.
//	10.9	Restated and Amended Executive Employment Agreement effective July 1, 2022 - Justice W. Anderson
//	10.10	Restated and Amended Executive Employment Agreement effective July 1, 2022 - James B. Anderson
//	10.12	Restated and Amended Executive Employment Agreement effective July 1, 2022 - George Borak
++	14.1	Code of Ethics for Senior Financial Officers.
x	31.1	Certification of Justice W. Anderson pursuant to Exchange Act Rule 13a-14(a)/15d-14(a)	31
x	31.2	Certification of James B. Anderson pursuant to Exchange Act Rule 13a-14(a)/15d-14(a)	31
x	32.1	Certification Pursuant to 18 U.S.C. § 1350, as Adopted Pursuant to Section906 of the Sarbanes-Oxley Act Of 2002	32
&&	101.1

The following materials from the Company's Annual Report on Form 10-K for the period ended June 30, 2022, formatted in iXBRL (Inline Extensible Business Reporting Language): (I) the Condensed Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) the Notes to Condensed Consolidated Financial Statement

	104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)
*		Incorporated by reference to the Company’s Registration Statement on Form S-1, S.E.C. File No.33-13273.
+		Incorporated by reference to the Company’s Form 10-KSB for the fiscal year ended June 30, 1995.
++		Incorporated by reference to the Company’s Schedule 14A filed on or about October 15, 2004.
**		Incorporated by reference to the Company’s Form 8-K filed on or about March 14, 2018.
x		Filed herewith.
/		Incorporated by reference to the Company’s Schedule 14A filed on or about October 9, 2020.
&		Incorporated by reference to the Company’s Schedule 14A filed on or about November 9, 2009.
//		Incorporated by reference to the Company’s Form 8-K filed on or about July 28, 2021.
##		Incorporated by reference to the Company’s Form 8-K filed on or about March 14, 2018
&&		Furnished, not filed
***		Incorporated by reference to the Company’s Form 10-K for the fiscal year ended June 30, 2021

PROCYON CORPORATION AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
Years Ended June 30, 2022 and 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Procyon Corporation and Subsidiaries

Oldsmar, Florida

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Procyon Corporation and subsidiaries (the "Company") as of June 30, 2022 and 2021, the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the two-year period ended June 30, 2022 and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the two-year period ended June 30, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involve our especially challenging, subjective, or complex judgements. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical matters below, providing separate opinions on the critical audit matters on the accounts or disclosures to which they relate. We determined that there are no critical audit matters.

/s/ Ferlita, Walsh, Gonzalez & Rodriguez, P.A.

We have served as the Company's auditor since 1998.

Tampa, Florida

September 27, 2022

PROCYON CORPORATION & SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
June 30, 2022 and 2021

	2022	2021
ASSETS

CURRENT ASSETS
Cash	$760,396	$1,226,522
Certificates of Deposit, plus accrued interest	281,105	280,438
Accounts Receivable, less allowance for doubtful accounts of $13,569 and $9,408 respectively	407,085	497,358
Inventories	761,651	591,058
Prepaid Expenses	374,817	276,251
TOTAL CURRENT ASSETS	2,585,054	2,871,627

PROPERTY AND EQUIPMENT, NET	153,702	109,275

OTHER ASSETS
Deposits	12,311	3,235
Inventories	182,224	263,280
Intangible Asset	17,000	17,000
ROU Assets - Operating Leases	706,155	882,344
Deferred Tax Asset, Net of Valuation Allowance of $31,960 and $0, respectively	146,051	120,430

	1,063,741	1,286,289

TOTAL ASSETS	$3,802,497	$4,267,191

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts Payable	$178,083	$167,588
Accrued Expenses	302,601	413,977
Short Term Lease Liabilities	162,547	154,022
TOTAL CURRENT LIABILITIES	643,231	735,587

LONG TERM LIABILITIES
Long Term Lease Liabilities	491,312	653,860
TOTAL LONG TERM LIABILITIES	491,312	653,860

TOTAL LIABILITIES	1,134,543	1,389,447

COMMITMENTS AND CONTINGENCIES (NOTE G)	-	-

STOCKHOLDERS' EQUITY
Preferred Stock, 496,000,000 shares authorized, none issued.	-	-
Series A Cumulative Convertible Preferred Stock, no par value; 4,000,000 shares authorized; 167,100 and 167,100 shares issued and outstanding, respectively.	126,860	126,860
Common Stock, no par value, 80,000,000 shares authorized; 8,087,388 and 8,087,388 shares issued and outstanding, respectively	4,444,766	4,444,766

Paid-in Capital	35,564	35,564
Accumulated Deficit	(1,939,236)	(1,729,446)
TOTAL STOCKHOLDERS' EQUITY	2,667,954	2,877,744

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,802,497	$4,267,191

The accompanying notes are an integral part of these financial statements.

PROCYON CORPORATION & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended June 30, 2022 and 2021

	2022	2021

NET SALES	$4,842,433	$4,719,672

COST OF SALES	1,356,612	1,330,979

GROSS PROFIT	3,485,821	3,388,693

OPERATING EXPENSES
Salaries and Benefits	2,012,430	1,831,804
Selling, General and Administrative	1,710,606	1,330,215
	3,723,036	3,162,019

(LOSS) / INCOME FROM OPERATIONS	(237,215)	226,674

OTHER INCOME
(Loss) on Disposal of Assets	-	304,887
Other Income / Gain on Extinguishment of Debt	-	203,172
Interest Income	1,804	1,232
Interest Expense	-	(2,172)
	1,804	507,119

(LOSS) / INCOME BEFORE INCOME TAXES	(235,411)	733,793

INCOME TAX (EXPENSE) / BENEFIT	25,621	(39,444)

NET (LOSS) / INCOME	(209,790)	694,349

Dividend requirements on preferred stock	(16,710)	(16,710)

Basic net (loss) / income available to common shares	$(226,500)	$677,639

Basic net (loss) / income per common share	$(0.03)	$0.08

Weighted average number of common shares outstanding	8,087,388	8,087,388

Diluted net (loss) / income per common share	$(0.03)	$0.08

Weighted average number of common shares outstanding, diluted	8,087,388	8,319,624

The accompanying notes are an integral part of these financial statements.

PROCYON CORPORATION & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

For the Twelve Months Ended June 30, 2022 and 2021

							Total
Twelve Months Ended June 30, 2022	Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equtiy
Balance, June 30, 2021	167,100	126,860	8,087,388	4,444,766	35,564	(1,729,446)	2,877,744

Net Income (Loss)	-	-	-	-	-	42,482	42,482

Balance, September 30, 2021	167,100	126,860	8,087,388	4,444,766	35,564	(1,686,964)	$2,920,226

Net Income (Loss)	-	-	-	-	-	(67,562)	(67,562)

Balance, December 31, 2021	167,100	126,860	8,087,388	4,444,766	35,564	(1,754,526)	2,852,664

Net Income (Loss)	-	-	-	-	-	(105,348)	(105,348)

Balance, March 31, 2022	167,100	126,860	8,087,388	4,444,766	35,564	(1,859,874)	$2,747,316

Net Income (Loss)	-	-	-	-	-	(79,362)	(79,362)

Balance, June 30, 2022	167,100	$126,860	8,087,388	$4,444,766	$35,564	$(1,939,236)	$2,667,954

							Total
Twelve Months Ended June 30, 2021	Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equtiy
Balance, June 30, 2020	167,100	$126,860	8,087,388	$4,444,766	$15,885	$(2,423,795)	$2,163,716

Net Income (Loss)	-	-	-	-	-	219,096	219,096

Balance, September 30, 2020	167,100	126,860	8,087,388	4,444,766	15,885	(2,204,699)	2,382,812

Net Income (Loss)	-	-	-	-	-	74,313	74,313

Balance, December 31, 2020	167,100	126,860	8,087,388	4,444,766	15,885	(2,130,386)	2,457,125

Net Income (Loss)	-	-	-	-	-	21,714	21,714

Balance, March 31, 2021	167,100	126,860	8,087,388	4,444,766	15,885	(2,108,672)	2,478,839

Stock Options Issued	-	-	-	-	19,679	-	19,679

Net Income (Loss)	-	-	-	-	-	379,226	379,226

Balance, June 30, 2021	167,100	$126,860	8,087,388	$4,444,766	$35,564	$(1,729,446)	$2,877,744

The accompanying notes are an integral part of these financial statements.

PROCYON CORPORATION & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended June 30, 2022 and 2021

	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES

Net (Loss) / Income	$(209,790)	$694,349
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	38,217	43,331
Increase in Allowance for Doubtful Accounts	4,161	-
Right of Use Asset Amortization	176,189	120,981
Accrued Interest on Certificate of Deposit	(667)	(306)
Deferred Income Taxes	(57,581)	184,063
Valuation Allowance	31,960	(144,619)
(Gain)/Loss on Sale of Assets	-	(304,887)
Gain on Extinguishment of Debt	-	(203,172)
Stock Based Compensation	-	19,679
Decrease (increase) in:
Accounts Receivable	86,112	(186,315)
Deposits	(9,076)	957
Inventory	(89,537)	(12,010)
Prepaid Expenses	(98,566)	(93,113)
Increase (decrease) in:
Accounts Payable	10,495	129
Accrued Interest Payable		2,172
Accrued Expenses	(111,376)	158,261
NET CASH (USED) / PROVIDED BY OPERATING ACTIVITIES	(229,459)	279,500

CASH FLOW FROM INVESTING ACTIVITIES
Purchase of Certificate of Deposit		(125,000)
Redemption of Certificate of Deposit	-	-
Purchase of Property & Equipment	(82,644)	(65,166)
Proceeds on disposal of property and equipment	-	670,303
NET CASH (USED IN) / PROVIDED BY INVESTING ACTIVITIES	(82,644)	480,137

CASH FLOW FROM FINANCING ACTIVITIES
Payments on Operating Lease Liability	(154,023)	(198,949)
Proceeds from PPP Loan	-	-
NET CASH (USED IN) FINANCING ACTIVITIES	(154,023)	(198,949)

NET CHANGE IN CASH	(466,126)	560,688

CASH AT BEGINNING OF THE YEAR	1,226,522	665,834

CASH AT END OF THE YEAR	$760,396	$1,226,522

SUPPLEMENTAL DISCLOSURES
Interest Paid	$-	$-
Taxes Paid	$-	$-

NONCASH TRANSACTION DISCLOSURES

During the current year, the Company recorded a right of use asset for $180,109.37 and recorded a related right of use liability of $180,109.37

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

Concentration of Credit Risk

The Company maintains its cash at various financial institutions. All accounts are fully insured by the Federal Deposit Insurance Corporation, up to $250,000 per Company. At June 30, 2022 and 2021, our uninsured cash balance was $52,539 and $30 respectively.

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

The valuation of accounts receivable is based upon the credit-worthiness of customers as well as historical collection experience. Estimating the credit worthiness of customers and recoverability of customer accounts requires us to exercise considerable judgment. Allowances for doubtful accounts are recorded as a selling, general and administrative expense for estimated amounts expected to be uncollectible from third-party payers and customers. The Company bases its estimates on its historical collection and write-off experience, current trends, credit policy, and on analysis of accounts receivable by aging category. As of June 30, 2022 and 2021, accounts receivable allowance was approximately $13,600 and $9,400, or less than 2% and 3% respectively of gross accounts receivable.

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

Deferred Income Taxes

Deferred income taxes are recognized for the expected tax consequences in future years for differences between the tax bases of assets and liabilities and their financial reporting amounts, based upon exacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. The Company accounts for income taxes under Topic 740 - Income Tax in the Accounting Standards Codification. A valuation allowance is used to reduce deferred tax assets to the net amount expected to be recovered in future periods. The estimates for deferred tax assets and the corresponding valuation allowance require us to exercise complex judgments. We periodically review and adjust those estimates based upon the most current information available. We have a valuation allowance of $31,960, as of June 30, 2022. We had no valuation allowance as of June 30, 2021.

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

Shipping and Handling Costs

Shipping and handling costs incurred were approximately $210,000 and $221,000 for the years ended June 30, 2022, and 2021, respectively, and were included in selling, general and administrative expenses.

Advertising and Marketing

The Company records advertising and marketing expenses in the periods in which they are incurred. During the years ended June 30, 2022 and 2021, approximately $473,000 and $240,000, of advertising and marketing costs were included in selling, general and administrative expenses for each respective year.

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

Additional information with respect to stock option activity is as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at June 30, 2020	65,000	$0.17
Granted	50,000	$0.37
Exercised	-	$-
Cancelled	-	$-
Outstanding at June 30, 2021	115,000	$0.26
Granted	-	$-
Exercised	-	$-
Cancelled	-	$-
Outstanding at June 30, 2022	115,000	$0.26
Options exercisable at June 30, 2021	115,000	$0.26
Options exercisable at June 30, 2022	115,000	$0.26

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

Subsequent Events

We have evaluated subsequent events through September 27, 2022, which is the date the financial statements were available to be issued.

NOTE B - INVENTORIES

Inventories consisted of the following:

	June 30, 2022	June 30, 2021
Finished Goods	$759,118	$683,771
Raw Materials	184,757	170,567
	$943,875	$854,338

At June 30, 2022 and 2021, respectively, $182,224 and $263,280 of our inventory was considered non-current as it will not be used within a one year period.

NOTE C - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

As of June 30, 2022	Owned	Capitalized Leases	Total
Office Equipment	224,635	$0	$224,635
Furniture and Fixtures	95,038	0	95,038
Software	26,021	0	26,021
Leasehold improvements	35,907	0	35,907
Production Equipment	26,752	0	26,752
Building	18,392	0	18,392
	426,745	0	426,745
Less accumulated depreciation	(273,043)	0	(273,043)
	$153,702	$0	$153,702

Depreciation expense was $38,217 for the year ended June 30, 2022.

As of June 30, 2021	Owned	Capitalized Leases	Total
Office Equipment	$223,018	$0	$223,018
Furniture and Fixtures	45,082	0	45,082
Software	26,021	0	26,021
Leasehold Improvements	26,301	0	26,301
Production Equipment	26,249	0	26,249
Building	18,392	0	18,392
	365,063	0	365,063
Less accumulated depreciation	(255,788)	0	(255,788)
	$109,275	$0	$109,275

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

NOTE E - ACCRUED EXPENSES

Accrued expenses consist of the following at June 30, 2022 and 2021.

	2022	2021
Accrued Payroll	$151,341	$131,187
Accrued Paid Time Off	41,837	29,899
Accrued Professional Fees	53,681	50,916
Accrued Incentive Plan	10,789	153,494
Accrued Lease Liabiity	40,439	38,620
Other	4,514	9,861
Total	$302,601	$413,977

NOTE F - LINE OF CREDIT

In fiscal 2019, the Company entered into a line of credit with a limit of $250,000 from a financial institution. At June 30, 2021 the Company owed $0 on this line of credit. This line of credit expired on June 30, 2021, and was not renewed.

A new line of credit was procured in June 2021, with a new bank. The limit for this line of credit is $250,000 as well. Terms of the Line of credit include and an interest rate that fluctuates based on prime plus a half of point, with monthly interest only payments. The line of credit matures on June 30, 2023. This line of credit, renews annually until either party decides otherwise. At June 30, 2022, the Company owed $0 on the line of credit.

Interest expense for the years ended June 30, 2022 and 2021 was $0 and $0, respectively.

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

The Loan, which is evidenced by a promissory note (the "Note"), has a two-year term, matures on April 13, 2022, and bears interest at a rate of 1.00% per annum. Monthly principal and interest payments, less the amount of any potential forgiveness (discussed below), will commence seven months from the date the Note was signed and funded. The Company did not provide any collateral or guarantees for the Loan, nor did they pay any facility charge to obtain the Loan. The Note provides for customary events of default, including, among others, those relating to failure to make payment, bankruptcy, breaches of representations and material adverse effects. The Company may prepay the principal of the Loan at any time without incurring any prepayment charges.

The Loan may be forgiven partially or fully if the Loan proceeds are used for covered payroll costs, rent and utilities, provided that such amounts are incurred during the eight-week period that commenced on April 13, 2020. Any forgiveness of the Loan will be subject to approval by the SBA and will require the Companies to apply for such treatment.

The loan was forgiven in full in May of 2021.

NOTE H - COMMITMENTS AND CONTINGENCIES

The Company leased warehouse office space under operating leases expiring through year 2021. Lease expenses for the fiscal year ended June 30, 2021 was $31,091. The Company leases its office space, warehouse space and certain equipment. The minimum lease payments due under the lease agreements for fiscal years ended June 30, are as follows:

2023	$181,326
2024	184,805
2025	188,353
2026	141,062
$695,546

NOTE I - STOCKHOLDERS’ EQUITY

During January 1995, the Company's Board of Directors authorized the issuance of up to 4,000,000 shares of Series A Cumulative Convertible Preferred Stock. The preferred stockholders are entitled to receive, if declared by the board of directors, quarterly dividends at an annual rate of $.10 per share of Series A Cumulative Convertible Preferred Stock per annum. Dividends accrue without interest and are cumulative from the date of issuance of the Series A Cumulative Convertible Preferred Stock and are payable quarterly in arrears in cash or publicly traded common stock when and if declared by the board of directors. As of June 30, 2022, no dividends have been declared. Dividends in arrears on the outstanding preferred shares total $421,226 or approximately $2.52 per share as of June 30, 2022. So long as any shares of Series A Preferred Stock are outstanding, the Company is prohibited from declaring dividends or other distributions related to its Common Stock or purchasing, redeeming or otherwise acquiring any of the Common Stock.

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

Share-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest. As share-based compensation expense recognized in the statement of operations is based on awards ultimately expected to vest, it can be reduced for estimated forfeitures. The ASC topic Stock Compensation requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The share based compensation charged against income for the periods ended June 30, 2022 and 2021 was $0 and $19,679 respectively.

The Black-Scholes option-pricing model, which values options based on the stock price at grant date, the expected life of the options, the estimated volatility of the stock and the risk free interest rate over the life of the option. The assumption used in the Black-Scholes model were as follows for the stock options granted for the year ended June 30, 2021.

Stock Price at Date of Grant	$0.37
Risk-free interest rate	1.41%
Expected volatility of common stock	183.81%
Dividend yield	0%
Expected life of options (in years)	10

NOTE J - EARNINGS PER SHARE

As required by Accounting Standards Codification Topic 260 - Earnings per Share (“Topic 260"), the following table sets forth the computation of basic and diluted earnings per share:

	Years Ended June 30,
	2022	2021
Numerator:
Net (Loss) Income	$(209,790)	$694,349
Adjustment for basic earnings per share:
Dividend requirements on preferred stock	(16,710)	(16,710)
Numerator for basic earnings per share- Net income available to common stockholders	$(226,500)	$677,639
Effect of dilutive securities:
Numerator for diluted earnings per share-Net income available to common stockholder	$(226,500)	$677,639
Denominator:
Denominator for basic earnings per share-Weighted-average common shares	8,087,388	8,087,388
Effect of dilutive securities:Stock options	0	65,136
Weighted-average Dilutive potential common shares	0	167,100
Denominator for dilutive earnings per share-Adjusted weighted-average shares and assumed conversions	8,087,388	8,319,624
Basic Net Income per share	$(0.03)	$0.08
Diluted Net Income per share	$(0.03)	$0.08

NOTE K - INCOME TAXES AND AVAILABLE CARRYFORWARD

As of June 30, 2022, the Company had consolidated income tax net operating loss ("NOL") carryforwards for federal income tax purposes of approximately $822,000. NOL arising before December 31, 2020 will expire in various years ending through the year 2035 and for losses arising in taxable years beginning after December 31, 2020, the deduction is limited to 80% of taxable income and can be carried forward indefinitely. The utilization of certain loss carryforwards are limited under Section 382 of the Internal Revenue Code.

The components of the provision for income taxes expenses are attributable to continuing operations as follows:

	Year ended June 30, 2022	Year ended June 30, 2021
Current
Federal	$-	$-
State	-	-
	-	-
Deferred
Federal	$21,229	$(32,681)
State	4,392	(6,763)
	$25,621	$(39,444)

Deferred income taxes reflect the net tax effects of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:

Non-Current
Deferred tax assets:
NOL and contribution carryforwards	$208,277
Share based payments	4,988
Lease Liabilities - operating leases	164,727
Accrued compensated absences	10,604
Accrued bonus	2,734
Allowance for doubtful accounts	3,439
394,769
Deferred tax (liabilities):
Right of use assets - operating leases	(177,981)
Excess of tax over book depreciation	(38,777)
Total deferred tax (liabilities)	(216,758)
Net deferred tax asset (liability)	178,011
Valuation Allowance	(31,960)
Net deferred tax asset	$146,051

The change in the valuation allowance is as follows:
June 30, 2022	$(31,960)
June 30, 2021	-
$(31,960)

Income taxes for the years ended June 30, 2022 and 2021 differ from the amounts computed by applying the effective income tax rates of 25.35% to income before income taxes as a result of the following:

	2022	2021
Expected benefit (provision) at US statutory rate	$49,436	$(154,097)
State income tax net of federal benefit (provision)	10,229	(31,883)
Nondeductible expense	(689)	(3,450)
Non Taxable Income	-	51,494
Change in estimates of losses carryforward	(1,395)	(46,127)
Change in valuation allowance	(31,960)	144,619

Income tax benefit (expense)	$25,621	$(39,444)

The earliest tax year still subject to examination by taxing jurisdictions is fiscal year June 30, 2019.

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

During the year ended June 30, 2020, the Company obtained a $201,000 loan from the Small Business Administration (“SBA”) Paycheck Protection Program as a result of the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") enacted by Congress in response to the COVID-19 pandemic. Under the program, any loan forgiveness would be excluded from the borrower's taxable income.During the year ended June 30, 2020, the Company obtained a $201,000 loan from the Paycheck Protection Program (PPP) as a result of the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) enacted by Congress in response to the COVID-19 pandemic. This loan, together with accrued interest of $2,172 was forgiven in May 2021. Under the program, any loan forgiveness would be excluded from the borrower’s taxable income. The Internal Revenue Service had previously denied a borrower’s ability to deduct the same expenses that qualify for the loan forgiveness. The Consolidated Appropriations Act, 2021, P.L. 116-260 ("the Act"), enacted on Dec. 27, 2020, resolved the issue of whether taxpayers can take deductions for expenses paid for with forgiven PPP loans. The Act clarified that gross income does not include any amount that would otherwise arise from the forgiveness of a PPP loan. It also clarified that deductions are allowed for otherwise deductible expenses paid with the proceeds of a PPP loan that is forgiven and that the tax basis and other attributes of the borrower's assets will not be reduced as a result of the loan forgiveness. The provision is effective as of the date of enactment of the CARES Act. As a result, there is no longer an uncertain tax position with regards to the deductibility of these expenses.

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

There were no back orders as of June 30, 2022 and 2021, respectively, due to the timely receipt of product from the manufacturer.

NOTE M - MAJOR CUSTOMER

During the year ended June 30, 2021 sales from one customer accounted for approximately 10% of AMERX’s sales. In fiscal 2022 one customer accounted for more than 10% of AMERX’s sales.

NOTE N - RESEARCH AND DEVELOPMENT

AMERX incurred $30,000 and $30,900 during the years ended June 30, 2022 and 2021, respectively, towards research and development efforts. These efforts were directed towards additional studies aimed at expanding existing markets, correcting issues with FDA compliance and manufacturing.

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

The following is information related to the Company’s right-of-use assets and liabilities for its operating leases:

ROU assets - operating leases obtained in exchange for lease liabilities - operating leases	$973,081
Amortization of ROU assets since lease inception	(266,926)
ROU assets - operating leases at June 30, 2022	$706,155

Lease liabilities - operating leases on adoption date	$973,081
Payments on lease liabilities	(319,222)
Lease liabilities - operating leases on June 30, 2022	653,859
Lease liabilities - operating leases due in the 12 months ending June 30, 2022	162,547
Lease liabilities - operating leases due after June 30, 2022	$491,312

Variable lease expense was $208,467 and $133,531 for the years ended June 30, 2022 and 2021, respectively.

Weighted average remaining lease term was 3.74 years and weighted average discount rate was 3.29% at June 30, 2022.

NOTE Q - RECENT ACCOUNTING PRONOUNCEMENTS

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