Form 10-Q
period 2022-09-30
PROCYON CORP
filed 2022-11-14
CIK 812306

UNITED STATES SECURITIES & EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For Quarterly Period Ended September 30, 2022
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common stock, no par value; 8,087,388 shares outstanding as of November 14, 2022.

PART I. - FINANCIAL INFORMATION

PROCYON CORPORATION & SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
September 30, 2022 and June 30, 2022

	(unaudited)	(audited)
	September 30,	June 30,
	2022	2022
ASSETS

CURRENT ASSETS
Cash	$584,495	$760,396
Certificates of Deposit, plus accrued interest	281,278	281,105
Accounts Receivable, less allowance for doubtful accounts of $13,569 and $13,569 respectively.	527,162	407,085
Inventories	775,862	761,651
Prepaid Expenses	249,080	374,817
TOTAL CURRENT ASSETS	2,417,877	2,585,054

PROPERTY AND EQUIPMENT, NET	149,792	153,702

OTHER ASSETS
Deposits	10,866	12,311
Inventories	181,156	182,224
Intangible Asset	17,000	17,000
ROU Assets - Operating Leases	661,319	706,155
Deferred Tax Asset, Net of Valuation Allowance of $0 and $31,960, respectively	148,422	146,051
	1,018,763	1,063,741

TOTAL ASSETS	$3,586,432	$3,802,497

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts Payable	$114,922	$178,083
Accrued Expenses	197,887	302,601
Lease Liability, Current	164,736	162,547
TOTAL CURRENT LIABILITIES	477,545	643,231

LONG TERM LIABILITIES
Lease Liability - Long Term	449,120	491,312
TOTAL LONG TERM LIABILITIES	449,120	491,312

TOTAL LIABILITIES	926,665	1,134,543

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY
Preferred Stock, 496,000,000 shares authorized, none issued.	-	-
Series A Cumulative Convertible Preferred Stock, no par value; 4,000,000 shares authorized; 167,100 shares issued and outstanding.	126,860	126,860
Common Stock, no par value, 80,000,000 shares authorized; 8,087,388 shares issued and outstanding.	4,444,766	4,444,766
Paid-in Capital	35,564	35,564
Accumulated Deficit	(1,947,423)	(1,939,236)
TOTAL STOCKHOLDERS' EQUITY	2,659,767	2,667,954

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,586,432	$3,802,497

The accompanying notes are an integral part of these financial statements.

PROCYON CORPORATION & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Three Months Ended September 30, 2022 and 2021

	(unaudited)	(unaudited)
	Three Months	Three Months
	Ended	Ended
	Sep. 30, 2022	Sep. 30 2021

NET SALES	$1,175,703	$1,189,978

COST OF SALES	294,904	328,253

GROSS PROFIT	880,799	861,725

OPERATING EXPENSES
Salaries and Benefits	468,157	439,459
Selling, General and Administrative	424,095	356,382
	892,252	795,841

(LOSS) / INCOME FROM OPERATIONS	(11,453)	65,884

OTHER INCOME
Interest Income	895	371
	895	371

(LOSS) / INCOME BEFORE INCOME TAXES	(10,558)	66,255

INCOME TAX (EXPENSE)	2,371	(23,773)

NET (LOSS) / INCOME	(8,187)	42,482

Dividend requirements on preferred stock	(4,177)	(4,177)

Basic net income available to common shares	$(12,364)	$38,305

Basic net income per common share	$(0.00)	$0.00

Weighted average number of common shares outstanding	8,087,388	8,087,388

Diluted net income per common share	$(0.00)	$0.00

Weighted average number of common shares outstanding, diluted	8,087,388	8,332,228

The accompanying notes are an integral part of these financial statements.

PROCYON CORPORATION & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
For the Three Months Ended September 30, 2022 and 2021

							Total
Three Months Ended September 30, 2022	Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equtiy
Balance, June 30, 2022	167,100	$126,860	8,087,388	$4,444,766	$35,564	$(1,939,236)	$2,667,954

Net Income (Loss)	-	-	-	-	-	(8,187)	(8,187)

Balance, September 30, 2022	167,100	$126,860	8,087,388	$4,444,766	$35,564	$(1,947,423)	$2,659,767

							Total
Three Months Ended September 30, 2021	Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equtiy
Balance, June 30, 2021	167,100	$126,860	8,087,388	$4,444,766	$35,564	$(1,729,446)	$2,877,744

Net Income	-	-	-	-	-	42,482	42,482

Balance, September 30, 2021	167,100	$126,860	8,087,388	$4,444,766	$35,564	$(1,686,964)	$2,920,226

The accompanying notes are an integral part of these financial statements.

PROCYON CORPORATION & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ending September 30, 2022 and 2021

	(unaudited)	(unaudited)
	September 30,	September 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES

Net (Loss) / Income	$(8,187)	$42,482
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	10,913	8,215
Right of Use Asset Amortization	44,836	43,582
Accrued Interest on Certificates of Deposit	(173)	-
Deferred Income Taxes	29,589	17,485
Valuation Allowance	(31,960)	6,288
(Increase) Decrease in:
Accounts Receivable	(120,077)	(142,696)
Deposits	1,445	792
Inventory	(13,143)	(122,232)
Prepaid Expenses	125,737	(1,698)

(Decrease) Increase in:
Accounts Payable	(63,161)	86,500
Accrued Expenses	(104,714)	(91,371)
NET CASH (USED IN) / PROVIDED BY OPERATING ACTIVITIES	(128,895)	(152,653)

CASH FLOW FROM INVESTING ACTIVITIES

Purchase of property & equipment	(7,003)	(20,474)
NET CASH (USED IN) INVESTING ACTIVITIES	(7,003)	(20,474)

CASH FLOW FROM FINANCING ACTIVITIES

Increase in Operating Lease Liability	(40,003)	(37,900)
NET CASH PROVIDED BY /(USED IN) FINANCING ACTIVITIES	(40,003)	(37,900)

NET CHANGE IN CASH	(175,901)	(211,027)

CASH AT BEGINNING OF PERIOD	760,396	1,226,522

CASH AT END OF PERIOD	$584,495	$1,015,495

SUPPLEMENTAL DISCLOSURES

Interest Paid	$-	$-
Taxes Paid	$-	$-

NONCASH DISCLOSURE

The accompanying notes are an integral part of these financial statements.

Notes to Financial Statements

NOTE A - SUMMARY OF ACCOUNTING POLICIES

The interim consolidated financial statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles ("GAAP") have been condensed or omitted as allowed by such rules and regulations. The Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements dated June 30, 2022. The results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year.

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

On September 30, 2022, there were 65,000 outstanding options to purchase shares of our common stock granted under our prior 2009 Stock Option Plan. There were 50,000 outstanding options to purchase shares of our common stock granted under our 2020 Stock Option Plan.

The fair value of a stock option is determined using the Black-Scholes option-pricing model, which values options based on the stock price at the grant date, the expected life of the option, the estimated volatility of the stock, the expected dividend payments, and the risk-free interest rate over the life of the option. There were no options granted during the quarter ended September 30, 2022.

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

For the three months ended September 30, 2022, the potential dilutive effects of the preferred stock and stock options were excluded in the weighted-average shares outstanding, as the shares would have an anti-dilutive effect on the loss from operations.

For the three months ended September 30, 2021, the potential dilutive effects of the preferred stock and stock options were included in the weighted-average shares outstanding.

NOTE B - INVENTORIES

Inventories consisted of the following:	September 30, 2022	June 30, 2022

Finished Goods	$786,650	$759,118
Raw Materials	170,368	184,757
	$957,018	$943,875

At September 30, 2022 and June 30, 2022, respectively, $181,156 and $182,224 of our inventory was considered non-current as it will not be used within a one year period.

NOTE C - STOCKHOLDERS' EQUITY

During January 1995, the Company's Board of Directors authorized the issuance of up to 4,000,000 shares of Series A Cumulative Convertible Preferred Stock ("Series A Preferred Stock"). The preferred stockholders are entitled to receive, as and if declared by the board of directors, quarterly dividends at an annual rate of $.10 per share of Series A Preferred Stock per annum. Dividends will accrue without interest and will be cumulative from the date of issuance of the Series A Preferred Stock and will be payable quarterly in arrears in cash or publicly traded common stock when and if declared by the Board of Directors. As of September 30, 2022, no dividends have been declared. Dividends in arrears on the outstanding preferred shares total $425,403 as of September 30, 2022.

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

NOTE D - INCOME TAXES AND AVAILABLE CARRYFORWARD

As of September 30, 2022, the Company had consolidated income tax net operating loss ("NOL") carryforwards for federal income tax purposes of approximately $714,000. NOL arising before December 31, 2020 will expire in various years ending through the year 2035 and for losses arising in taxable years beginning after December 31, 2020, the deduction is limited to 80% of taxable income and can be carried forward indefinitely. The utilization of certain loss carryforwards are limited under Section 382 of the Internal Revenue Code.

The components of the provision for income tax (expense) attributable to continuing operations are as follows:

	Three Months September 30, 2022	Three Months September 30, 2021
Current
Federal	$0	$0
State	0	0
	$0	$0
Deferred
Federal	$1,965	$(19,698)
State	406	(4,075)
	$2,371	$(23,773)

Total Income Tax Benefit / (Expense)	$2,371	$(23,773)

Deferred income taxes reflect the net tax effects of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:

Non-Current
Deferred tax assets
NOL and contribution carryforwards	$180,950
Share based payments	4,988
Lease liabilities - operating leases	155,582
Accrued compensated absences	8,865
Accrued bonus	-
Allowance for doubtful accounts	3,439
Total deferred tax assets	353,824

Deferred tax (liabilities)
Right-of-use-assets - operating leases	(167,611)
Excess of tax over book depreciation	(37,791)
Total deferred tax (liabilities)	(205,402)

Total deferred tax asset	148,422
Valuation Allowance	-
Net Deferred Tax Asset	$148,422

The change in the valuation allowance is as follows:

June 30, 2022	$(31,960)
September 30, 2022	$-
$(31,960)

Income taxes for the three months ended September 30, 2022 and 2021 differ from the amounts computed by applying the effective income tax rate of 25.35%, to income before income taxes as a result of the following:

	Three Months September 30, 2022	Three Months September 30, 2021
Expected (provision) at US statutory rate	$2,217	$(14,024)
State income tax net of federal (provision)	459	(2,902)
Nondeductible Expense	(305)	(559)
Change in estimates of loss carryforward	(31,960)	-
Change in valuation allowance	31,960	$(6,288)
Income Tax (Expense)	$2,371	$(23,773)

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

NOTE E - LINE OF CREDIT

A new line of credit was procured in June 2021, with a new bank. The limit for this line of credit is $250,000. Terms of the Line of credit include and an interest rate that fluctuates based on prime plus a half of point, with monthly interest only payments. The line of credit matures on June 30, 2023. This line of credit renews annually until either party decides otherwise. At September 30, 2022, the Company owed $0 on the line of credit.

Interest expense for the year ended June 30, 2022 and the period ending September 30, 2022, was $0 and $0, respectively.

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

The loan was forgiven in full by the SBA in May of 2021.

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

The following is information related to the Company’s right-of-use assets and liabilities for its operating leases:

ROU assets - operating leases obtained in exchange for lease liabilities - operating leases	$973,081
Amortization of ROU assets since lease inception	$(311,762)
ROU assets - operating leases at September 30, 2022	$661,319

Lease liabilities - operating leases on adoption date and increase in lease liabilities	$973,081
Payments on lease liabilities	(359,225)
Lease liabilities - operating leases on September 30, 2022	613,856
Lease liabilities - operating leases due in the 12 months ending September 30, 2022	164,736
Lease liabilities - operating leases due after September 30, 2022	$449,120

Variable lease expense was $50,020 and $50,020 for the three months ended September 30, 2022 and 2021, respectively.

Weighted average remaining lease term was 3.49 years and weighted average discount rate was 3.29% at September 30, 2022.

NOTE I - CONTINGENCY

At the time of release of these financial statements, the United States had recently experienced a National Emergency related to persistent health issues caused by the COVID-19 pandemic. Management is unable to quantify the economic impact as a result of the pandemic.

NOTE J - SUBSEQUENT EVENTS

We have evaluated subsequent events through November 14, 2022, which is the date the financial statements were available to be issued.

ITEM 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

General

You should read the following discussion and analysis in conjunction with the unaudited Condensed Financial Statements and Notes thereto appearing elsewhere in this report.

This Report on Form 10-Q, including Management's Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements. When used in this report, the words "may," "will," "expect," "anticipate," "continue," "estimate," "project," "intend," "hope," "believe" and similar expressions, variations of these words or the negative of those words, and, any statement regarding possible or assumed future results of operations of the Company's business, the markets for its products, anticipated expenditures, regulatory developments or competition, or other statements regarding matters that are not historical facts, are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 regarding events, conditions and financial trends including, without limitation, business conditions in the skin and wound care market and the general economy, competitive factors, changes in product mix, production delays, product recalls, manufacturing capabilities, the loss of any significant customers or suppliers, general supply chain delays, the cost of rising inflation, cyber security breaches, natural disaster impacts, the impact of the COVID-19 pandemic on the Company’s sales, operations and supply chain and other risks or uncertainties detailed in other of the Company's Securities and Exchange Commission filings. Such statements are based on management's current expectations and are subject to risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, the Company's actual plan of operations, business strategy, operating results and financial position could differ materially from those expressed in, or implied by, such forward-looking statements.

Recent Developments

In fiscal 2023 to date, management has expanded on the services and options the Company provides for its customers. We have introduced a new Rolled Gauze form of our Amerx Branded Collagen Wound Care Kits. We also introduced a gel form of our Collagen products.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company's condensed consolidated financial statements have been prepared in accordance with standards of the Public Company Accounting Oversight Board (United States), which require the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosures. A summary of those significant accounting policies can be found in the Notes to the Consolidated Financial Statements included in the Company's annual report on form 10-K, for the year ended June 30, 2022, which was filed with the Securities and Exchange Commission on September 30, 2022. The estimates used by management are based upon the Company's historical experiences combined with management's understanding of current facts and circumstances. Certain of the Company's accounting policies are considered critical as they are both important to the portrayal of the Company's financial condition and the results of its operations and require significant or complex judgments on the part of management. We believe that the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements.

Accounts Receivable Allowance

Accounts receivable allowance reflects a reserve that reduces our customer accounts and receivable to the net amount estimated to be collectible. The valuation of accounts receivable is based upon the credit-worthiness of customers and third-party payers as well as historical collection experience. Allowances for doubtful accounts are recorded as a selling, general and administrative expense for estimated amounts expected to be uncollectible from third-party payers and customers. The Company bases its estimates on its historical collection experience, current trends, credit policy and on the analysis of accounts by aging category. At September 30, 2022, and June 30, 2022, our allowance for doubtful accounts totaled $13,569 and $13,569, respectively.

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

Deferred Income Taxes

Deferred income taxes are recognized for the expected tax consequences in future years for differences between the tax bases of assets and liabilities and their financial reporting amounts, based upon enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. The Company accounts for income taxes under Topic 740 - Income Tax in the Accounting Standards Codification. A valuation allowance is used to reduce deferred tax assets to the net amount expected to be recovered in future periods. The estimates for deferred tax assets and the corresponding valuation allowance require us to exercise complex judgments. We periodically review and adjust those estimates based upon the most current information available. The Company had a valuation allowance of $0 as of September 30, 2022 and $31,960 as of June 30, 2022, respectively. Because the recoverability of deferred tax assets is directly dependent upon future operating results, actual recoverability of deferred tax assets may differ materially from our estimates.

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

FINANCIAL CONDITION

As of September 30, 2022 the Company's principal sources of liquid assets included cash of $584,495, inventories of $775,862, and net accounts receivable of $527,162. The Company also has $281,278 in Certificate of Deposits. The Company had net working capital of $1,940,332, and long-term lease of $449,120, at September 30, 2022.

During the three months ended September 30, 2022 cash decreased from $760,396 as of June 30, 2022, to $584,495. Operating activities used cash of $128,895 during the period. Investing and Financing activities used cash of $7,003 and $40,003, respectively during the period.

The Company reflected a net non-current deferred tax asset of $148,422, at September 30, 2022. Because the recoverability of deferred tax assets is directly dependent upon future operating results, actual recoverability of deferred tax assets may differ materially from our estimates.

RESULTS OF OPERATIONS

Comparison of the three months ended September 30, 2022 and 2021.

Net sales during the quarter ended September 30, 2022, were $1,175,703 as compared to the previous year's quarter net sales of $1,189,978, a decrease of $14,275, or approximately 1%. We believe decreased sales were driven by an increase fluctuations in the sales cycle.

Gross profit during the quarter ended September 30, 2022, was $880,799 as compared to $861,725 during the quarter ended September 30, 2021, an increase of $19,074 or 2%. As a percentage of net sales, gross profit was approximately 75% in the quarter ended September 30, 2022, and approximately 72% in the corresponding quarter in 2021. The change in Gross Profit comes from a shift in sales channels to more sales coming from our highest margin channel of retail sales.

Operating expenses during the quarter ended September 30, 2022 were $892,252, consisting of $468,157 in salaries and benefits and $424,095 in selling, general and administrative expenses. This compares to operating expenses during the quarter ended September 30, 2021 of $795,841, consisting of $439,459 in salaries and benefits; and $356,382 in selling, general and administrative expenses. Expenses for the quarter ended September 30, 2022, increased by $96,411 or approximately 12% compared to the corresponding quarter in 2021. Salaries and Benefits increased as a result of hiring additional sales support staff and increased salaries driven by the current economies of the available workforce. Operating expenses increased primarily due to increases in marketing expenses and expenses asscociated with tradeshows, as some shows have begun to open back up, and channel fees from new retail markets.

Operating profit decreased by $77,337 to an operating loss of $11,453 for the quarter ended September 30, 2022, as compared to an operating profit of $65,884 in the comparable quarter of the prior year. The decrease in net income for the three month period, of the comparable quarter of the prior year before income taxes was primarily attributable to the increases in marketing expenses, including Trade Shows, new Retail channel fees and increases in wages to meet market demand.

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

(b) Changes in Internal Controls Over Financial Reporting

As previously reported, our annual assessment of the internal controls over financial reporting as of June 30, 2022 revealed a deficiency that we consider to be a material weakness: inadequate segregation of duties consistent with control objectives.

During fiscal 2023, the Company will continue to address changes needed to improve segregation of duties consistent with control objectives. We have added staff to grow sales. We expect that increased sales will enable us to add support staff, specifically in the accounting and shipping departments. A secondary effect of adding more staff will address needed improvements in segregation of duties consistent with control objectives.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS

(A) EXHIBITS

//	10.1	Restated and Amended Executive Employment Agreement effective July1, 2022 between Justice W. Anderson, Procyon Corporation and AMERX Health Care Corporation.
//	10.2	Restated and Amended Executive Employment Agreement effective July1, 2022 between James B. Anderson, Procyon Corporation and AMERX Health Care Corporation.
//	10.3	Restated and Amended Executive Employment Agreement effective July1, 2022 between George O. Borak, Procyon Corporation and AMERX Health Care Corporation.
++	10.5	Business Line of Credit - Loan Agreement dated June 10, 2021
++	10.6	Business Line of Credit - Promissory Note dated June 10, 2021
**	10.7	Lease (164-166), effective January 15, 2021.
**	10.8	Lease (172), effective January 15, 2021.
	31.1	Certification of Justice W. Anderson pursuant to Exchange Act Rule 13a-14(a)/15d-14(a)
	31.2	Certification of James B. Anderson pursuant to Exchange Act Rule 13a-14(a)/15d-14(a)
	32.1	Certification Pursuant to 18 U.S.C.§1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002
	101.1*

The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in iXBRL (Inline Extensible Business Reporting Language): (I) the Condensed Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) the Notes to Condensed Consolidated Financial Statements

	104	Cover Page Interactive Data File (embedded within the Inline XBRL Document and included in Exhibit 101)
	*	Furnished, not filed
	//	Incorporated by reference to the Company’s form 10-K filed on or about September 28, 2022.
	++	Incorporated by reference to the Company’s form 10-K filed on or about October 28, 2021.
	**	Incorporated by reference to the Company’s form 8-K filed on or about January 27, 2021.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

November 14, 2022 Date	PROCYON CORPORATION By:/s/ JUSTICE W. ANDERSON Justice W. Anderson, Chief Executive Officer