Form 10-Q
period 2022-12-31
PROCYON CORP
filed 2023-02-14
CIK 812306

UNITED STATES SECURITIES & EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended December 31, 2022

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common stock, no par value; 8,087,388 shares outstanding as of February 7, 2023.

PART I. - FINANCIAL INFORMATION

PART II. - OTHER INFORMATION

ITEM 6. EXHIBITS	18

SIGNATURES	19

PROCYON CORPORATION & SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2022, and June 30, 2022

	(unaudited)	(audited)
	December 31,	June 30,
	2022	2022
ASSETS

CURRENT ASSETS
Cash	$604,752	$760,396
Certificates of Deposit, plus accrued interest	281,419	281,105
Accounts Receivable, less allowance for doubtful accounts of $12,755 and $13,569 respectively	585,644	407,085
Inventories	551,597	761,651
Prepaid Expenses	256,740	374,817
TOTAL CURRENT ASSETS	2,280,152	2,585,054

PROPERTY AND EQUIPMENT, NET	155,413	153,702

OTHER ASSETS
Deposits	8,970	12,311
Inventories	302,807	182,224
Intangible Asset	17,000	17,000
ROU Assets - Operating Leases	616,157	706,155
Deferred Tax Asset, Net of Valuation Allowance of $0 and $31,960 respectively	154,853	146,051
	1,099,787	1,063,741

TOTAL ASSETS	$3,535,352	$3,802,497

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts Payable	$131,388	$178,083
Accrued Expenses	190,747	302,601
Short Term Lease Liabilities	166,944	162,547
TOTAL CURRENT LIABILITIES	489,079	643,231

LONG TERM LIABILITIES
Long Term Lease Liabilities	406,584	491,312
TOTAL LONG TERM LIABILITIES	406,584	491,312

TOTAL LIABILITIES	895,663	1,134,543

COMMITMENTS AND CONTINGENCIES (NOTE G)	-	-

STOCKHOLDERS' EQUITY
Preferred Stock, 496,000,000 sharesauthorized, none issued.	-	-
Series A Cumulative Convertible Preferred Stock, no par value; 4,000,000 shares authorized; 167,100 and 167,100 shares issued and outstanding, respectively.	126,860	126,860
Common Stock, no par value, 80,000,000 shares authorized; 8,087,388 and 8,087,388 shares issued and outstanding, respectively	4,444,766	4,444,766
Paid-in Capital	35,564	35,564
Accumulated Deficit	(1,967,501)	(1,939,236)
TOTAL STOCKHOLDERS' EQUITY	2,639,689	2,667,954

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,535,352	$3,802,497

The accompanying notes are an integral part of these financial statements.

PROCYON CORPORATION & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Three and Six Months Ended December 31, 2022 and 2021

	(unaudited)	(unaudited)	(unaudited)	(unaudited)
	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	Dec. 31, 2022	Dec. 31, 2021	Dec. 31, 2022	Dec. 31, 2021

NET SALES	$1,183,937	$1,330,636	$2,359,640	$2,520,613

COST OF SALES	293,455	411,914	588,359	740,167

GROSS PROFIT	890,482	918,722	1,771,281	1,780,446

OPERATING EXPENSES
Salaries and Benefits	447,633	497,261	915,790	936,721
Selling, General and Administrative	474,394	475,371	898,489	831,751
	922,027	972,632	1,814,279	1,768,472

INCOME/(LOSS) FROM OPERATIONS	(31,545)	(53,910)	(42,998)	11,974

OTHER INCOME
Rental income	2,844		2,844
Interest Income	2,192	697	3,087	1,068
	5,036	697	5,931	1,068

INCOME/(LOSS) BEFORE INCOME TAXES	(26,509)	(53,213)	(37,067)	13,042

INCOME TAX (EXPENSE) / BENEFIT	6,431	(14,349)	8,802	(38,122)

NET LOSS	(20,078)	(67,562)	(28,265)	(25,080)

Dividend requirements on preferred stock	(4,178)	(4,178)	(8,355)	(8,356)

Basic net loss available to common shares	$(24,256)	$(71,740)	$(36,620)	$(33,436)

Basic net loss per common share	$(0.00)	$(0.01)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	8,087,388	8,087,388	8,087,388	8,087,388

Diluted net loss per common share	$(0.00)	$(0.01)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding, diluted	8,087,388	8,087,388	8,087,388	8,087,388

The accompanying notes are an integral part of these financial statements.

PROCYON CORPORATION & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
For the Six Months Ended December 31, 2022 and 2021

							Total
Six Months Ended December 31, 2022	Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equtiy
Balance, June 30, 2022	167,100	126,860	8,087,388	4,444,766	35,564	(1,939,236)	2,667,954

Net (Loss)	-	-	-	-	-	(8,187)	(8,187)

Balance, September 30, 2022	167,100	126,860	8,087,388	4,444,766	35,564	(1,947,423)	$2,659,767

Net (Loss)	-	-	-	-	-	(20,078)	(20,078)

Balance, December 31, 2022	167,100	126,860	8,087,388	4,444,766	35,564	(1,967,501)	2,639,689

							Total
Six Months Ended December 31, 2021	Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equtiy
Balance, June 30, 2021	167,100	$126,860	8,087,388	$4,444,766	$35,564	$(1,729,446)	$2,877,744

Net Income	-	-	-	-	-	42,482	42,482

Balance, September 30, 2021	167,100	126,860	8,087,388	4,444,766	35,564	(1,686,964)	2,920,226

Net (Loss)	-	-	-	-	-	(67,562)	(67,562)

Balance, December 31, 2021	167,100	126,860	8,087,388	4,444,766	35,564	(1,754,526)	2,852,664

The accompanying notes are an integral part of these financial statements.

PROCYON CORPORATION & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For Six Months Ending December 31, 2022 and 2021

	(unaudited)	(unaudited)
	December 31,	December 31,
	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES

Net Income/(Loss)	$(28,265)	$(25,080)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	22,050	17,614
Decrease in Allowance for Doubtful Accounts	(814)	-
Right of Use Asset Amortization	89,998	87,472
Accrued Interest on Certificate of Deposit	(314)	(402)
Deferred Income Taxes	23,158	6,162
Valuation Allowance	(31,960)	31,960
Decrease (increase) in:
Accounts Receivable	(177,745)	78,767
Deposits	3,341	(24,664)
Inventory	89,471	(181,177)
Prepaid Expenses	118,077	28,670
Increase (decrease) in:
Accounts Payable	(46,695)	(129,367)
Accrued Expenses	(111,854)	(181,588)
NET CASH (USED IN) OPERATING ACTIVITIES	(51,552)	(291,633)

CASH FLOW FROM INVESTING ACTIVITIES
Purchase of Property & Equipment	(23,761)	(52,208)
NET CASH RECEIEVED/(USED IN) INVESTING ACTIVITIES	(23,761)	(52,208)

CASH FLOW FROM FINANCING ACTIVITIES
Payments on Operating Lease Liability	(80,331)	(76,107)
NET CASH (USED IN) FINANCING ACTIVITIES	(80,331)	(76,107)

NET CHANGE IN CASH	(155,644)	(419,948)

CASH AT BEGINNING OF THE YEAR	760,396	1,226,522

CASH AT END OF THE YEAR	$604,752	$806,574

SUPPLEMENTAL DISCLOSURES
Interest Paid	$-	$-
Taxes Paid	$-	$-

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

On December 31, 2022, there were 65,000 outstanding options to purchase shares of our common stock granted under our prior 2009 Stock Option Plan. There were 50,000 outstanding options to purchase shares of our common stock granted under our 2020 Stock Option Plan.

The fair value of a stock option is determined using the Black-Scholes option-pricing model, which values options based on the stock price at the grant date, the expected life of the option, the estimated volatility of the stock, the expected dividend payments, and the risk-free interest rate over the life of the option. There were no options granted during the quarter ended December 31, 2022.

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

For the six months ended December 31, 2022, the potential dilutive effects of the preferred stock and stock options were excluded in the weighted-average shares outstanding, as the shares would have an anti-dilutive effect on the loss from operations.

For the six months ended December 31, 2021, the potential dilutive effects of the preferred stock and stock options were excluded in the weighted-average shares outstanding, as the shares would have an anti-dilutive effect on the loss from operations.

NOTE B - INVENTORIES

Inventories consisted of the following:	December 31,	June 30,
	2022	2022

Finished Goods	$829,299	$759,118
Raw Materials	25,105	184,757
	$854,404	$943,875

At December 31, 2022 and June 30, 2022, respectively, $302,807 and $182,224 of our inventory was considered non-current as it will not be used within a one year period.

NOTE C - STOCKHOLDERS' EQUITY

During January 1995, the Company's Board of Directors authorized the issuance of up to 4,000,000 shares of Series A Cumulative Convertible Preferred Stock ("Series A Preferred Stock"). The preferred stockholders are entitled to receive, as and if declared by the board of directors, quarterly dividends at an annual rate of $.10 per share of Series A Preferred Stock per annum. Dividends will accrue without interest and will be cumulative from the date of issuance of the Series A Preferred Stock and will be payable quarterly in arrears in cash or publicly traded common stock when and if declared by the Board of Directors. As of December 31, 2022, no dividends have been declared. Dividends in arrears on the outstanding preferred shares total $429,581 as of December 31, 2022.

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

NOTE D - INCOME TAXES AND AVAILABLE CARRYFORWARD

As of December 31, 2022, the Company had consolidated income tax net operating loss ("NOL") carryforwards for federal income tax purposes of approximately $732,000. NOL arising before December 31, 2020 will expire in various years ending through the year 2035 and for losses arising in taxable years beginning after December 31, 2020, the deduction is limited to 80% of taxable income and can be carried forward indefinitely. The utilization of certain loss carryforwards are limited under Section 382 of the Internal Revenue Code.

The components of the provision for income tax (expense) attributable to continuing operations are as follows:

	Six Months	Six Months
	December 31, 2022	December 31, 2021
Current
Federal	$0	$0
State	0	0
	$0	$0
Deferred
Federal	$7,293	$(31,587)
State	1,509	(6,535)
	$8,802	$(38,122)

Total Income Tax Benefit / (Expense)	$8,802	$(38,122)

Deferred income taxes reflect the net tax effects of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:

Non-Current
Deferred tax assets
NOL and contribution carryforwards	$185,632
Share based payments	4,988
Lease liabilities - operating leases	145,361
Accrued compensated absences	8,104
Accrued bonus	2,918
Allowance for doubtful accounts	3,233
Total deferred tax assets	350,236

Deferred tax (liabilities)
Right-of-use-assets - operating leases	(156,165)
Excess of tax over book depreciation	(39,218)
Total deferred tax (liabilities)	(195,383)

Total deferred tax asset	154,853
Valuation Allowance	-
Net Deferred tax asset	$154,853

The change in the valuation allowance is as follows:

June 30, 2022	$(31,960)
December 31 2022	$-
$(31,960)

Income taxes for the six months ended December 31, 2022 and 2021 differ from the amounts computed by applying the effective income tax rate of 25.35%, to income before income taxes as a result of the following:

	Six Months	Six Months
	December 31, 2022	December 31, 2021
Expected (provision) at US statutory rate	$7,784	$(2,739)
State income tax net of federal (provision)	1,611	(567)
Nondeductible Expense	(593)	(1,854)
Change in estimates of loss carryforward	(31,960)	(1,002)
Change in valuation allowance	31,960	$(31,960)
Income Tax (Expense)	$8,802	$(38,122)

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

NOTE E - LINE OF CREDIT

A line of credit was procured in June 2021, with a new bank. The limit for this line of credit is $250,000. Terms of the Line of credit include an interest rate that fluctuates based on prime plus a half of point, with monthly interest only payments. The line of credit matures on June 30, 2023. This line of credit renews annually until either party decides otherwise. At December 31, 2022, the Company owed $0 on the line of credit.

Interest expense for the year ended June 30, 2022 and the period ending December 31, 2022, was $0 and $0, respectively.

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

The Loan was subject to being forgiven partially or fully if the Loan proceeds were used for covered payroll costs, rent and utilities, provided that such amounts were incurred during the eight-week period that commenced on April 13, 2020. Any forgiveness of the Loan would be subject to approval by the SBA and would require the Company to apply for such treatment.

The loan was forgiven in full by the SBA in May of 2021.

NOTE G - RECENT ACCOUNTING PRONOUNCEMENTS

In June 2016, the FASB issued Accounting Standards Update No. 2016-13, Financial Instruments - Credit Loss (Topic 326) (44ASU 2016-13"), which updates the guidance on recognition and measurement of credit losses for financial assets. The new requirements, known as the current expected credit loss model ("CECL ") will require entities to adopt an impairment model based on expected losses rather than incurred losses. ASU 2016-13 must be adopted on a modified-retrospective approach. This update was effective for fiscal years beginning after December 15, 2020 including interim periods within those fiscal years. In October 2019, the F ASB approved an extension for all non-SEC filers, including small reporting companies, to extend the effective date to fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Therefore, the effective date for this update will be July 1, 2023. The Company is currently evaluating the potential impact of the adoption of the new standard on its consolidated statements of financial condition and results of operations.

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

The following is information related to the Company’s right-of-use assets and liabilities for its operating leases:

ROU assets - operating leases obtained in exchange for lease liabilities - operating leases	$973,081
Amortization of ROU assets since lease inception	$(356,924)
ROU assets - operating leases at December 31, 2022	$616,157

Lease liabilities - operating leases on adoption date and increase in lease liabilities	$973,081
Payments on lease liabilities	(399,553)
Lease liabilities - operating leases on December 31, 2022	573,528
Lease liabilities - operating leases due in the 12 months ending December 31, 2022	166,944
Lease liabilities - operating leases due after December 31, 2022	$406,584

Variable lease expense was $50,020 and $50,020 for the three months ended December 31, 2022 and 2021, respectively.

Variable lease expense was $100,041 and $100,041 for the six months ended December 31, 2022 and 2021, respectively.

Weighted average remaining lease term was 3.24 years and weighted average discount rate was 3.29% at December 31, 2022.

Sublease to Third Party

During the three months ended December 31, 2022, the Company entered into a lease agreement with an unrelated party to sublease a portion of the warehouse space that it is leasing from its landlord. The contract conveys the right to control the use of the specified area of the warehouse for a period of time in exchange for consideration. Therefore, the sublease meets the definition of a lease pursuant to ASC 842. The Company classifies the sublease as an operating lease because it does not transfer ownership at the end of the lease term. The sublease is for a term of twelve months and it contains a renewal option of which the sublessee is not reasonably certain to exercise. The Company received sublease income of $2,844 during the three months ended December 31, 2022. Management considered if the sublease created an impairment of the Right of Use Asset and determined that no impairment was noted at this time.

The following is the amount of sublease income the Company will receive overthe next five years:

12 months ending December 31,
2023	$31,284
2024	-
2025	-
2026	-
2027	-
$31,284

NOTE I - CONTINGENCY

At the time of release of these financial statements, the United States had recently experienced a National Emergency related to persistent health issues caused by the COVID-19 pandemic. Management is unable to quantify the economic impact as a result of the pandemic.

NOTE J - SUBSEQUENT EVENTS

We have evaluated subsequent events through February 10, 2023, which is the date the financial statements were available to be issued.

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

The most severe effects of the pandemic on our business were seen in April 2020; however, this could change with news of expected spikes and potential shut down in the future. This was a direct result of the inability for customers to have elective surgery. Once elective surgeries were permitted again we have seen a steady increase in volume. We continue to monitor operations, and are still implementing procedures to keep all our employees as safe as possible. Currently, the Company is restricted in its marketing efforts as Tradeshows for the most part are typically well attended in their traditional in-person form. Most available tradeshows have chosen the virtual route, which has not proven successful from a vendor sales relationship perspective. Operationally, the pandemic has made it increasingly difficult to hire new or replacement personnel to support the Company’s growth. It has also caused wages to increase dramatically.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company's condensed consolidated financial statements have been prepared in accordance with standards of the Public Company Accounting Oversight Board (United States), which require the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosures. A summary of those significant accounting policies can be found in the Notes to the Consolidated Financial Statements included in the Company's annual report on form 10-K, for the year ended June 30, 2022, which was filed with the Securities and Exchange Commission on September 28, 2022. The estimates used by management are based upon the Company's historical experiences combined with management's understanding of current facts and circumstances. Certain of the Company's accounting policies are considered critical as they are both important to the portrayal of the Company's financial condition and the results of its operations and require significant or complex judgments on the part of management. We believe that the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements.

Accounts Receivable Allowance

Accounts receivable allowance reflects a reserve that reduces our customer accounts and receivable to the net amount estimated to be collectible. The valuation of accounts receivable is based upon the credit-worthiness of customers and third-party payers as well as historical collection experience. Allowances for doubtful accounts are recorded as a selling, general and administrative expense for estimated amounts expected to be uncollectible from third-party payers and customers. The Company bases its estimates on its historical collection experience, current trends, credit policy and on the analysis of accounts by aging category. At December 31, 2022, and June 30, 2022, our allowance for doubtful accounts totaled $12,755 and $13,569, respectively.

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

Deferred Income Taxes

Deferred income taxes are recognized for the expected tax consequences in future years for differences between the tax bases of assets and liabilities and their financial reporting amounts, based upon enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. The Company accounts for income taxes under Topic 740 - Income Tax in the Accounting Standards Codification. A valuation allowance is used to reduce deferred tax assets to the net amount expected to be recovered in future periods. The estimates for deferred tax assets and the corresponding valuation allowance require us to exercise complex judgments. We periodically review and adjust those estimates based upon the most current information available. The Company had a valuation allowance of $0 as of December 31, 2022 and $31,960 as of June 30, 2022, respectively. Because the recoverability of deferred tax assets is directly dependent upon future operating results, actual recoverability of deferred tax assets may differ materially from our estimates.

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

FINANCIAL CONDITION

As of December 31, 2022 the Company's principal sources of liquid assets included cash of $604,752, inventories of $854,404, and net accounts receivable of $585,644. The Company also has $281,419 in Certificate of Deposits. The Company had net working capital of $1,791,071, and long-term lease of $406,584, at December 31, 2022.

During the six months ended December 31, 2022 cash decreased from $760,396 as of June 30, 2022, to $604,752. Operating activities used cash of $51,552 during the period. Investing and Financing activities used cash of $23,761 and $80,331, respectively during the period.

The Company reflected a net non-current deferred tax asset of $154,853, at December 31, 2022. Because the recoverability of deferred tax assets is directly dependent upon future operating results, actual recoverability of deferred tax assets may differ materially from our estimates.

RESULTS OF OPERATIONS

Comparison of the three and six months ended December 31, 2022 and 2021.

Net sales during the quarter ended December 31, 2022, were $1,183,937 as compared to the previous year's quarter net sales of $1,330,636, a decrease of $146,699, or approximately 11%. We believe the decrease in sales was driven by many factors including fluctuations in sales cycles related to international sales, economic pressure on consumers and customers staffing challenges throttling utilization of AMERX products. Net sales during the six months ended December 31, 2022, were $2,359,640 as compared to the previous year's period net sales of $2,520,613, a decrease of $160,973, or approximately 6%. We believe the decrease in sales was driven by many factors including fluctuations in sales cycles related to international sales, economic pressure on consumers and customers staffing challenges throttling utilization of AMERX products.

Gross profit during the quarter ended December 31, 2022, was $890,482 as compared to $918,722 during the quarter ended December 31, 2021, a decrease of $28,240 or 3%. As a percentage of net sales, gross profit was approximately 75% in the quarter ended December 31, 2022, and approximately 69% in the corresponding quarter in 2021. We believe the increase in Gross Profit comes from a shift in sales channels to more sales coming from our highest margin channel of retail sales. Gross profit during the six months ended December 31, 2022, was $1,771,281 as compared to $1,780,446 during the six months ended December 31, 2021, a decrease of $9,165 or 1%. As a percentage of net sales, gross profit was approximately 75% in the six months ended December 31, 2022, and approximately 71% in the corresponding quarter in 2021. We believe the increase in Gross Profit comes from a shift in sales channels to more sales coming from our highest margin channel of retail sales.

Operating expenses during the quarter ended December 31, 2022 were $922,027, consisting of $447,633 in salaries and benefits and $474,394 in selling, general and administrative expenses. This compares to operating expenses during the quarter ended December 31, 2021 of $972,632, consisting of $497,261 in salaries and benefits; and $475,371 in selling, general and administrative expenses. Expenses for the quarter ended December 31, 2022, decreased by $50,605 or approximately 5% compared to the corresponding quarter in 2021. Salaries and Benefits decreased as a result of shifts in personnel needs . Operating expenses were consistent in comparing the two periods. Operating expenses during the six months ended December 31, 2022 were $1,814,279, consisting of $915,790 in salaries and benefits and $898,489 in selling, general and administrative expenses. This compares to operating expenses during the six months ended December 31, 2021 of $1,768,472, consisting of $936,721 in salaries and benefits; and $831,751 in selling, general and administrative expenses. Expenses for the six months ended December 31, 2022, increased by $45,808 or approximately 3% compared to the corresponding period in 2021. Salaries and Benefits decreased as a result of employee turnover. Operating expenses increased primarily due to increases in marketing expenses and expenses associated with tradeshows, as some shows have begun to open back up, and channel fees from new retail markets.

Operating loss decreased by $22,365 to an operating loss of $31,545 for the quarter ended December 31, 2022, as compared to an operating loss of $53,910 in the comparable quarter of the prior year. The decrease in net loss for the three month period, of the comparable quarter of the prior year before income taxes was primarily attributable to the decreases in salaries and benefits. Operating profit decreased by $54,972 to an operating loss of $42,998 for the six months ended December 31, 2022, as compared to an operating profit of $11,974 in the comparable period of the prior year. The decrease in net income for the six month period, of the comparable period of the prior year before income taxes was primarily attributable to the increases in marketing expenses, including Trade Shows and new Retail channel fees.

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

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS

(A) EXHIBITS

//	10.1	Restated and Amended Executive Employment Agreement effective July1, 2022 between Justice W. Anderson, Procyon Corporation and AMERX Health Care Corporation.
//	10.2	Restated and Amended Executive Employment Agreement effective July1, 2022 between James B. Anderson, Procyon Corporation and AMERX Health Care Corporation.
//	10.3	Restated and Amended Executive Employment Agreement effective July1, 2022 between George O. Borak, Procyon Corporation and AMERX Health Care Corporation.
++	10.5	Business Line of Credit - Loan Agreement dated June 10, 2021
++	10.6	Business Line of Credit - Promissory Note dated June 10, 2021
**	10.7	Lease (164-166), effective January 15, 2021.
**	10.8	Lease (172), effective January 15, 2021.
	31.1	Certification of Justice W. Anderson pursuant to Exchange Act Rule 13a-14(a)/15d-14(a)
	31.2	Certification of James B. Anderson pursuant to Exchange Act Rule 13a-14(a)/15d-14(a)
	32.1	Certification Pursuant to 18 U.S.C.§1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002
	101.1*	The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2022, formatted in iXBRL (Inline Extensible Business Reporting Language): (I) the Condensed Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) the Notes to Condensed Consolidated Financial Statements
	104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)
	*	Furnished, not filed
	//	Incorporated by reference to the Company’s form 10-K filed on or about September 28, 2022.
	++	Incorporated by reference to the Company’s form 10-K filed on or about October 28, 2021.
	**	Incorporated by reference to the Company’s form 8-K filed on or about January 27, 2021.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

PROCYON CORPORATION
February 14, 2023	By: /s/ JUSTICE W. ANDERSON
Date	Justice W. Anderson, Chief Executive Officer