Form 10-Q
period 2023-03-31
PROCYON CORP
filed 2023-05-15
CIK 812306

UNITED STATES SECURITIES & EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For Quarterly Period Ended March 31, 2023

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common stock, no par value; 8,087,388 shares outstanding as of May 9, 2023.

PART I. - FINANCIAL INFORMATION

PROCYON CORPORATION & SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

March 31, 2023 and June 30, 2022

	(unaudited)	(audited)
	March 31,	June 30,
	2023	2022
ASSETS

CURRENT ASSETS
Cash	$323,790	$760,396
Certificates of Deposit, plus accrued interest	558,382	281,105
Accounts Receivable, less allowance for doubtful accounts of $11,625 and $13,568 respectively.	512,852	407,085
Inventories	549,410	761,651
Prepaid Expenses	454,998	374,817
TOTAL CURRENT ASSETS	2,399,432	2,585,054

PROPERTY AND EQUIPMENT, NET	146,307	153,702

OTHER ASSETS
Deposits	8,970	12,311
Inventories	321,354	182,224
Intangible Asset	17,000	17,000
ROU Assets - Operating Leases	570,668	706,155
Deferred Tax Asset, net valuation allowance of $0 and $31,960 respectively.	164,219	146,051
	1,082,211	1,063,741

TOTAL ASSETS	$3,627,950	$3,802,497

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts Payable	$208,087	$178,083
Lease Liability, Current	169,169	162,547
Accrued Expenses	276,774	302,601
TOTAL CURRENT LIABILITIES	654,030	643,231

LONG TERM LIABILITIES
Lease Liability, Non-Current	363,702	491,312
TOTAL LONG TERM LIABILITIES	363,702	491,312

TOTAL LIABILITIES	1,017,732	1,134,543

COMMITMENTS AND CONTINGENCIES (NOTE I)	-	-

STOCKHOLDERS' EQUITY
Preferred Stock, 496,000,000 shares authorized, none issued.
Series A Cumulative Convertible Preferred Stock, no par value; 4,000,000 shares authorized; 167,100 shares issued and outstanding.	126,860	126,860
Common Stock, no par value, 80,000,000 shares authorized; 8,087,388 shares issued and outstanding.	4,444,766	4,444,766
Paid-in Capital	35,564	35,564
Accumulated Deficit	(1,996,972)	(1,939,236)
TOTAL STOCKHOLDERS' EQUITY	2,610,218	2,667,954

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,627,950	$3,802,497

The accompanying notes are an integral part of these financial statements.

PROCYON CORPORATION & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Three and Nine Months Ended March 31, 2023 and 2022

	(unaudited)	(unaudited)	(unaudited)	(unaudited)
	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	Mar. 31, 2023	Mar. 31, 2022	Mar. 31, 2023	Mar. 31, 2022

NET SALES	$1,124,824	$1,112,498	$3,484,464	$3,633,111

COST OF SALES	263,554	284,238	851,913	1,024,405

GROSS PROFIT	861,270	828,260	2,632,551	2,608,706

OPERATING EXPENSES
Salaries and Benefits	465,788	550,017	1,381,578	1,486,738
Selling, General and Administrative	446,712	420,830	1,345,201	1,252,581
	912,500	970,847	2,726,779	2,739,319

(LOSS) FROM OPERATIONS	(51,230)	(142,587)	(94,228)	(130,613)

OTHER INCOME (EXPENSE)
Other Income	8,531	-	11,375	-
Interest Income / (Expense)	3,862	397	6,949	1,465
	12,393	397	18,324	1,465

(LOSS) BEFORE INCOME TAXES	(38,837)	(142,190)	(75,904)	(129,148)

INCOME TAX (EXPENSE) / BENEFIT	9,366	36,842	18,168	(1,280)

NET (LOSS)	(29,471)	(105,348)	(57,736)	(130,428)

Dividend requirements on preferred stock	(4,179)	(4,179)	(12,533)	(12,533)

Basic net (loss) available to common shares	$(33,650)	$(109,527)	$(70,269)	$(142,961)

Basic net (loss) per common share	$(0.00)	$(0.01)	$(0.01)	$(0.02)

Weighted average number of common shares outstanding	8,087,388	8,087,388	8,087,388	8,087,388

Diluted net (loss) per common share	(0.00)	(0.01)	(0.01)	(0.02)

Weighted average number of common shares outstanding, diluted	8,087,388	8,087,388	8,087,388	8,087,388

The accompanying notes are an integral part of these financial statements.

PROCYON CORPORATION & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

For the Nine Months Ended March 31, 2023 and 2022

							Total
Nine Months Ended March 31, 2023	Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equtiy
Balance, June 30, 2022	167,100	$126,860	8,087,388	$4,444,766	$35,564	$(1,939,236)	$2,667,954

Net Income (Loss)	-	-	-	-	-	(8,187)	(8,187)

Balance, September 30, 2022	167,100	126,860	8,087,388	4,444,766	35,564	(1,947,423)	2,659,767

Net Income (Loss)	-	-	-	-	-	(20,078)	(20,078)

Balance, December 31, 2022	167,100	126,860	8,087,388	4,444,766	35,564	(1,967,501)	2,639,689

Net Income (Loss)	-	-	-	-	-	(29,471)	(29,471)

Balance, March 31, 2023	167,100	$126,860	8,087,388	$4,444,766	$35,564	$(1,996,972)	$2,610,218

							Total
Nine Months Ended March 31, 2022	Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equtiy
Balance, June 30, 2021	167,100	$126,860	8,087,388	$4,444,766	$35,564	$(1,729,446)	$2,877,744

Net Income	-	-	-	-	-	42,482	42,482

Balance, September 30, 2021	167,100	126,860	8,087,388	4,444,766	35,564	(1,686,964)	2,920,226

Net Income (Loss)	-	-	-	-	-	(67,562)	(67,562)

Balance, December 31, 2021	167,100	126,860	8,087,388	4,444,766	35,564	(1,754,526)	2,852,664

Net Income (Loss)	-	-	-	-	-	(105,348)	(105,348)

Balance, March 31, 2022	167,100	$126,860	8,087,388	$4,444,766	$35,564	$(1,859,874)	$2,747,316

The accompanying notes are an integral part of these financial statements.

PROCYON CORPORATION & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ending March 31, 2023 and 2022

	(unaudited)	(unaudited)
	March 31,	March 31,
	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES

Net Income	$(57,736)	$(130,428)
Adjustments to reconcile net income to net cash provided by / (used in) operating activities:
Depreciation	33,484	27,819
Allowance for Doubtful Accounts	(1,944)	4,161
Right of Use Asset Amortization	135,487	133,634
Deferred Income Taxes	13,792	(30,680)
Valuation Allowance	(31,960)	31,960
Accrued Interest on Cetificate of Deposit	-	(603)
Decrease (increase) in:
Accounts Receivable	(103,823)	114,904
Deposits	3,341	(18,501)
Inventory	73,111	(211,753)
Prepaid Expenses	(80,181)	(109,656)
Increase (decrease) in:
Accounts Payable	30,005	43,918
Accrued Expenses	(25,829)	(94,699)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(12,253)	(239,924)

CASH FLOW FROM INVESTING ACTIVITIES

Purchase of CD	(277,277)	-
Purchase of property & equipment	(26,089)	(60,029)
NET CASH (USED IN) INVESTING ACTIVITIES	(303,366)	(60,029)

CASH FLOW FROM FINANCING ACTIVITIES

Payment on Operating Lease Liability	(120,987)	(116,584)
NET CASH (USED IN) FINANCING ACTIVITIES	(120,987)	(116,584)

NET CHANGE IN CASH	(436,606)	(416,537)

CASH AT BEGINNING OF PERIOD	760,396	1,226,522

CASH AT END OF PERIOD	$323,790	$809,985

SUPPLEMENTAL DISCLOSURES

Interest Paid		$-
Taxes Paid	$-	$-

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

STOCK-BASED COMPENSATION

Stock based compensation is accounted for in accordance with Topic 718 - Compensation - Stock Compensation in the Accounting Standards Codification. Pursuant to Topic 718, all share-based payments to employees, including grants of employee stock options, are to be recognized in the statement of operations based upon their fair values. Topic 718 rescinds the acceptance of pro forma disclosure. Our 2009 Stock Option Plan expired by its terms in December 2019. In November 2020, our shareholders approved the adoption of a new stock option plan, the Procyon Corporation 2020 Stock Option and Incentive Plan (the “2020 Stock Option Plan”) providing the Company a continued means of offering stock-based compensation.

On March 31, 2023, there were 65,000 outstanding options to purchase shares of our common stock granted under our prior 2009 Stock Option Plan. There were 50,000 outstanding options to purchase shares of our common stock granted under our 2020 Stock Option Plan.

The fair value of a stock option is determined using the Black-Scholes option-pricing model, which values options based on the stock price at the grant date, the expected life of the option, the estimated volatility of the stock, the expected dividend payments, and the risk-free interest rate over the life of the option. There were no options granted during the quarter ended March 31, 2023.

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

For the nine months ended March 31, 2023, the potential dilutive effects of the preferred stock and stock options were excluded in the weighted-average shares outstanding, as the shares would have an anti-dilutive effect on the loss from operations.

For the nine months ended March 31, 2022, the potential dilutive effects of the preferred stock and stock options were excluded in the weighted-average shares outstanding, as the shares would have an anti-dilutive effect on the loss from operations.

NOTE B - INVENTORIES

Inventories consisted of the following:

	March 31, 2023	June 30, 2022

Finished Goods	$833,333	$759,118
Raw Materials	37,431	184,757
	$870,764	$943,875

At March 31, 2023 and June 30, 2022, respectively, $321,354 and $182,224 of our inventory was considered non-current as it will not be used within a one year period.

NOTE C - STOCKHOLDERS' EQUITY

During January 1995, the Company's Board of Directors authorized the issuance of up to 4,000,000 shares of Series A Cumulative Convertible Preferred Stock ("Series A Preferred Stock"). The Series A Stockholders are entitled to receive, as and if declared by the board of directors, quarterly dividends at an annual rate of $.10 per share of Series A Preferred Stock per annum. Dividends will accrue without interest and will be cumulative from the date of issuance of the Series A Preferred Stock and will be payable quarterly in arrears in cash or publicly traded common stock when and if declared by the Board of Directors. As of March 31, 2023 , no dividends have been declared. Dividends in arrears on the outstanding preferred shares total $433,759 as of March 31, 2023.

Holders of the Series A Preferred Stock have the right to convert their shares of Series A Preferred Stock into an equal number of shares of Common Stock of the Company. In addition, Series A Preferred Stock holders have the right to vote the number of shares into which their shares are convertible into Common Stock. Such preferred shares will automatically convert into one share of Common Stock at the close of a public offering of Common Stock by the Company provided the Company receives gross proceeds of at least $1,000,000, and the initial offering price of the Common Stock sold in such offering is equal to or in excess of $1 per share. The Company is obligated to reserve an adequate number of shares of its common stock to satisfy the conversion of all the outstanding Series A Preferred Stock. There were no shares converted during the reporting period. So long as any share of Series A Preferred Stock is outstanding, the Company is prohibited from declaring dividends or other distributions related to its Common Stock or purchasing, redeeming or otherwise acquiring any of the Common Stock.

NOTE D - INCOME TAXES AND AVAILABLE CARRYFORWARD

As of March 31, 2023 , the Company had consolidated income tax net operating loss ("NOL") carryforwards for federal income tax purposes of approximately $748,000. NOL arising before December 31, 2020 will expire in various years ending through the year 2035 and for losses arising in taxable years beginning after December 31, 2020, the deduction is limited to 80% of taxable income and can be carried forward indefinitely. The utilization of certain loss carryforwards are limited under Section 382 of the Internal Revenue Code.

The components of the provision for income tax (expense) attributable to continuing operations are as follows:

	Nine Months March 31, 2023	Nine Months March 31, 2022
Current
Federal	$0	$0
State	0	0
	$0	$0
Deferred
Federal	$15,053	$(1,060)
State	3,115	(220)
	$18,168	$(1,280)

Total Income Tax Benefit / (Expense)	$18,168	$(1,280)

Deferred income taxes reflect the net tax effects of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:

Non-Current
Deferred tax assets
NOL and contribution carryforwards	$189,562
Share based payments	4,988
Lease liabilities - operating leases	135,056
Accrued compensated absences	9,305
Accrued bonus	3,801
Allowance for doubtful accounts	2,946
Total deferred tax assets	345,658

Deferred tax (liabilities)
Right-of-use-assets - operating leases	(144,636)
Excess of tax over book depreciation	(36,803)
Total deferred tax (liabilities)	(181,439)

Total deferred tax asset	164,219
Valuation Allowance	-
Net Deferred tax asset	$164,219

The change in the valuation allowance is as follows:

June 30, 2022	$(31,960)
March 31, 2023	$-
$(31,960)

Income taxes for the nine months ended March 31, 2023 and 2022 differ from the amounts computed by applying the effective income tax rate of 25.35%, to income before income taxes as a result of the following:

	Nine Months March 31, 2023	Nine Months March 31, 2022
Expected (provision) at US statutory rate	$15,987	$27,147
State income tax net of federal (provision)	3,308	5,617
Nondeductible Expense	(1,127)	(689)
Change in estimates of loss carryforward	(31,960)	(1,395)
Change in valuation allowance	31,960	$(31,960)
Income Tax (Expense)	$18,168	$(1,280)

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

NOTE E - LINE OF CREDIT

A line of credit was procured in June 2021, with a new bank. The limit for this line of credit is $250,000. Terms of the Line of credit include an interest rate that fluctuates based on prime plus a half of point, with monthly interest only payments. The line of credit matures on June 30, 2023. This line of credit renews annually until either party decides otherwise. At March 31, 2023, the Company owed $0 on the line of credit.

Interest expense for the year ended June 30, 2022 and the period ending March 31, 2023, was $0 and $0, respectively.

The line of credit is guaranteed by Justice W. Anderson, President and Chief Executive Officer.

NOTE F - RECENT ACCOUNTING PRONOUNCEMENTS

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

NOTE G - RIGHT-OF-USE ASSETS AND LEASE LIABILITIES

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

The following is information related to the Company’s right-of-use assets and liabilities for its operating leases:

ROU assets - operating leases obtained in exchange for lease liabilities - operating leases	$973,081
Amortization of ROU assets since lease inception	$(402,413)
ROU assets - operating leases at March 31, 2023	$570,668

Lease liabilities - operating leases on adoption date and increase in lease liabilities	$973,081
Payments on lease liabilities	(440,210)
Lease liabilities - operating leases on March 31, 2023	532,871
Lease liabilities - operating leases due in the 12 months ending March 31, 2024	169,169
Lease liabilities - operating leases due after March 31, 2024	$363,702

Variable lease expense was $50,020 and $50,020 for the three months ended March 31, 2023 and 2022, respectively.

Variable lease expense was $150,061 and $150,061 for the nine months ended March 31, 2023 and 2022, respectively.

Weighted average remaining lease term was 2.99 years and weighted average discount rate was 3.29% at March 31, 2023.

Sublease to Third Party

During the nine months ended March 31, 2023, the Company entered into a lease agreement with an unrelated party to sublease a portion of the warehouse space that it is leasing from its landlord. The contract conveys the right to control the use of the specified area of the warehouse for a period of time in exchange for consideration. Therefore, the sublease meets the definition of a lease pursuant to ASC 842. The Company classifies the sublease as an operating lease because it does not transfer ownership at the end of the lease term. The sublease is for a term of twelve months and it contains a renewal option of which the sublessee is not reasonably certain to exercise. The Company received sublease income of $8,531 and $11,375 during the three and nine months ended March 31, 2023. Management considered if the sublease created an impairment of the Right of Use Asset and determined that no impairment was noted at this time.

The following is the amount of sublease income the Company will receive overthe next five years:

12 months ending March 31,
2024	$22,752
2025	-
2026	-
2027	-
2028	-
$22,752

NOTE H - CONTINGENCY

At the time of release of these financial statements, the United States had recently experienced a National Emergency related to persistent health issues caused by the COVID-19 pandemic. Management is unable to quantify the economic impact as a result of the pandemic.

NOTE I - SUBSEQUENT EVENTS

We have evaluated subsequent events through May 12, 2023, which is the date the financial statements were available to be issued.

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

Impact of COVID-19 on Our Business

We did not experience any significant impact on our operations, or financials condition, due to the COVID-19 pandemic during the quarter ended March 31, 2023. Future impact of COVID-19, or any other future pandemic is uncertain. Management will continue to monitor for any potential issues in the future.

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

Accounts Receivable Allowance

Accounts receivable allowance reflects a reserve that reduces our customer accounts and receivable to the net amount estimated to be collectible. The valuation of accounts receivable is based upon the credit-worthiness of customers and third-party payers as well as historical collection experience. Allowances for doubtful accounts are recorded as a selling, general and administrative expense for estimated amounts expected to be uncollectible from third-party payers and customers. The Company bases its estimates on its historical collection experience, current trends, credit policy and on the analysis of accounts by aging category. At March 31, 2023, and June 30, 2022, our allowance for doubtful accounts totaled $11,625 and $13,568, respectively.

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

Deferred Income Taxes

Deferred income taxes are recognized for the expected tax consequences in future years for differences between the tax bases of assets and liabilities and their financial reporting amounts, based upon enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. The Company accounts for income taxes under Topic 740 - Income Tax in the Accounting Standards Codification. A valuation allowance is used to reduce deferred tax assets to the net amount expected to be recovered in future periods. The estimates for deferred tax assets and the corresponding valuation allowance require us to exercise complex judgments. We periodically review and adjust those estimates based upon the most current information available. The Company had a valuation allowance of $0 as of March 31, 2023 and $31,960 as of June 30, 2022, respectively. Because the recoverability of deferred tax assets is directly dependent upon future operating results, actual recoverability of deferred tax assets may differ materially from our estimates.

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

FINANCIAL CONDITION

As of March 31, 2023 the Company's principal sources of liquid assets included cash of $323,790, inventories of $870,764, and net accounts receivable of $512,852. The Company also has $558,382 in Certificate of Deposits. The Company had net working capital of $1,745,402, and long-term lease of $363,702, at March 31, 2023.

During the nine months ended March 31, 2023 cash decreased from $760,396 as of June 30, 2022, to $323,789. Operating activities used cash of $12,253 during the period. Investing and Financing activities used cash of $303,366 and $120,987, respectively during the period.

The Company reflected a net non-current deferred tax asset of $164,219, at March 31, 2023. Because the recoverability of deferred tax assets is directly dependent upon future operating results, actual recoverability of deferred tax assets may differ materially from our estimates.

RESULTS OF OPERATIONS

Comparison of the three and nine months ended March 31, 2023 and 2022.

Net sales during the quarter ended March 31, 2023, was $1,124,824 as compared to the previous year's quarter net sales of $1,112,498, an increase of $12,326, or approximately 1%. Net sales during the nine months ended March 31, 2023, were $3,484,464 as compared to the previous year's period net sales of $3,633,111, a decrease of $148,647, or approximately 4%. We believe the decrease in sales were driven by multiple factors, including but not limited to, shifts in the labor force, impacting customer’s operations, customers’ staffing challenges throttling utilization of AMERX products and purchase patterns in International business.

Gross profit during the quarter ended March 31, 2023, was $861,270 as compared to $828,260 during the quarter ended March 31, 2022, an increase of $33,018 or 4%. As a percentage of net sales, gross profit was approximately 77% in the quarter ended March 31, 2023, and approximately 74% in the corresponding quarter in 2022. We believe the increase in Gross Profit comes from a shift in sales channels to more sales from higher margin channels. Gross profit during the nine months ended March 31, 2023, was $2,632,551 as compared to $2,608,706 during the nine months ended March 31, 2022, an increase of $23,845 or 1%. As a percentage of net sales, gross profit was approximately 76% in the nine months ended March 31, 2023, and approximately 72% in the corresponding period in 2022. We believe the increase in Gross Profit comes from a shift in sales channels to more sales coming from our highest margin channel.

Operating expenses during the quarter ended March 31, 2023 were $912,500, consisting of $465,788 in salaries and benefits and $446,712 in selling, general and administrative expenses. This compares to operating expenses during the quarter ended March 31, 2022 of $970,847, consisting of $550,017 in salaries and benefits; and $420,830 in selling, general and administrative expenses. Expenses for the quarter ended March 31, 2023, decreased by $58,347 or approximately 6% compared to the corresponding quarter in 2022. Salaries and Benefits decreased as a result of shifts in personnel requirements. Operating expenses increased supply chain fees, including fees associated to ship products directly to consumers. Fees associated with our software licenses also increased.

Operating expenses during the nine months ended March 31, 2023 were $2,726,779, consisting of $1,381,578 in salaries and benefits and $1,345,201 in selling, general and administrative expenses. This compares to operating expenses during the nine months ended March 31, 2022 of $2,739,319, consisting of $1,486,738 in salaries and benefits; and $1,252,581 in selling, general and administrative expenses. Expenses for the nine months ended March 31, 2023, decreased by $12,540 or approximately 1% compared to the corresponding period in 2022. Operating expenses were relatively consistent with marketing expenses, channel fees from new retail markets and software expenses attributing for the main causes of shifts in operating expenses.

Operating loss decreased by $91,359 to an operating loss of $51,230 for the quarter ended March 31, 2023, as compared to an operating loss of $142,587 in the comparable quarter of the prior year. The decrease in net loss for the three month period, of the comparable quarter of the prior year before income taxes was primarily attributable to the decreases in salaries and benefits. Operating profit decreased by $36,162 to an operating loss of $94,228 for the nine months ended March 31, 2023, as compared to an operating loss of $130,613 in the comparable period of the prior year. The increase in net income for the nine month period of the comparable period of the prior year before income taxes was primarily attributable to the increases in margins on products from increased in sales prices, coupled with shifts in sales channels to higher margin channels and reduction of salaries and benefits.

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
	101.1*

The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in XBRL (Extensible Business Reporting Language): (I) the Condensed Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) the Notes to Condensed Consolidated Financial Statements

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

PROCYON CORPORATION
May 15, 2023	By:/s/ JUSTICE W. ANDERSON
Date	Justice W. Anderson, Chief Executive Officer