Form 10-K
period 2023-06-30
PROCYON CORP
filed 2023-09-28
CIK 812306

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2023

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
☐ Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepare or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:

The aggregate market value of the 3,916,652 shares of Common Stock held by non-affiliates was $1,135,829 on September 7, 2023, the date of the last sale of common stock, based on the average bid and asked price of $.29 on such date.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

As of September 19, 2023, there were 8,087,388 shares of the issuers Common Stock outstanding.

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

In fiscal 2023, AMERX expanded it product line with the introduction of Helix Collagen Gel. Helix Collagen Gel addresses wounds that are dry to moderate in drainage.

AMERX wound care products sold under the brand names AMERIGEL, HELIX3, AMERX and EXTREMIT-EASE have received approval for Medicare reimbursement, assigned by the Pricing, Data Analysis and Coding contractor for Medicare and Medicaid ("PDAC"). We believe this reimbursement code is beneficial to AMERX's business, allowing customers on Medicare to seek coverage for use of these products. AMERX will continue to evaluate product line expansion in fiscal 2024.

AMERX spent approximately $30,600 towards research and development efforts over the past fiscal year. These efforts were directed towards new product offerings.

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

Market for Products

We have expanded our product line over the years to address a broader range of wound applications. Our core AMERIGEL product line containing Oakin® established our presence in the physician market to address skin and wound care treatment needs. HELIX3 Bioactive Collagen was added to our product line in fiscal 2015 and AMERX Kits, dressings and bandages in fiscal 2016 to address the broader wound care market needs for an increasing number of people with diabetes and obesity. This market is primarily comprised of hospitals, wound care centers, nursing homes, home health care agencies and health care practioners. The EXTREMIT-EASE® Compression Garment, introduced in 2017, enables AMERX Health Care to compete in the global compression therapy market, a multi-billion market that is projected to escalate as a result of aging populations, rising prevalence of diabetes, lymphatic diseases, cancer surgeries, venous diseases and sports injuries. In fiscal 2019, the Company continued expanding its sales channel designed to reduce inventory costs while increasing access to AMERX full line of products, through existing markets. Amerx grew its Wound Care product line with the addition of Retention Tape, additional Bordered Foam sizes and additional sizes of Calcium Alginate products. The HELIX Collagen line grew with the addition of a 1" x 1", 4" x 4" and 7" x 7" Matrix pad. In fiscal 2021, AMERX added a 1" x 6" and 1" x 10" matrix pad to HELIX Collagen lline. In fiscal 2020, AMERX's Extremit-Ease Compression Garment line expanded with the introduction of a Tan version of the garment and matching liner. Extremit-Ease continues to gain momentum in the wound care, edema and lymphedema markets with plans to further expand the line. In fiscal 2021, AMERX introduced AMERIGEL Hand Sanitizer, a premium product containing 70% alcohol to be effective against germs and moisturizers to keep the skin from drying out from heavy use. In fiscal 2022, AMERX expanded its Collagen line with the introduction of Advantagen®, to bring its line of products into hospital and surgery center settings. AMERX also repackaged its AMERX Dressing product line, including Calcium Alginate, Foam and Gauze Dressings; and added Retention Tape as a secondary dressing option.

We believe AMERX Health Care's products offer quality, efficacious treatment options for acute and chronic wounds, ulcers and recurring skin conditions, and therapy options for edema most often treated by health care professionals. The retail market for AMERX products is comprised of national and regional chain stores, independent retail pharmacies and medical supply stores.

Distribution and Sales

AMERX's traditional method of distribution has been through retail and institutional distributors. We expect to continue increasing our distributor base, particularly with distributors capable of introducing AMERX's products in new medical specialty markets, in new geographical areas and to new retail chains. Distributors typically purchase products from AMERX on standard credit terms (2%10, Net 30). AMERX supports its distributors through product literature, advertising and participation at industry trade shows. All existing distributors sell AMERX products on a non-exclusive basis. Amerx continues to show significant growth in its internet channel of sales, which includes all or their products, excluding kits (exclusive to the professional market).

We periodically receive inquiries about international market distribution for the AMERIGEL product line. These inquiries have been generated by our advertising, market presence and web sites (www.amerxhc.com, www.amerigel.com and www.extremitease.com). We respond to and pursue all such inquiries, while complying with applicable international regulatory guidelines.

In fiscal 2023, AMERX generated all of our net sales of approximately $4,687,000.

Significant Customer(s)

During the year ended June 30, 2023 sales from one customer accounted for approximately more than 10% of AMERX’s sales. In fiscal 2022 one customer accounted for more than 10% of AMERX’s sales.

Manufacturing

During fiscal 2023, the majority of manufacturing of AMERX's products was completed by non-affiliated manufacturing facilities. AMERX has written contracts with its manufacturers (and there are no minimum purchase requirements). The agreements / arrangements made with multiple manufacturers reduces the potential risk associated with relying on a single manufacturer. AMERX believes there are additional companies that could manufacture AMERX products according to specifications, if necessary.

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

Proprietary Rights

The United States Patent and Trademark Office registered the Company's AMERIGEL trademark in January 1999. OAKIN, the principal proprietary ingredient used in AMERIGEL products, became a registered trademark in 2007. In fiscal 2016, AMERX received registered trademarks for the OAKIN logo, HELIX3, HELIX3 CM, HELIX3 CP and the HELIX3 logo. In fiscal 2017, AMERX received registered trademark approval for the EXTREMIT-EASE Compression Garment name, logo and mark "WHERE COMPRESSION MEETS COMPLIANCE". All registered trademarks have been periodically renewed, when required, and are currently in effect. In 2017 AMERX Health Care filed a patent application related to our EXTREMIT-EASE compression product, this patent was approved in June 2022. In fiscal 2023, AMERX received registered trademark approval for the ADVANTAGEN logo. AMERX relies on a combination of trademarks, patents, trade secret protection and confidentiality agreements to establish and protect its proprietary rights.

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

Order Placement and Backlog

There were no back orders as of June 30, 2023 and June 30, 2022, respectively.

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

We believe that, as of June 30, 2023, we are in compliance with all applicable laws and regulations relating to our operations in all material respects. Compliance with the various provisions of national, state and local laws and regulations has had a material adverse effect upon the capital expenditures, earnings, financial position, liquidity and competitive position of the Company. We have incurred and will continue to incur costs in order to remain compliant with applicable securities laws and regulations of the U.S. Securities and Exchange Commission (“SEC”) and the FDA.

Employees

As of September 1, 2023, the Company and its subsidiary employ a total of 17 full time employees and 1 part time employee, consisting of 8 management employees, 2 sales-related employees and 8 administrative employees. One employee works under Procyon and seventeen employees work under the AMERX subsidiary.

ITEM 2.         PROPERTIES

We currently maintain our corporate office, and those of AMERX and Sirius, at 164 Douglas Road East, Suite 164, Oldsmar, Florida 34677. Our office consists of approximately 18,000 square feet of space. We have entered into a five year lease which commenced in January 2021.

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

As of September 23, 2023, there were approximately 110 record holders of the Company’s Common Stock.

Holders of Common Stock are entitled to receive such dividends if declared by the Company’s Board of Directors. We have not declared any dividends on our Common Stock and have no current plans to declare a dividend in the immediate future.

Holders of the Series A Cumulative Convertible Preferred Stock (the “Preferred Stock”) are entitled to receive, if declared by the Board of Directors, quarterly dividends at an annual rate of $.10 per share. Dividends accrue without interest, from the date of issuance, and are payable in arrears in cash or common stock, when and if declared by the Board of Directors. No dividends had been declared or paid at June 30, 2023, and dividends, if ever declared, in arrears at such date total $437,936.

Holders of the Preferred Stock have the right to convert their shares of Preferred Stock into an equal number of shares of Common Stock of the Company. In addition, every holder of preferred stock is entitled to that number of votes equal to the number of shares of common stock into which the preferred stock is convertible. Such preferred shares will automatically convert into one share of Common Stock at the close of a public offering of Common Stock by the Company provided the Company receives gross proceeds of at least $1,000,000, and the initial offering price of the Common Stock sold in such offering is equal to or in excess of $1 per share. No shares were converted during fiscal 2022 or 2023. So long as any shares of Series A Preferred Stock are outstanding, the Company is prohibited from declaring dividends or other distributions related to its Common Stock or purchasing, redeeming or otherwise acquiring any of the Common Stock.

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

Equity Compensation Plan Information

The following table contains information regarding Procyon’s equity compensation plans as of June 30, 2023. The Company maintained the Procyon Corporation 2009 Stock Option Plan (the "2009 Option Plan"), which expired by its terms on December 8, 2019. In November 2020, our shareholders approved the Procyon Corporation 2020 Stock Option and Incentive Plan (the “2020 Option Plan”).

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders:
2009 Option Plan	65,000.17		500,000 shares of Common Stock for Non-Qualified Stock Options (250,000 of which have been issued) and Stock Appreciation Rights and 500,000 shares of Common Stock for Incentive Stock Options.

2020 Option Plan	50,000.373		2,000,000 shares of Common Stock for Stock Options, Registered Stock or Restricted Stock Units and Other Stock-Based Awards.

Equity compensation plans not approved by security holders	-	-
2009 Option Plan	65,000.17		435,000 shares of Common Stock for Non-Qualified Stock Options (250,000 of which have been issued) and Stock Appreciation Rights and 500,000 shares of Common Stock for Incentive Stock Options

2020 Option Plan	50,000 Options to purchase Common Shares	.373	1,950,000 shares of Common Stock for Stock Options, Registered Stock or Restricted Stock Units and Other Stock-Based Awards.

Total	115,000

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

The Company issued 25,432 Options to purchase Common Shares to Fred Suggs, Jr. The Company also issued 20,800 Restricted Common shares to Joseph Treshler, Monica McCullough and Steven McComas. These respective Options and Restricted shares were issued for services provided in the 2023 fiscal year pursuant to the Company’s Compensation Plan for Outside Directors and our 2020 Stock Option Plan. The Options and Restricted Shares were issued or granted on July 31, 2023.

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

Deferred Income Taxes

Deferred income taxes are recognized for the expected tax consequences in future years for differences between the tax bases of assets and liabilities and their financial reporting amounts, based upon exacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. The Company accounts for income taxes under Topic 740 - Income Tax in the Accounting Standards Codification. A valuation allowance is used to reduce deferred tax assets to the net amount expected to be recovered in future periods. The estimates for deferred tax assets and the corresponding valuation allowance require us to exercise complex judgments. We periodically review and adjust those estimates based upon the most current information available. Valuation allowances for periods ending June 30, 2022 and June 30, 2023, were $31,960 and $0, respectively.

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

Revenue from Contracts with Customers (Topic 606)

In May 2014, the FASB issued a new standard related to revenue recognition. Under the new standard, recognition of revenue occurs when a customer obtains control of promised goods or services in an amount that reflects the consideration to which the entity expects to receive in exchange for those goods or services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The standard became effective for the Company beginning after December 15, 2017, including interim reporting periods within that reporting period. There has been no material effect to our financial results of operations based on this standard.

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

Future Expectations

AMERX expects to further penetrate the health care market through its participation in industry trade shows, advertisements in trade journals, development of additional distributor relationships and by opening new geographical territories (including international markets). AMERX management is trying new methods of marketing to support its multiple product lines, with multiple channels. AMERX management seeks to develop new markets as the AMERIGEL, HELIX3, AMERX and EXTREMIT-EASE product lines gain broader acceptance. AMERX management continues to seek for new products to develop in fiscal 2024.

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

Results of Operations

Comparison of Fiscal 2023 and 2022.

During fiscal 2023 and 2022, our results of operations related solely to the operations of AMERX. Net sales during fiscal 2023 were approximately $4,687,000 as compared to approximately $4,842,000 in fiscal 2022, a decrease of approximately $155,000 or 3%. The fluctuation in sales was a result of expanding new markets offset by reductions and purchasing trends in traditional markets. AMERX believes the new market expansion will continue in fiscal 2024 with further plans to expand our traditional market channels.

Cost of sales were approximately $1,117,000 in fiscal 2023, as compared to approximately $1,357,000 in fiscal 2022, a decrease of approximately $240,000 or 18%. Cost of sales in fiscal 2023, as a percentage of net sales, was 24%, from 28% in the previous fiscal year ending 2022.

Gross profit increased to approximately $3,570,000 during fiscal 2023, as compared to approximately $3,486,000 during fiscal 2022, an increase of about $84,000, or 2%. As a percentage of net sales, gross profit was approximately 76% in fiscal 2023 and 72% in fiscal 2022.

Operating expenses during fiscal 2023 were approximately $3,667,000, consisting of approximately $1,860,000 in salaries and benefits and $1,807,000 in selling, general and administrative expenses. Operating expenses in fiscal 2022 were approximately $3,723,000 and consisted of approximately $2,012,000 in salaries and benefits and approximately $1,711,000 in selling, general and administrative expenses. This represents a decrease in expenses of approximately $56,000 in fiscal 2023 over the operating expenses in fiscal 2022. As a percentage of net sales, operating expenses during fiscal 2023 were 78% as compared to 77% during fiscal 2022; as gross profit increased approximately $84,000 for the year on an approximately $56,000 decrease in operating expenses. Salaries and Benefits decreased when compared to previous year with fluctuations in personnel and reduced commission’s associated with lower sales volumes. Selling, General and Administrative expenses increased primarily due to increases in marketing efforts, expenses related to selling our products on the internet, and software expenses.

Losses from operations finished at approximately $97,000 in 2023, as compared to losses of approximately $237,000 in fiscal 2022. Losses before income taxes finished at approximately $65,000 in 2023, as compared to losses of approximately $235,000 in 2022. Net loss (after dividend requirements for Preferred Shares) was approximately $74,000 during fiscal 2023, compared to approximately $227,000 of net loss during fiscal 2022. The Company recorded approximately $15,000 of income tax benefit when determining the net loss available to common shares in fiscal 2023, compared to $26,000 income tax benefit when determining the net income available in common shares in fiscal 2022.

Liquidity and Capital Resources

Historically, we have financed our operations through revenues from operations. As of June 30, 2023, our principal sources of liquidity included inventories of approximately $762,000, net accounts receivable of approximately $494,000, cash of approximately $451,000, and certificates of deposit of approximately $562,000. We had net working capital of approximately $1,611,000 at June 30, 2023.

Operating activities provided cash of approximately $145,000 during fiscal 2023, and used approximately $383,000 during fiscal 2022, consisting primarily of a decrease in inventory of approximately $182,000, in fiscal 2023 and a decrease in income, in fiscal 2022. Cash used in investing activities during fiscal 2023 was approximately $455,000 as compared to cash used in investing activities in fiscal 2022 of approximately $83,000, respectively. Cash used in financing activities during fiscal 2023 was $0 compared cash used by financing activities of $0 during fiscal 2022, respectively.

During fiscal year 2023, we had no material cash requirements, including commitments for capital expenditures. In the 2024 fiscal year, the Company does not anticipate having any external cash needs. The Company has adequate funds to cover any planned capital expenditures. The Company also believes that it will continue to generate enough funds through its operations in the short and long term future to meet its capital needs. The Company plans to leave cash balances in insured bank accounts that have no risk of loss.

During fiscal 2023, no holder of shares of Preferred Stock converted its shares to Common Stock.

Commitments of Capital Expenditures

At June 30, 2023, the Company had no commitments for capital expenditures.

Off-Balance Sheet Arrangements

During fiscal years 2023 and 2022, we did not have any relationships or arrangements with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated financial statements as of June 30, 2023, and 2022 were audited by Ferlita, Walsh, Gonzalez and Rodriguez, P.A., the Company’s independent auditors, as indicated in their report included appearing at page F-1.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2023. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework, Guidance for Smaller Public Companies. Our assessment based on those criteria concludes that, as of June 30, 2023, the Company’s internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with Generally Accepted Accounting Principles (“GAAP”) rules as more fully described below. This was due to a deficiency that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be a material weakness. The matter involving internal controls and procedures that the Company’s management considers to be a material weakness under the standards of the Public Company Accounting Oversight Board in fiscal 2023 is inadequate segregation of duties consistent with control objectives. Management believes that this material weakness did not have an adverse effect on the Company’s financial results reported herein. We believe that this material weakness will be remedied with growth of the Company in the future and hiring of additional personnel.

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

PART III

ITEM 10.       DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers
		Capacities in	Director
NAME	Age	Which Served	Since
Regina W. Anderson	76	Chairwoman of the Board	2005
Fred W. Suggs, Jr.	76	Director	1995
James B. Anderson	53	Director, Chief Financial Officer; Procyon Vice President - Operations, AMERX Health Care Corp.	2006
Justice W. Anderson	46	Director, Chief Executive Officer; Procyon, President; AMERX Health Care Corp.	2006
Joseph R. Treshler	70	Director	2013
Monica L. McCullough	52	Director	2019
Steven McComas	56	Director	2021
George O. Borak	62	Vice President - Sales, AMERX Health Care Corp.

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

Compliance with Section 16(a) of the Exchange Act

Under the securities laws of the United States, our directors, executive officers, and any persons holding more than ten percent of our Common Stock are required to report their initial ownership of the Company’s Common Stock and any subsequent changes in that ownership to the Securities and Exchange Commission and the Company. Specific due dates for these reports have been established and we are required to disclose any failure to file, or late filing, of such reports. Based solely on our review of the reports and amendments thereto furnished to the Company and written representations that all reports that were required to be filed in fiscal 2023, our officers, directors and beneficial owners of more than ten percent of its Common Stock complied with all Section 16(a) filing requirements.

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

In fiscal 2023, the Board of Directors held four formal meetings. A majority of directors attended each meeting in person or by telephone. The Compensation Committee held six meetings during fiscal 2023. The Audit Committee held five meetings during fiscal 2023. The Ethics Committee held one meeting during fiscal 2023.

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

ITEM 11.         EXECUTIVE COMPENSATION.

Summary Compensation Table. The following table sets forth compensation information for the two fiscal years ended June 30, 2023 and 2022 of the Company’s Chief Executive Officer, Chief Financial Officer, the President and Vice President of Sales of our subsidiary, AMERX Health Care Corp. (the “Named Executive Officers”). Elements of compensation for our Named Executive Officers include salary, discretionary cash bonuses, stock option awards and other prerequisites and benefits. We do not have a pension plan and do not offer non-qualified deferred compensation arrangements.

Name and Principal Position	Year	Salary($)	Bonus($)	Option Awards ($)	Non-equity incentive plan compensation ($)(2)	All Other Compensation ($)	Total($)
Justice W. Anderson,	2023	$285,212	$4,898	$0	$0	$0	$290,110
President (AMERX )	2022	$260,755	$79,521	$0	$0	$0	$340,276
CEO & President
(Procyon)
James B. Anderson,	2023	$207,750	$4,254	0	$0	$0	$212,004
Chief Financial Officer,	2022	$190,200	$47,728	0	$0	$0	$237,928
Vice Pres. of
Operations (AMERX )
George O Borak,	2023	$203,970	$2,990	0	$0	$0	$206,960
Vice Pres. Of Sales	2022	$186,600	$50,886	0	$0	$0	$237,486
(AMERX )
1.	Aggregate grant date fair value. 25,000 options granted with $0.373 exercise price.
2.	Profit sharing earned in fiscal 2021/2022 respectively, but paid on or about September 1, 2021/2022 respectively.

Narrative Disclosure to Summary Compensation Table

Named Executive Officer's Employment Contracts

Justice W. Anderson's Restated and Amended Executive Employment Agreement, which is effective July 1, 2023, provides for a base annual salary of $283,343 and other benefits, including certain incentive bonus compensation based upon Amerx achieving certain financial goals for sales and net profit and at the discretion of the Board of Directors. Mr. Anderson's Agreement calls for a term of one year, but may be terminated by either party, with or without cause, upon thirty day's written notice.

James B. Anderson's Restated and Amended Executive Employment Agreement, which is effective July 1, 2023, provides for a base annual salary of $206,388 and other benefits, including short-term and long-term incentive bonus compensation based upon Amerx achieving certain operational and financial goals and at the discretion of the Board of Directors. Mr. Anderson's Agreement calls for a term of one year, but may be terminated by either party, with or without cause, upon thirty day's written notice.

George Borak's Restated and Amended Executive Employment Agreement, which is effective July 1, 2023, provides for a base annual salary of $206,388 and other benefits, including certain incentive bonus compensation based upon Amerx achieving certain financial goals for sales and net profit and at the discretion of the Board of Directors. Mr. Borak's Agreement calls for a term of one year, but may be terminated by either party, with or without cause, upon thirty day's written notice.

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

Compensation of Directors

No employee of the Company receives any additional compensation for his services as a director. Non- employee directors receive compensation for his/her service. This compensation is based on meetings attended and committees chaired and is paid in common stock options, restricted common shares or cash pursuant to our Compensation Plan for Outside Directors. The Board of Directors has authorized payment of reasonable travel or other out-of-pocket expenses incurred by non-management directors in attending meetings of the Board of Directors.

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

As of June 30, 2023, 65,000 Options to purchase common stock have been awarded to Justice Anderson under the 2009 Option Plan, pursuant to the terms of his employment agreements, effective October 1, 2015 and July 1, 2016, respectively. These options expire on October 1, 2025 and July 1, 2026, respectively. The 1,000,000 shares of common stock that have been reserved for the 2009 Option Plan (250,000 recently issued for Non-Qualified Stock Options) have not been registered under the Securities Act of 1933. We have no present plans to register such shares.

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

Outside directors McCullough, Treshler, McComas and Suggs were issued 7,200, 8,000 and 5,600 restricted common shares and 25,432 Options to purchase common shares, respectively, for their service as directors and committee chairs during Fiscal 2023. The shares and options were issued and awarded on July 31, 2023.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS, MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information regarding beneficial ownership of our Common Stock as of September 21, 2023 by (i) each person known by the Company to own beneficially more than 5% of the outstanding Common Stock, (ii) each director or director nominee, and (iii) all executive officers and directors as a group. Each person has sole voting and sole investment or dispositive power with respect to the shares shown except as noted. As to the Company's preferred stock, as of September 21, 2023 no officer or director of the company owned any preferred shares. In addition, no individual shareholder beneficially owned more than 5% of the Company's preferred shares.

Common Shareholdings on September 21, 2023

Name and Address	(4)	Number of Shares		Percent of Class (%)
Justice W. Anderson		3,515,500	(5)	42.9
George O. Borak		100,092		1.2
Fred W. Suggs	(l) (3)	150,432	(7)	1.8
James B. Anderson		106,000	(6)	1.3
Regina W. Anderson		78,060		1.0
Joseph R. Treshler	(1) (2)	25,000		*
Monica L. McCullough	(2)	7,200		*
Steven McComas	(3)	5,600		*
All directors and officers as a group (eight persons)		3,982,284		48.6
Speer Foundation, 2535 Success Dr., Odessa, FL 33556		1,380,000		16.8

* Less than 1%

(1)	Member of the Compensation Committee.
(2)	Member of the Audit Committee.
(3)	Member of the Ethics Committee.
(4)	Except as noted above, the address for all persons listed is 164 Douglas RD E, Oldsmar, Florida 34677
(5)

Mr. Anderson beneficially owns 3,350,500 shares of common stock as Trustee of the John C. Anderson Trust in accordance with Mr. Anderson's will. He also owns of record 75,000 shares of common stock and options to purchase 90,000 shares of Common Stock.

(6)	Includes 10,000 shares in joint name with his wife and options to purchase 25,000 shares of Common Stock.
(7)	Includes options to purchase 25,432 shares of common stock.

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Other than transactions described below, since July 1, 2022, there has not been, nor is there currently proposed, any transaction or series of similar transactions to which we were or will be a party:

·	in which the amount involved exceeds $120,000; and,
·

in which any director, nominee for director, executive officer, shareholder which beneficially owns five percent or more of our common stock or any member of their immediate family members, had or will have a direct or indirect material interest.

Justice W. Anderson, our Chief Executive Officer, personally guaranteed a new $250,000 line of credit on behalf of the Company of which $0 was drawn out as of June 30, 2022 and 2023, respectively.

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

ITEM 14.         PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees. In fiscal 2023, the Company paid to its independent accountants $65,500 in fees related directly to the audit and review of the Company’s financial statements. In fiscal 2022, the Company paid to its independent accountants $67,750 in fees related directly to the audit and review of the Company’s financial statements.

Audit-Related Fees. The Company’s independent accountants performed no other audit-related services for the Company during fiscal 2023 and 2022, other than the audit services described above.

Tax Fees: In fiscal 2023, the Company paid to its independent accountants $2,500 in fees related directly to tax preparations. In fiscal 2022, the Company paid to its independent accountants $2,000 in fees related directly to tax preparations.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)	Exhibits

1.	The financial statements filed herewith are listed in the Index to Financial Statements included in Item 7.

Exhibit No.		Document

*	3.1	Articles of Incorporation
+	3.1.1	Articles of Amendment to Articles of Incorporation
*	3.2	Bylaws
+	4.1	Designation of Series A Preferred Stock
&	10.1	Procyon Corporation 2009 Stock Option Plan
/	10.2	Procyon Corporation 2020 Stock Option Plan
##	10.5	Business Line of Credit - Loan Agreement dated June 10, 2021.

##	10.6	Business Line of Credit - Promissory Note dated June 10, 2021.
**	10.7	Lease agreement and Amended Lease Agreement, effective January 13, 2021.
**	10.8	Lease agreement and Amended Lease Agreement, effective January 13, 2021.
//	10.9	Restated and Amended Executive Employment Agreement effective July 1, 2023 - Justice W. Anderson
//	10.10	Restated and Amended Executive Employment Agreement effective July 1, 2023 - James B. Anderson
//	10.12	Restated and Amended Executive Employment Agreement effective July 1, 2023 - George Borak
++	14.1	Code of Ethics for Senior Financial Officers.
x	31.1	Certification of Justice W. Anderson pursuant to Exchange Act Rule 13a-14(a)/15d-14(a)
x	31.2	Certification of James B. Anderson pursuant to Exchange Act Rule 13a-14(a)/15d-14(a)
x	32.1	Certification Pursuant to 18 U.S.C. § 1350, as Adopted Pursuant to Section906 of the Sarbanes-Oxley Act Of 2002
&&	101.1

The following materials from the Company's Annual Report on Form 10-K for the period ended June 30, 2023, formatted in iXBRL (Inline Extensible Business Reporting Language): (I) the Condensed Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) the Notes to Condensed Consolidated Financial Statement

	104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)
*		Incorporated by reference to the Company’s Registration Statement on Form S-1, S.E.C. File No.33-13273.
+		Incorporated by reference to the Company’s Form 10-KSB for the fiscal year ended June 30, 1995.
++		Incorporated by reference to the Company’s Schedule 14A filed on or about October 15, 2004.
**		Incorporated by reference to the Company’s Form 8-K filed on or about March 14, 2018.
x		Filed herewith.
/		Incorporated by reference to the Company’s Schedule 14A filed on or about October 9, 2020.
&		Incorporated by reference to the Company’s Schedule 14A filed on or about November 9, 2009.
//		Incorporated by reference to the Company’s Form 8-K filed on or about August 2, 2023.
##		Incorporated by reference to the Company’s Form 10-K filed on or about October 8, 2021
&&		Furnished, not filed

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

PROCYON CORPORATION

By: /s/ Justice W. Anderson
Justice W. Anderson,
Chief Executive Officer/President

Date:         September 28, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the registrant and in the capacities and on the dates indicated have signed this report below.

Signature	Title	Date

/s/ Regina W. Anderson	Chairwoman of the Board	September 28, 2023
Regina W. Anderson

/s/ James B. Anderson	Chief Financial Officer,	September 28, 2023
James B. Anderson	President (Sirius) and Director

/s/ Justice W. Anderson	President (AMERX) and Director,	September 28, 2023
Justice W. Anderson	Chief Executive Officer and
President(Procyon)

/s/ Monica L. McCullough	Director	September 28, 2023
Monica L. McCullough

/s/ Fred W. Suggs, Jr.	Director	September 28, 2023
Fred W. Suggs, Jr.

/s/ Joseph R. Treshler	Director	September 28, 2023
Joseph R. Treshler

/s/ Steven McComas	Director	September 28, 2023
Steven McComas

 EXHIBIT INDEX

Exhibit No.		Document	Item No.
*	3.1	Articles of Incorporation	3
+	3.1.1	Articles of Amendment to Articles of Incorporation	3
*	3.2	Bylaws	3
+	4.1	Designation of Series A Preferred Stock	4
&	10.1	Procyon Corporation 2009 Stock Option Plan
/	10.2	Procyon Corporation 2020 Stock Option Plan
##	10.5	Business Line of Credit - Loan Agreement dated June 10, 2021.
##	10.6	Business Line of Credit - Promissory Note dated June 10, 2021.
**	10.7	Lease and Amended Lease, effective February 1, 2018.
xx	10.9	Restated and Amended Executive Employment Agreement effective July 1, 2023 - Justice W. Anderson
xx	10.10	Restated and Amended Executive Employment Agreement effective July 1, 2023 - James B. Anderson
xx	10.11	Restated and Amended Executive Employment Agreement effective July 1, 2023 - George Borak
++	14.1	Code of Ethics for Senior Financial Officers.
x	31.1	Certification of Justice W. Anderson pursuant to Exchange Act Rule 13a-14(a)/15d-14(a)	31
x	31.2	Certification of James B. Anderson pursuant to Exchange Act Rule 13a-14(a)/15d-14(a)	31
x	32.1	Certification Pursuant to 18 U.S.C. § 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002	32
&&	101.1	The following materials from the Company's Annual Report on Form 10-K for the period ended June 30, 2020, formatted in XBRL (Extensible Business Reporting Language): (I) the Condensed Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) the Notes to Condensed Consolidated Financial Statements
	104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)

*	Incorporated by reference to the Company’s Registration Statement on Form S-1, S.E.C. File No. 33-13273.
+	Incorporated by reference to the Company’s Form 10-KSB for the fiscal year ended June 30, 1995.
++	Incorporated by reference to the Company’s Schedule 14A filed on or about October 15, 2004.
**	Incorporated by reference to the Company’s Form 8-K filed on or about March 14, 2018.
x	Filed herewith.
xx	Incorporated by reference to the Company’s Form 8-K filed on or about August 2, 2023.
&	Incorporated by reference to the Company’s Schedule 14A filed on or about November 9, 2009.
//	Incorporated by reference to the Company’s Form 8-K filed on or about July 28, 2021.
##	Incorporated by reference to the Company’s Form 10-K filed on or about October 8, 2021.
&&	Furnished, not filed.
/	Incorporated by reference to the Company’s Schedule 14A filed on or about October 9, 2020.

PROCYON CORPORATION AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

Years Ended June 30, 2023 and 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Procyon Corporation and Subsidiaries Oldsmar, Florida

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Procyon Corporation and subsidiaries (the "Company") as of June 30, 2023 and 2022, the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the two-year period ended June 30, 2023 and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the two-year period ended June 30, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

Tampa, Florida

September 18, 2023

PROCYON CORPORATION & SUBSIDIARIES CONSOLIDATED BALANCE SHEETS
June 30, 2023 and 2022

	2023	2022
ASSETS

CURRENT ASSETS
Cash	$451,306	$760,396
Certificates of Deposit, plus accrued interest	562,472	281,105
Accounts Receivable, less allowance for doubtful accounts of $11,625 and $13,569 respectively	493,953	407,085
Inventories	431,405	761,651
Prepaid Expenses	298,469	374,817
TOTAL CURRENT ASSETS	2,237,605	2,585,054

PROPERTY AND EQUIPMENT, NET	281,023	153,702

OTHER ASSETS
Deposits	9,220	12,311
Inventories	330,513	182,224
Intangible Asset	17,000	17,000
ROU Assets - Operating Leases	527,170	706,155
Deferred Tax Asset, Net of Valuation Allowance of $0 and $31,960, respectively	161,180	146,051
	1,045,083	1,063,741
TOTAL ASSETS	$3,563,711	$3,802,497

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts Payable	$175,057	$178,083
Accrued Expenses	277,498	302,601
Short Term Lease Liabilities	173,565	162,547
TOTAL CURRENT LIABILITIES	626,120	643,231

LONG TERM LIABILITIES
Long Term Lease Liabilities	319,882	491,312
TOTAL LONG TERM LIABILITIES	319,882	491,312

TOTAL LIABILITIES	946,002	1,134,543

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred Stock, 496,000,000 shares authorized, none issued.	-	-
Series A Cumulative Convertible Preferred Stock, no par value; 4,000,000 shares authorized; 167,100 and 167,100 shares issued and outstanding, respectively.	126,860	126,860
Common Stock, no par value, 80,000,000 shares authorized; 8,087,388 and 8,087,388 shares issued and outstanding, respectively	4,444,766	4,444,766
Paid-in Capital	35,564	35,564
Accumulated Deficit	(1,989,481)	(1,939,236)
TOTAL STOCKHOLDERS' EQUITY	2,617,709	2,667,954

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,563,711	$3,802,497

The accompanying notes are an integral part of these financial statements.

PROCYON CORPORATION & SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended June 30, 2023 and 2022

	2023	2022

NET SALES	$4,686,659	$4,842,433

COST OF SALES	1,117,072	1,356,612

GROSS PROFIT	3,569,587	3,485,821

OPERATING EXPENSES
Salaries and Benefits	1,859,980	2,012,430
Selling, General and Administrative	1,806,988	1,710,606
	3,666,968	3,723,036

(LOSS) / INCOME FROM OPERATIONS	(97,381)	(237,215)

OTHER INCOME
Rental Income	20,191	-
Interest Income	11,816	1,804
	32,007	1,804

(LOSS) / INCOME BEFORE INCOME TAXES	(65,374)	(235,411)

INCOME TAX (EXPENSE) / BENEFIT	15,129	25,621

NET (LOSS) / INCOME	(50,245)	(209,790)

Dividend requirements on preferred stock	(16,710)	(16,710)

Basic net (loss) / income available to common shares	$(66,955)	$(226,500)

Basic net (loss) / income per common share	$(0.01)	$(0.03)

Weighted average number of common shares outstanding	8,087,388	8,087,388

Diluted net (loss) / income per common share	$(0.01)	$(0.03)

Weighted average number of common shares outstanding, diluted	8,087,388	8,087,388

The accompanying notes are an integral part of these financial statements.

PROCYON CORPORATION & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

For the Twelve Months Ended June 30, 2023 and 2022

							Total
Twelve Months Ended June 30, 2023	Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equtiy
Balance, June 30, 2022	167,100	126,860	8,087,388	4,444,766	35,564	(1,939,236)	2,667,954

Net Income (Loss)	-	-	-	-	-	(8,187)	(8,187)

Balance, September 30, 2022	167,100	126,860	8,087,388	4,444,766	35,564	(1,947,423)	$2,659,767

Net Income (Loss)	-	-	-	-	-	(20,078)	(20,078)

Balance, December 31, 2022	167,100	126,860	8,087,388	4,444,766	35,564	(1,967,501)	2,639,689

Net Income (Loss)	-	-	-	-	-	(29,471)	(29,471)

Balance, March 31, 2023	167,100	126,860	8,087,388	4,444,766	35,564	(1,996,972)	$2,610,218

Net Income (Loss)	-	-	-	-	-	7,491	7,491

Balance, June 30, 2023	167,100	$126,860	8,087,388	$4,444,766	$35,564	$(1,989,481)	$2,617,709

							Total
Twelve Months Ended June 30, 2022	Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equtiy
Balance, June 30, 2021	167,100	$126,860	8,087,388	$4,444,766	$35,564	$(1,729,446)	$2,877,744

Net Income (Loss)	-	-	-	-	-	42,482	42,482

Balance, September 30, 2021	167,100	126,860	8,087,388	4,444,766	35,564	(1,686,964)	2,920,226

Net Income (Loss)	-	-	-	-	-	(67,562)	(67,562)

Balance, December 31, 2021	167,100	126,860	8,087,388	4,444,766	35,564	(1,754,526)	2,852,664

Net Income (Loss)	-	-	-	-	-	(105,348)	(105,348)

Balance, March 31, 2022	167,100	126,860	8,087,388	4,444,766	35,564	(1,859,874)	2,747,316

Net Income (Loss)	-	-	-	-	-	(79,362)	(79,362)

Balance, June 30, 2022	167,100	$126,860	8,087,388	$4,444,766	$35,564	$(1,939,236)	$2,667,954

The accompanying notes are an integral part of these financial statements.

PROCYON CORPORATION & SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended June 30, 2023 and 2022

	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES

Net (Loss) / Income	$(50,245)	$(209,790)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	52,817	38,217
Decrease in Allowance for Doubtful Accounts	(1,944)	4,161
Right of Use Asset Amortization	178,985	176,189
Accrued Interest on Certificate of Deposit	(6,949)	(667)
Deferred Income Taxes	16,831	(57,581)
Valuation Allowance	(31,960)	31,960
(Gain)/Loss on Sale of Assets	-	-
Gain on Extinguishment of Debt	-	-
Stock Based Compensation	-	-
Decrease (increase) in:
Accounts Receivable	(84,924)	86,112
Deposits	3,091	(9,076)
Inventory	181,957	(89,537)
Prepaid Expenses	76,348	(98,566)
Increase (decrease) in:
Accounts Payable	(3,026)	10,495
Accrued Interest Payable
Accrued Expenses	(25,103)	(111,376)
Payments on Operating Lease Liability	(160,412)	(154,023)

NET CASH (USED) / PROVIDED BY OPERATING ACTIVITIES	145,466	(383,482)

CASH FLOW FROM INVESTING ACTIVITIES
Purchase of Certificate of Deposit	(400,000)	-
Redemption of Certificate of Deposit	125,582	-
Purchase of Property & Equipment	(180,138)	(82,644)
Proceeds on disposal of property and equipment	-	-
NET CASH (USED IN) / PROVIDED BY INVESTING ACTIVITIES	(454,556)	(82,644)

CASH FLOW FROM FINANCING ACTIVITIES
	-	-
NET CASH (USED IN) FINANCING ACTIVITIES	-	-

NET CHANGE IN CASH	(309,090)	(466,126)

CASH AT BEGINNING OF THE YEAR	760,396	1,226,522

CASH AT END OF THE YEAR	$451,306	$760,396

SUPPLEMENTAL DISCLOSURES
Interest Paid	$-	$-
Taxes Paid	$-	$-

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

Concentration of Credit Risk

The Company maintains its cash at various financial institutions. All accounts are fully insured by the Federal Deposit Insurance Corporation, up to $250,000 per Company. At June 30, 2023 and 2022, our uninsured cash balance was $0 and $52,539 respectively.

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

The valuation of accounts receivable is based upon the credit-worthiness of customers as well as historical collection experience. Estimating the credit worthiness of customers and recoverability of customer accounts requires us to exercise considerable judgment. Allowances for doubtful accounts are recorded as a selling, general and administrative expense for estimated amounts expected to be uncollectible from third-party payers and customers. The Company bases its estimates on its historical collection and write-off experience, current trends, credit policy, and on analysis of accounts receivable by aging category. As of June 30, 2023 and 2022, accounts receivable allowance was approximately $11,600 and $13,600, or less than 2% of gross accounts receivable.

Inventories

Inventories are valued at the lower of average cost or net realized value determined by the first-in, first-out method. A portion of inventory is included in non-current inventory. The non-current balance represents product that will most likely not be used within the next 12 months. A majority of this non-current inventory comes from minimum economic level orders necessary to produce product at a reasonable cost.

Property and Equipment

Property and equipment are stated at cost. Depreciation is computed on a straight-line basis over their estimated useful lives. Leased equipment is recorded at it’s fair market value at the beginning of the lease term and is depreciated over the life of the equipment.

Deferred Income Taxes

Deferred income taxes are recognized for the expected tax consequences in future years for differences between the tax bases of assets and liabilities and their financial reporting amounts, based upon exacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. The Company accounts for income taxes under Topic 740 - Income Tax in the Accounting Standards Codification. A valuation allowance is used to reduce deferred tax assets to the net amount expected to be recovered in future periods. The estimates for deferred tax assets and the corresponding valuation allowance require us to exercise complex judgments. We periodically review and adjust those estimates based upon the most current information available. We have a valuation allowance of $0 as of June 30, 2023. We had a valuation allowance of $31,960 as of June 30, 2022.

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

Shipping and Handling Costs

Shipping and handling costs incurred were approximately $215,000 and $210,000 for the years ended June 30, 2023, and 2022, respectively, and were included in selling, general and administrative expenses.

Advertising and Marketing

The Company records advertising and marketing expenses in the periods in which they are incurred. During the years ended June 30, 2023 and 2022, approximately $536,000 and $473,000, of advertising and marketing costs were included in selling, general and administrative expenses for each respective year.

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

Additional information with respect to stock option activity is as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at June 30, 2021	115,000	$0.26
Granted	-	$-
Exercised	-	$-
Cancelled	-	$-
Outstanding at June 30, 2022	115,000	$0.26
Granted	-	$-
Exercised	-	$-
Cancelled	-	$-
Outstanding at June 30, 2023	115,000	$0.26
Options exercisable at June 30, 2022	115,000	$0.26
Options exercisable at June 30, 2023	115,000	$0.26

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

Subsequent Events

We have evaluated subsequent events through September 18, 2023, which is the date the financial statements were available to be issued.

NOTE B - INVENTORIES

Inventories consisted of the following:

	June 30, 2023	June 30, 2022
Finished Goods	$576,548	$759,118
Raw Materials	185,370	184,757
	$761,918	$943,875

At June 30, 2023 and 2022, respectively, $330,513 and $182,224 of our inventory was considered non-current as it will not be used within a one year period.

NOTE C - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

As of June 30, 2023	Total
Office Equipment	239,890
Furniture and Fixtures	102,541
Software	177,019
Leasehold improvements	42,289
Production Equipment	26,752
Building	18,392
606,883
Less accumulated depreciation	(325,860)
$281,023

Depreciation expense was $52,817 for the year ended June 30, 2023.

As of June 30, 2022	Total
Office Equipment	$224,635
Furniture and Fixtures	95,038
Software	26,021
Leasehold improvements	35,907
Production Equipment	26,752
Building	18,392
426,745
Less accumulated depreciation	(273,043)
$153,702

Depreciation expense was $38,217 for the year ended June 30, 2022.

NOTE D - INTANGIBLE ASSETS

On June 30, 2017, the Company acquired the formulation of its care lotion from its manufacturer for $17,000. The Company has determined that this asset has an indefinite useful life and therefore is not being amortized, but instead will be tested for impairment at least annually in accordance with the provisions of FASB ASC 350, Intangibles - Goodwill and Other.

NOTE E - ACCRUED EXPENSES

Accrued expenses consist of the following at June 30, 2023 and 2022.

	2023	2022
Accrued Payroll	$70,298	$151,341
Accrued Paid Time Off	33,820	41,837
Accrued Professional Fees	48,793	53,681
Accrued Incentive Plan	24,387	10,789
Accrued Lease Liability	92,856	40,439
Other	7,344	4,514
Total	$277,498	$302,601

NOTE F - LINE OF CREDIT

A line of credit was procured in June 2021, with a bank. The limit for this line of credit is $250,000 as well. Terms of the Line of credit include and an interest rate that fluctuates at prime plus a half of point, interest only. The line of credit matures on June 30, 2022. This line of credit, renews annually until either party decides otherwise. At June 30, 2023, the Company owed $0 on the line of credit.

Interest expense for the years ended June 30, 2023 and 2022 was $0 and $0, respectively.

The line of credit is guaranteed by Justice W. Anderson, President and Chief Executive Officer.

NOTE G - COMMITMENTS AND CONTINGENCIES

The Company leases its office space, warehouse space and certain equipment. The minimum lease payments due under the lease agreements for fiscal years ended June 30, are as follows:

2024	$184,805
2025	188,353
2026	141,062
$514,220

NOTE H - STOCKHOLDERS’ EQUITY

During January 1995, the Company's Board of Directors authorized the issuance of up to 4,000,000 shares of Series A Cumulative Convertible Preferred Stock. The preferred stockholders are entitled to receive, if declared by the board of directors, quarterly dividends at an annual rate of $.10 per share of Series A Cumulative Convertible Preferred Stock per annum. Dividends accrue without interest and are cumulative from the date of issuance of the Series A Cumulative Convertible Preferred Stock and are payable quarterly in arrears in cash or publicly traded common stock when and if declared by the board of directors. As of June 30, 2023, no dividends have been declared. Dividends in arrears on the outstanding preferred shares total $437,936 or approximately $2.62 per share as of June 30, 2023. So long as any shares of Series A Preferred Stock are outstanding, the Company is prohibited from declaring dividends or other distributions related to its Common Stock or purchasing, redeeming or otherwise acquiring any of the Common Stock.

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

Share-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest. As share-based compensation expense recognized in the statement of operations is based on awards ultimately expected to vest, it can be reduced for estimated forfeitures. The ASC topic Stock Compensation requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The share based compensation accrued and charged against income for the periods ended June 30, 2023 and 2022 was $10,721 and $0 respectively.

NOTE I - EARNINGS PER SHARE

As required by Accounting Standards Codification Topic 260 - Earnings per Share (“Topic 260"), the following table sets forth the computation of basic and diluted earnings per share:

	Years Ended June 30,
	2023	2022
Numerator:
Net (Loss) Income	$(50,245)	$(209,790)
Adjustment for basic earnings per share:
Dividend requirements on preferred stock	(16,710)	(16,710)
Numerator for basic earnings per share-Net income available to common stockholders	$(66,955)	$(226,500)
Effect of dilutive securities:
Numerator for diluted earnings per share- Net income available to common stockholder	$(66,955)	$(226,500)
Denominator:
Denominator for basic earnings per share- Weighted-average common shares	8,087,388	8,087,388
Effect of dilutive securities: Stock options	0	0
Weighted-average Dilutive potential common shares	0	0
Denominator for dilutive earnings per share-Adjusted weighted-average shares and assumed conversions	8,087,388	8,087,388
Basic Net Income per share	$(0.01)	$(0.03)
Diluted Net Income per share	$(0.01)	$(0.03)

NOTE J - INCOME TAXES AND AVAILABLE CARRYFORWARD

As of June 30, 2023, the Company had consolidated income tax net operating loss ("NOL") carryforwards for federal income tax purposes of approximately $716,000. NOL arising before December 31, 2020 will expire in various years ending through the year 2035 and for losses arising in taxable years beginning after December 31, 2020, the deduction is limited to 80% of taxable income and can be carried forward indefinitely. The utilization of certain loss carryforwards are limited under Section 382 of the Internal Revenue Code.

The components of the provision for income taxes expenses are attributable to continuing operations as follows:

	Year ended	Year ended
	June 30, 2023	June 30, 2022
Current	$-	$-
Federal
State	-	-
Deferred	-	-
Federal	$12,535	$21,229
State	2,594	4,392
	$15,129	$25,621

Deferred income taxes reflect the net tax effects of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:

Non-Current
Deferred tax assets:
NOL and contribution carryforwards	$181,439
Share based payments	6,387
Lease Liabilities - operating leases	125,064
Accrued compensated absences	8,572
Accrued bonus	6,181
Allowance for doubtful accounts	2,946
330,589
Deferred tax (liabilities):
Right of use assets - operating leases	(133,611)
Excess of tax over book depreciation	(35,798)
Total deferred tax (liabilities)	(169,409)
Net deferred tax asset (liability)	161,180
Valuation Allowance	-
Net deferred tax asset	$161,180

The change in the valuation allowance is as follows:

June 30, 2023	$-
June 30, 2022	(31,960)
$(31,960)

Income taxes for the years ended June 30, 2023 and 2022 differ from the amounts computed by applying the effective income tax rates of 25.35% to income before income taxes as a result of the following:

	2023	2022
Expected benefit (provision) at US statutory rate	$13,767	$49,436
State income tax net of federal benefit (provision)	2,848	10,229
Nondeductible expense	(1,246)	(689)
Non Taxable Income	-	-
Change in estimates of losses carryforward	(32,200)	(1,395)
Change in valuation allowance	31,960	(31,960)

Income tax benefit (expense)	$15,129	$25,621

The earliest tax year still subject to examination by taxing jurisdictions is fiscal year June 30, 2020.

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

There were no back orders as of June 30, 2023 and 2022, respectively, due to the timely receipt of product from the manufacturer.

NOTE L - MAJOR CUSTOMER

During the year ended June 30, 2022 sales from one customer accounted for approximately 10% of AMERX’s sales. In fiscal 2023 one customer accounted for more than 10% of AMERX’s sales.

NOTE M - RESEARCH AND DEVELOPMENT

AMERX incurred $30,600 and $30,000 during the years ended June 30, 2023 and 2022, respectively, towards research and development efforts. These efforts were directed towards additional studies aimed at expanding existing markets, correcting issues with FDA compliance and manufacturing.

NOTE N - RIGHT-OF-USE ASSETS AND LEASE LIABILITIES

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

In May 2021, the Company entered into a lease agreement to lease certain office equipment with a lease term of 39 months. The lease expires at the end of the lease term and the Company can simply return the equipment at the end of the initial lease term or upgrade the equipment during or at the end of the current lease term. Initial rent amount was $547 per month.

In applying ASC 842, the Company uses a lease term of 39 months and an incremental borrowing rate of 4.25% which was the borrowing rate on the Company’s line of credit with a financial institution.

The following is information related to the Company’s right-of-use assets and liabilities for its operating leases:

ROU assets - operating leases obtained in exchange for lease liabilities - operating leases	$979,744
Amortization of ROU assets since lease inception	(452,574)
ROU assets - operating leases at June 30, 2022	$527,170
Lease liabilities - operating leases on adoption date	$979,744
Payments on lease liabilities	(486,297)
Lease liabilities - operating leases on June 30, 2023	493,447
Lease liabilities - operating leases due in the 12 months ending June 30, 2024	173,565
Lease liabilities - operating leases due after June 30, 2024	$319,882

Variable lease expense was $202,270 and $208,467 for the years ended June 30, 2023 and 2022, respectively.

Weighted average remaining lease term was 2.73 years and weighted average discount rate was 3.29% at June 30, 2023.

Sublease to a Third Party

The Company entered into a lease agreement with an unrelated party to sublease a portion of the warehouse space that it is leasing from its landlord. The contract conveys the right to control the use of the specified area of the warehouse for a period of time in exchange for consideration. Therefore, the sublease meets the definition of a lease pursuant to ASC 842. The Company classifies the sublease as an operating lease because it does not transfer ownership at the end of the lease term. The sublease is for a term of twelve months and it contains a renewal option of which the sublessee is not reasonably certain to exercise. The Company received sublease income of $19,908 during the year ended June 30, 2023.

The following is the amount of sublease income the Company will receive over the next five years:

12 months ending June 30,
2024	$14,220
2025	-
2026	-
2027	-
2028	-
$14,220

NOTE O - RECENT ACCOUNTING PRONOUNCEMENTS

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