Form 10-Q
period 2023-09-30
PROCYON CORP
filed 2023-11-22
CIK 812306

UNITED STATES SECURITIES & EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For Quarterly Period Ended September 30, 2023

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common stock, no par value; 8,108,388 shares outstanding as of November 14, 2023.

PART I. - FINANCIAL INFORMATION

PROCYON CORPORATION & SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
September 30, 2023 and June 30, 2023

	(unaudited)	(audited)
	September 30,	June 30,
	2023	2023
ASSETS

CURRENT ASSETS
Cash	$402,486	$451,306
Certificates of Deposit, plus accrued interest	566,602	562,472
Accounts Receivable, less allowance for credit losses of $18,370 and $11,625 respectively.	434,266	493,953
Inventories	544,267	431,405
Prepaid Expenses	215,724	298,469
TOTAL CURRENT ASSETS	2,163,345	2,237,605

PROPERTY AND EQUIPMENT, NET	315,273	281,023

OTHER ASSETS
Deposits	4,665	9,220
Inventories	287,061	330,513
Intangible Asset	17,000	17,000
ROU Assets - Operating Leases	480,484	527,170
Deferred Tax Asset, Net of Valuation Allowance of $0 and $0, respectively	170,550	161,180
	959,760	1,045,083

TOTAL ASSETS	$3,438,378	$3,563,711

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts Payable	$172,172	$175,057
Accrued Expenses	220,904	277,498
Lease Liability	175,317	173,565
TOTAL CURRENT LIABILITIES	568,393	626,120

LONG TERM LIABILITIES
Lease Liability	275,410	319,882
TOTAL LONG TERM LIABILITIES	275,410	319,882

TOTAL LIABILITIES	843,803	946,002

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred Stock, 496,000,000 shares authorized, none issued.	-	-
Series A Cumulative Convertible Preferred Stock, no par value; 4,000,000 shares authorized; 166,900 and 167,100 shares issued and outstanding, respectively.	126,660	126,860
Common Stock, no par value, 80,000,000 shares authorized; 8,108,388 and 8,087,388 shares issued and outstanding, repsectively.	4,450,166	4,444,766
Paid-in Capital	41,085	35,564
Accumulated Deficit	(2,023,336)	(1,989,481)
TOTAL STOCKHOLDERS' EQUITY	2,594,575	2,617,709

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,438,378	$3,563,711

The accompanying notes are an integral part of these financial statements.

PROCYON CORPORATION & SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS
Three Months Ended September 30, 2023 and 2022

	(unaudited)	(unaudited)
	Three Months	Three Months
	Ended	Ended
	Sep. 30, 2023	Sep. 30 2022

NET SALES	$1,173,107	$1,175,703

COST OF SALES	260,705	294,904

GROSS PROFIT	912,402	880,799

OPERATING EXPENSES
Salaries and Benefits	478,026	468,157
Selling, General and Administrative	491,767	424,095
	969,793	892,252

INCOME FROM OPERATIONS	(57,391)	(11,453)

OTHER INCOME
Rental Income	8,958	-
Interest Income	5,208	895
	14,166	895

INCOME BEFORE INCOME TAXES	(43,225)	(10,558)

INCOME TAX (BENEFIT/EXPENSE)	9,370	2,371

NET INCOME	(33,855)	(8,187)

Dividend requirements on preferred stock	(3,633)	(4,177)

Basic net income available to common shares	$(37,488)	$(12,364)

Basic net income per common share	$(0.01)	$(0.00)

Weighted average number of common shares outstanding	8,108,388	8,087,388

Diluted net income per common share	$(0.01)	$(0.00)

Weighted average number of common shares outstanding, diluted	8,108,388	8,087,388

The accompanying notes are an integral part of these financial statements.

PROCYON CORPORATION & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

For the Three Months Ended September 30, 2023 and 2022

							Total
Three Months Ended September 30, 2023	Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equtiy
Balance, June 30, 2023	167,100	$126,860	8,087,388	$4,444,766	$35,564	$(1,989,481)	$2,617,709

Stock Based Compensation	-	-	20,800	5,200	5,521	-	10,721

Preferred Stock Converted to Common	(200)	(200)	200	200	-	-	-

Net Income	-	-	-	-	-	(33,855)	(33,855)

Balance, September 30, 2023	166,900	$126,660	8,108,388	$4,450,166	$41,085	$(2,023,336)	$2,594,575

Three Months Ended September 30, 2022	Preferred Stock		Common Stock		Paid-In	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equtiy
Balance, June 30, 2022 (As restated)	167,100	$126,860	8,087,388	$4,444,766	$35,564	$(1,939,236)	$2,667,954

Net Income	-	-	-	-	-	(8,187)	(8,187)

Balance, September 30, 2022	167,100	$126,860	8,087,388	$4,444,766	$35,564	$(1,947,423)	$2,659,767

The accompanying notes are an integral part of these financial statements.

PROCYON CORPORATION & SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ending September 30, 2023 and 2022

	(unaudited)	(unaudited)
	September 30,	September 30,
	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES

Net (Loss)	$(33,855)	$(8,187)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	19,154	10,913
Increase in Allowance for Doubtfull Accounts	6,745	-
Right of Use Asset Amortization	46,686	44,836
Accrued Interest on Certificates of Deposit	(4,130)	(173)
Deferred Income Taxes	(9,370)	29,589
Valuation Allowance	-	(31,960)
Stock Based Compensation	10,721	-
(Increase) Decrease in:
Accounts Receivable	52,942	(120,077)
Deposits	4,555	1,445
Inventory	(69,410)	(13,143)
Prepaid Expenses	82,745	125,737

(Decrease) Increase in:
Accounts Payable	(2,885)	(63,161)
Accrued Expenses	(56,593)	(104,714)
Payments on operating lease liability	(42,720)	(40,003)
NET CASH (USED IN) / PROVIDED BY OPERATING ACTIVITIES	4,585	(168,898)

CASH FLOW FROM INVESTING ACTIVITIES

Purchase of property & equipment	(53,405)	(7,003)
NET CASH (USED IN) INVESTING ACTIVITIES	(53,405)	(7,003)

CASH FLOW FROM FINANCING ACTIVITIES

NET CASH PROVIDED BY /(USED IN) FINANCING ACTIVITIES	-	-

NET CHANGE IN CASH	(48,820)	(175,901)

CASH AT BEGINNING OF PERIOD	451,306	760,396

CASH AT END OF PERIOD	$402,486	$584,495

SUPPLEMENTAL DISCLOSURES

Interest Paid	$-	$-
Taxes Paid	$-	$-

NONCASH DISCLOSURE

During the quarter ended September 30, 2023, we increased a Right of Use Asset and corresponding lease liability in the amount of $34,798

During the quarter ended September 30, 2023, 200 shares of Series A Cumulative Convertible Preferred Stock converted in the amount of $200

The accompanying notes are an integral part of these financial statements.

Notes to Financial Statements

NOTE A - SUMMARY OF ACCOUNTING POLICIES

The interim consolidated financial statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles ("GAAP") have been condensed or omitted as allowed by such rules and regulations. The Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements dated June 30, 2023. The results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year.

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

On September 30, 2023, there were 65,000 outstanding options to purchase shares of our common stock granted under our prior 2009 Stock Option Plan. There were 50,000 outstanding options to purchase shares of our common stock granted under our 2020 Stock Option Plan.

The fair value of a stock option is determined using the Black-Scholes option-pricing model, which values options based on the stock price at the grant date, the expected life of the option, the estimated volatility of the stock, the expected dividend payments, and the risk-free interest rate over the life of the option. There were 25,432 options granted during the quarter ended September 30, 2023.

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

Additional information with respect to stock option activity is as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at September 30, 2021	115,00		$0.17
Granted	-	$
Exercised	-	$
Cancelled	-	$
Outstanding at September 30, 2022	115,000		$0.17
Granted	25,432		$0.25
Exercised	-		$-
Cancelled	-		$-
Outstanding at September 30, 2023	140,432		$0.26
Options exercisable at September 30, 2022	115,000		$0.17
Options exercisable at September 30, 2023	140,432		$0.25

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

For the three months ended September 30, 2023, the potential dilutive effects of the preferred stock and stock options were excluded in the weighted-average shares outstanding, as the shares would have an anti-dilutive effect on the loss from operations.

For the three months ended September 30, 2022, the potential dilutive effects of the preferred stock and stock options were excluded in the weighted-average shares outstanding, as the shares would have an anti-dilutive effect on the loss from operations.

NOTE B - INVENTORIES

Inventories consisted of the following:	September 30, 2023	June 30, 2023

Finished Goods	$616,717	$576,548
Raw Materials	214,611	185,370
	$831,328	$761,918

At September 30, 2023 and June 30, 2023, respectively, $287,061 and $330,513 of our inventory was considered non-current as it will not be used within a one year period.

NOTE C - STOCKHOLDERS' EQUITY

During January 1995, the Company's Board of Directors authorized the issuance of up to 4,000,000 shares of Series A Cumulative Convertible Preferred Stock ("Series A Preferred Stock"). The preferred stockholders are entitled to receive, as and if declared by the board of directors, quarterly dividends at an annual rate of $.10 per share of Series A Preferred Stock per annum. Dividends will accrue without interest and will be cumulative from the date of issuance of the Series A Preferred Stock and will be payable quarterly in arrears in cash or publicly traded common stock when and if declared by the Board of Directors. As of September 30, 2023, no dividends have been declared. Dividends in arrears on the outstanding preferred shares total $441,569 as of September 30, 2023.

Holders of the Preferred Stock have the right to convert their shares of Preferred Stock into an equal number of shares of Common Stock of the Company. In addition, Preferred Stock holders have the right to vote the number of shares into which their shares are convertible into Common Stock. Such preferred shares will automatically convert into one share of Common Stock at the close of a public offering of Common Stock by the Company provided the Company receives gross proceeds of at least $1,000,000, and the initial offering price of the Common Stock sold in such offering is equal to or in excess of $1 per share. The Company is obligated to reserve an adequate number of shares of its common stock to satisfy the conversion of all the outstanding Series A Preferred Stock. There were 200 shares converted during the reporting period. So long as any share of Series A Preferred Stock is outstanding, the Company is prohibited from declaring dividends or other distributions related to its Common Stock or purchasing, redeeming or otherwise acquiring any of the Common Stock.

Share-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest. As share-based compensation expense recognized in the statement of operations is based on awards ultimately expected to vest, it can be reduced for estimated forfeitures. The ASC topic Stock Compensation requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The share based compensation charged against income for the periods ended September 30, 2023 and 2022 was $0 and $0 respectively.

The Black-Scholes option-pricing model, which values options based on the stock price at grant date, the expected life of the options, the estimated volatility of the stock and the risk free interest rate over the life of the option. The assumption used in the Black-Scholes model were as follows for the stock options granted in July 2023.

Stock Price at Date of Grant	$.248
Risk-free interest rate	3.97%
Expected volatility of common stock	90.37%
Dividend yield	0%
Expected life of options (in years)	10

NOTE D - INCOME TAXES AND AVAILABLE CARRYFORWARD

As of September 30, 2023, the Company had consolidated income tax net operating loss ("NOL") carryforwards for federal income tax purposes of approximately $787,000. NOL arising before December 31, 2020 will expire in various years ending through the year 2035 and for losses arising in taxable years beginning after December 31, 2020, the deduction is limited to 80% of taxable income and can be carried forward indefinitely. The utilization of certain loss carryforwards are limited under Section 382 of the Internal Revenue Code.

The components of the provision for income tax (expense) attributable to continuing operations are as follows:

	Three Months	Three Months
	September 30, 2023	September 30, 2022
Current
Federal	$0	$0
State	0	0
	$	$
Deferred
Federal	$7,764	$1,965
State	1,606	406
	$9,370	$2,371

Total Income Tax Benefit / (Expense)	$9,370	$2,371

Deferred income taxes reflect the net tax effects of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:

Non-Current
Deferred tax assets
NOL and contribution carryforwards	$199,540
Share based payments	6,387
Lease liabilities - operating leases	114,237
Accrued compensated absences	10,271
Accrued bonus	1,465
Allowance for doubtful accounts	5,486
Total deferred tax assets	337,386

Deferred tax (liabilities)
Right-of-use-assets - operating leases	(121,779)
Excess of tax over book depreciation	(45,057)
Total deferred tax (liabilities)	(166,836)

Total deferred tax asset	170,550
Valuation Allowance	-
Net Deferred Tax Asset	$170,550

The change in the valuation allowance is as follows:
June 30, 2023	$0
September 30, 2023	$-
$0

Income taxes for the three months ended September 30, 2023 and 2022 differ from the amounts computed by applying the effective income tax rate of 25.35%, to income before income taxes as a result of the following:

	Three Months	Three Months
	September 30, 2023	September 30, 2022
Expected (provision) at US statutory rate	$9,077	$2,217
State income tax net of federal (provision)	1,878	459
Nondeductible Expense	(1,539)	(305)
Change in estimates of loss carryforward	(46)	(31,960)
Change in valuation allowance	-	$31,960
Income Tax (Expense)	$9,370	$2,371

The earliest tax year still subject to examination by a major taxing jurisdiction is fiscal year end June 30, 2021.

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

NOTE E - LINE OF CREDIT

A line of credit was procured in June 2021, with a bank. The limit for this line of credit is $250,000. Terms of the line of credit include an interest rate that fluctuates based on prime plus a half of point, with monthly interest only payments. The line of credit renews annually on June 30th. This line of credit renews annually until either party decides otherwise. At September 30, 2023, the Company had drawn and owed $0 on the line of credit.

Interest expense for the year ended June 30, 2023 and the period ending September 30, 2023, was $0 and $0, respectively.

The line of credit is guaranteed by Justice W. Anderson, President and Chief Executive Officer.

NOTE F - RECENT ACCOUNTING PRONOUNCEMENTS

Adoption of new accounting standards

New accounting standards or accounting standards updates were assessed and determined to be either not applicable or not having a material impact on the Company’s consolidated financial statements or processes.

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

The following is information related to the Company’s right-of-use assets and liabilities for its operating leases:

ROU assets - operating leases obtained in exchange for lease liabilities - operating leases	$979,744
Amortization of ROU assets since lease inception	$(499,260)
ROU assets - operating leases at September 30, 2023	$480,484

Lease liabilities - operating leases on adoption date and increase in lease liabilities	$979,744
Payments on lease liabilities	(529,017)
Lease liabilities - operating leases on September 30, 2023	450,727
Lease liabilities - operating leases due in the 12 months ending September 30, 2024	175,317
Lease liabilities - operating leases due after September 30, 2024	$275,410

Variable lease expense was $50,567 and $50,020 for the three months ended September 30, 2023 and 2022, respectively.

Weighted average remaining lease term was 2.48 years and weighted average discount rate was 3.29% at September 30, 2023.

NOTE H - SUBSEQUENT EVENTS

We have evaluated subsequent events through November 15, 2023, which is the date the financial statements were available to be issued.

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

Recent Developments

In fiscal 2024 to date, management has expanded on the services and options the Company provides for its customers. We have introduced a new Rolled Gauze form of our Amerx Branded Collagen Wound Care Kits. We also introduced a gel form of our Collagen products.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company's condensed consolidated financial statements have been prepared in accordance with standards of the Public Company Accounting Oversight Board (United States), which require the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosures. A summary of those significant accounting policies can be found in the Notes to the Consolidated Financial Statements included in the Company's annual report on form 10-K, for the year ended June 30, 2023, which was filed with the Securities and Exchange Commission on September 28, 2023. The estimates used by management are based upon the Company's historical experiences combined with management's understanding of current facts and circumstances. Certain of the Company's accounting policies are considered critical as they are both important to the portrayal of the Company's financial condition and the results of its operations and require significant or complex judgments on the part of management. We believe that the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements.

Accounts Receivable Allowance

Accounts receivable allowance reflects a reserve that reduces our customer accounts and receivable to the net amount estimated to be collectible. The valuation of accounts receivable is based upon the credit-worthiness of customers and third-party payers as well as historical collection experience. Allowances for doubtful accounts are recorded as a selling, general and administrative expense for estimated amounts expected to be uncollectible from third-party payers and customers. The Company bases its estimates on its historical collection experience, current trends, credit policy and on the analysis of accounts by aging category. At September 30, 2023, and June 30, 2023, our allowance for doubtful accounts totaled $18,370 and $11,625, respectively.

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

Deferred Income Taxes

Deferred income taxes are recognized for the expected tax consequences in future years for differences between the tax bases of assets and liabilities and their financial reporting amounts, based upon enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. The Company accounts for income taxes under Topic 740 - Income Tax in the Accounting Standards Codification. A valuation allowance is used to reduce deferred tax assets to the net amount expected to be recovered in future periods. The estimates for deferred tax assets and the corresponding valuation allowance require us to exercise complex judgments. We periodically review and adjust those estimates based upon the most current information available. The Company had a valuation allowance of $0 as of September 30, 2023 and $0 as of June 30, 2023, respectively. Because the recoverability of deferred tax assets is directly dependent upon future operating results, actual recoverability of deferred tax assets may differ materially from our estimates.

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

FINANCIAL CONDITION

As of September 30, 2023 the Company's principal sources of liquid assets included cash of $402,486, inventories of $544,267, and net accounts receivable of $434,266. The Company also has $566,602 in Certificate of Deposits. The Company had net working capital of $1,594,952, and long-term lease of $275,410, at September 30, 2023.

During the three months ended September 30, 2023 cash decreased from $451,306 as of June 30, 2023, to $402,486. Operating activities provided cash of $4,585 during the period. Investing and Financing activities used cash of $53,405 and $0, respectively during the period.

The Company reflected a net non-current deferred tax asset of $170,550, at September 30, 2023. Because the recoverability of deferred tax assets is directly dependent upon future operating results, actual recoverability of deferred tax assets may differ materially from our estimates.

RESULTS OF OPERATIONS

Comparison of the three months ended September 30, 2023 and 2022.

Net sales during the quarter ended September 30, 2023, were $1,173,107 as compared to the previous year's quarter net sales of $1,175,703, a decrease of $2,596, or less then 1%.

Gross profit during the quarter ended September 30, 2023, was $912,402 as compared to $880,799 during the quarter ended September 30, 2022, an increase of $31,603 or 4%. As a percentage of net sales, gross profit was approximately 78% in the quarter ended September 30, 2023, and approximately 75% in the corresponding quarter in 2022. We believe that the change in Gross Profit comes from a shift in sales channels to more sales coming from our highest margin channel of sales.

Operating expenses during the quarter ended September 30, 2023 were $969,793, consisting of $478,026 in salaries and benefits and $491,767 in selling, general and administrative expenses. This compares to operating expenses during the quarter ended September 30, 2022 of $892,252, consisting of $468,157 in salaries and benefits; and $424,095 in selling, general and administrative expenses. Expenses for the quarter ended September 30, 2023, increased by $77,541 or approximately 9% compared to the corresponding quarter in 2022. Salaries and Benefits increased as a result of increased salaries driven by the current economies of the available workforce. Operating expenses increased primarily due to increases in marketing expenses, channel fees and shipping cost.

Operating profit decreased by $45,938 to an operating loss of $57,391 for the quarter ended September 30, 2023, as compared to an operating loss of $11,453 in the comparable quarter of the prior year. The decrease in net income for the three month period, of the comparable quarter of the prior year before income taxes was primarily attributable to the increases in marketing expenses, channel fees, shipping cost and increases in wages to meet market demand.

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

(b) Changes in Internal Controls Over Financial Reporting

As previously reported, our annual assessment of the internal controls over financial reporting as of June 30, 2023 revealed a deficiency that we consider to be a material weakness: inadequate segregation of duties consistent with control objectives.

During fiscal 2024, the Company will continue to address changes needed to improve segregation of duties consistent with control objectives. We have added staff to grow sales. We expect that increased sales will enable us to add support staff, specifically in the accounting and shipping departments. A secondary effect of adding more staff will address needed improvements in segregation of duties consistent with control objectives.

PART II. OTHER INFORMATION

ITEM 5. OTHER INFORMATION

(A) Submission of Matters to a Vote of Security Holders

We held our annual meeting of shareholders for fiscal 2024 on Tuesday, November 14, 2023, at 4:00 p.m. EST. The following matters were considered and approved by the shareholders:

The following seven directors were elected to hold office for one-year terms or until their successors are elected and qualified:

	Votes For	Votes Against or Withheld	Non-Votes	Total Votes
Regina W. Anderson	4,550,349	35,575	659,864	5,245,788
James B. Anderson	4,549,849	36,075	659,864	5,245,788
Justice W. Anderson	4,551,849	34,075	659,864	5,245,788
Steven McComas	4,552,016	35,575	659,864	5,247,455
Monica L McCullough	4,552,016	35,575	659,864	5,247,455
Fred W. Suggs, Jr.	4,552,016	35,575	659,864	5,247,455
Joseph R. Treshler	4,552,016	35,575	659,864	5,247,455

Pursuant to the following vote, the appointment of Ferlita, Walsh, Gonzalez and Rodriguez, P.A. as our independent certified public accountants for the 2024 fiscal year, was ratified:

Votes For	Votes Against	Votes Abstaining	Total Votes
5,213,980	10,000	23,475	5,247,455

ITEM 6. EXHIBITS

(A) EXHIBITS

//	10.1	Restated and Amended Executive Employment Agreement effective July1, 2023 between Justice W. Anderson, Procyon Corporation and AMERX Health Care Corporation.
//	10.2	Restated and Amended Executive Employment Agreement effective July1, 2023 between James B. Anderson, Procyon Corporation and AMERX Health Care Corporation.
//	10.3	Restated and Amended Executive Employment Agreement effective July1, 2023 between George O. Borak, Procyon Corporation and AMERX Health Care Corporation.
++	10.5	Business Line of Credit - Loan Agreement dated June 10, 2021
++	10.6	Business Line of Credit - Promissory Note dated June 10, 2021
**	10.7	Lease (164-166), effective January 15, 2021.
**	10.8	Lease (172), effective January 15, 2021.
	31.1	Certification of Justice W. Anderson pursuant to Exchange Act Rule 13a-14(a)/15d-14(a)
	31.2	Certification of James B. Anderson pursuant to Exchange Act Rule 13a-14(a)/15d-14(a)
	32.1	Certification Pursuant to 18 U.S.C.§1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002
	101.1*	The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in iXBRL (Inline Extensible Business Reporting Language): (I) the Condensed Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) the Notes to Condensed Consolidated Financial Statements
	104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)
	*	Furnished, not filed
	//	Incorporated by reference to the Company’s form 10-K filed on or about September 28, 2023.
	++	Incorporated by reference to the Company’s form 10-K filed on or about October 28, 2021.
	**	Incorporated by reference to the Company’s form 8-K filed on or about January 27, 2021.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

PROCYON CORPORATION
November 22, 2023	By:/s/ JUSTICE W. ANDERSON
Date	Justice W. Anderson, Chief Executive Officer