Form 10-Q
period 2023-12-31
PROCYON CORP
filed 2024-02-22
CIK 812306

UNITED STATES SECURITIES & EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For Quarterly Period Ended December 31, 2023

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common stock, no par value; 8,108,388 shares outstanding as of February 7, 2024.

PART I. - FINANCIAL INFORMATION

PROCYON CORPORATION & SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

 December 31, 2023, and June 30, 2023

	(unaudited)	(audited)
	December 31,	June 30,
	2023	2023
ASSETS

CURRENT ASSETS
Cash	$267,804	$451,306
Certificates of Deposit, plus accrued interest	570,944	562,472
Accounts Receivable, less allowance for doubtful accounts of $15,000 and $11,625 respectively	509,608	4 93,953
Inventories	530,863	431,405
Prepaid Expenses	227,994	298,469
TOTAL CURRENT ASSETS	2,107,213	2,237,605

PROPERTY AND EQUIPMENT, NET	301,314	281,023

OTHER ASSETS
Deposits	4,665	9,220
Inventories	286,611	330,513
Intangible Asset	17,000	17,000
ROU Assets - Operating Leases	433,449	527,170
Deferred Tax Asset, Net of Valuation Allowance of $176,532 and $0 respectively	15,512	161,180
	757,237	1,045,083

TOTAL ASSETS	$3,165,764	$3,563,711

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts Payable	$208,888	$175,057
Accrued Expenses	197,115	277,498
Short Term Lease Liabilities	177,083	173,565
TOTAL CURRENT LIABILITIES	583,086	626,120

LONG TERM LIABILITIES
Long Term Lease Liabilities	230,576	319,882
TOTAL LONG TERM LIABILITIES	230,576	319,882

TOTAL LIABILITIES	813,662	946,002

COMMITMENTS AND CONTINGENCIES (NOTE G)	-	-

STOCKHOLDERS' EQUITY
Preferred Stock, 496,000,000 shares authorized, none issued.	-	-
Series A Cumulative Convertible Preferred Stock, no par value; 4,000,000 shares authorized; 166,900 and 167,100 shares issued and outstanding, respectively.	126,660	126,860
Common Stock, no par value, 80,000,000 shares authorized; 8,108,388 and 8,087,388 shares issued and outstanding, respectively	4,450,166	4,444,766
Paid-in Capital	41,085	35,564
Accumulated Deficit	(2,265,809)	(1,989,481)
TOTAL STOCKHOLDERS' EQUITY	2,352,102	2,617,709

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,165,764	$3,563,711

The accompanying notes are an integral part of these financial statements.

PROCYON CORPORATION & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Three and Six Months Ended December 31, 2023 and 2022

	(unaudited)	(unaudited)	(unaudited)	(unaudited)
	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	Dec. 31, 2023	Dec. 31, 2022	Dec. 31, 2023	Dec. 31, 2022

NET SALES	$1,200,053	$1,183,937	$2,373,160	$2,359,640

COST OF SALES	263,324	293,455	524,029	588,359

GROSS PROFIT	936,729	890,482	1,849,131	1,771,281

OPERATING EXPENSES
Salaries and Benefits	502,478	447,633	980,504	915,790
Selling, General and Administrative	535,666	474,394	1,027,433	898,489
	1,038,144	922,027	2,007,937	1,814,279

INCOME/(LOSS) FROM OPERATIONS	(101,415)	(31,545)	(158,806)	(42,998)

OTHER INCOME
(Loss) on Disposal of Assets	(1,214)	-	(1,214)	-
Other Income / Gain on Extinguishment of Debt	618	-	618	-
Rental income	8,958	2,844	17,916	2,844
Interest Income	5,618	2,192	10,826	3,087
	13,980	5,036	28,146	5,931

INCOME/(LOSS) BEFORE INCOME TAXES	(87,435)	(26,509)	(130,660)	(37,067)

INCOME TAX (EXPENSE)/ BENEFIT	(155,038)	6,431	(145,668)	8,802

NET LOSS	(242,473)	(20,078)	(276,328)	(28,265)

Dividend requirements on preferred stock	(4,172)	(4,178)	(7,805)	(8,355)

Basic net loss available to common shares	$(246,645)	$(24,256)	$(284,133)	$(36,620)

Basic net loss per common share	$(0.03)	$(0.00)	$(0.04)	$(0.00)

Weighted average number of common shares outstanding	8,108,388	8,087,388	8,108,388	8,087,388

Diluted net loss per common share	$(0.03)	$(0.00)	$(0.04)	$(0.00)

Weighted average number of common shares outstanding, diluted	8,108,388	8,087,388	8,108,388	8,087,388

The accompanying notes are an integral part of these financial statements.

PROCYON CORPORATION & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

For the Six Months Ended December 31, 2023 and 2022

							Total
Six Months Ended December 31, 2023	Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equtiy
Balance, June 30, 2023	167,100	126,860	8,087,388	4,444,766	35,564	(1,989,481)	2,617,709

Stock Based Compensation	-	-	20,800	5,200	5,521	-	10,721

Preferred Stock Converted to Common	(200)	(200)	200	200	-	-	-

Net (Loss)	-	-				(33,855)	(33,855)

Balance, September 30, 2023	166,900	126,660	8,108,388	4,450,166	41,085	(2,023,336)	$2,594,575

Net (Loss)	-	-	-			(242,473)	(242,473)

Balance, December 31, 2023	166,900	126,660	8,108,388	4,450,166	41,085	(2,265,809)	2,352,102

							Total
Six Months Ended December 31, 2022	Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equtiy
Balance, June 30, 2022	167,100	$126,860	8,087,388	$4,444,766	$35,564	(1,939,236)	$2,667,954

Net Income	-	-	-	-	-	(8,187)	(8,187)

Balance, September 30, 2022	167,100	126,860	8,087,388	4,444,766	35,564	(1,947,423)	2,659,767

Net (Loss)	-	-	-	-	-	(20,078)	(20,078)

Balance, December 31, 2022	167,100	126,860	8,087,388	4,444,766	35,564	(1,967,501)	2,639,689

The accompanying notes are an integral part of these financial statements.

PROCYON CORPORATION & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

 For Six Months Ending December 31, 2023 and 2022

	(unaudited)	(unaudited)
	December 31,	December 31,
	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES

Net Income/(Loss)	$(276,328)	$(28,265)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	40,032	22,050
Decrease in Allowance for Doubtful Accounts	3,375	(814)
Right of Use Asset Amortization	93,721	89,998
Accrued Interest on Certificate of Deposit	(8,472)	(314)
Deferred Income Taxes	(30,864)	23,158
Valuation Allowance	176,532	(31,960)
(Gain)/Loss on Sale of Assets	1,214	-
Payments on Operating Lease Liability	(85,788)	(80,331)
Decrease (increase) in:
Accounts Receivable	(19,030)	(177,745)
Deposits	4,555	3,341
Inventory	(55,556)	89,471
Prepaid Expenses	70,475	118,077
Increase (decrease) in:
Accounts Payable	33,831	(46,695)
Accrued Interest Payable
Accrued Expenses	(69,662)	(111,854)
NET CASH (USED IN) OPERATING ACTIVITIES	(121,965)	(131,883)

CASH FLOW FROM INVESTING ACTIVITIES
Purchase of Property & Equipment	(61,537)	(23,761)
NET CASH RECEIEVED/(USED IN) INVESTING ACTIVITIES	(61,537)	(23,761)

CASH FLOW FROM FINANCING ACTIVITIES
Payments on Operating Lease Liability	-	-

NET CASH (USED IN) FINANCING ACTIVITIES	-	-

NET CHANGE IN CASH	(183,502)	(155,644)

CASH AT BEGINNING OF THE YEAR	451,306	760,396

CASH AT END OF THE YEAR	$267,804	$604,752

SUPPLEMENTAL DISCLOSURES
Interest Paid	$-	$-
Taxes Paid	$-	$-

NONCASH TRANSACTION DISCLOSURES

During the period ended December 31, 2023, 200 shares of Series A Cumlative Convertible Preferred stock converted in the amount of $200.

During the period ended December 31, 2023, $10,721 of accrued expenses were settled for issuances of equity.

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

On December 31, 2023, there were 65,000 outstanding options to purchase shares of our common stock granted under our prior 2009 Stock Option Plan. There were 50,000 outstanding options to purchase shares of our common stock granted under our 2020 Stock Option Plan.

The fair value of a stock option is determined using the Black-Scholes option-pricing model, which values options based on the stock price at the grant date, the expected life of the option, the estimated volatility of the stock, the expected dividend payments, and the risk-free interest rate over the life of the option. There were no options granted during the quarter ended December 31, 2023.

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

Additional information with respect to stock option activity is as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2021	115,000	$0.17
Granted	-	$-
Exercised	-	$-
Cancelled	-	$-
Outstanding at December 31, 2022	115,000	$0.17
Granted	25,432	$0.25
Exercised	-	$-
Cancelled	-	$-
Outstanding at December 31, 2023	140,432	$0.26
Options exercisable at December 31, 2022	115,000	$0.17
Options exercisable at December 31, 2023	140,432	$0.25

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

For the six months ended December 31, 2023, the potential dilutive effects of the preferred stock and stock options were excluded in the weighted-average shares outstanding, as the shares would have an anti-dilutive effect on the loss from operations.

For the six months ended December 31, 2022, the potential dilutive effects of the preferred stock and stock options were excluded in the weighted-average shares outstanding, as the shares would have an anti-dilutive effect on the loss from operations.

NOTE B - INVENTORIES

Inventories consisted of the following:	December 31, 2023	June 30, 2023

Finished Goods	$618,349	$576,548
Raw Materials	199,125	185,370
	$817,474	$761,918

At December 31, 2023 and June 30, 2023, respectively, $286,611 and $330,513 of our inventory was considered non-current as it will not be used within a one year period.

NOTE C - STOCKHOLDERS' EQUITY

During January 1995, the Company's Board of Directors authorized the issuance of up to 4,000,000 shares of Series A Cumulative Convertible Preferred Stock ("Series A Preferred Stock"). The preferred stockholders are entitled to receive, as and if declared by the board of directors, quarterly dividends at an annual rate of $.10 per share of Series A Preferred Stock per annum. Dividends will accrue without interest and will be cumulative from the date of issuance of the Series A Preferred Stock and will be payable quarterly in arrears in cash or publicly traded common stock when and if declared by the Board of Directors. As of December 31, 2023, no dividends have been declared. Dividends in arrears on the outstanding preferred shares total $445,741 as of December 31, 2023.

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

Share-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest. As share-based compensation expense recognized in the statement of operations is based on awards ultimately expected to vest, it can be reduced for estimated forfeitures. The ASC topic Stock Compensation requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The share based compensation charged against income for the periods ended December 31, 2023 and 2022 was $0 and $0 respectively.

The Black-Scholes option-pricing model, which values options based on the stock price at grant date, the expected life of the options, the estimated volatility of the stock and the risk free interest rate over the life of the option. The assumption used in the Black-Scholes model were as follows for the stock options granted in July 2023.

Stock Price at Date of Grant	$.248
Risk-free interest rate	3.97%
Expected volatility of common stock	90.37%
Dividend yield	0%
Expected life of options	10 years

NOTE D - INCOME TAXES AND AVAILABLE CARRYFORWARD

As of December 31, 2023, the Company had consolidated income tax net operating loss ("NOL") carryforwards for federal income tax purposes of approximately $863,000. NOL arising before December 31, 2020 will expire in various years ending through the year 2035 and for losses arising in taxable years beginning after December 31, 2020, the deduction is limited to 80% of taxable income and can be carried forward indefinitely. The utilization of certain loss carryforwards are limited under Section 382 of the Internal Revenue Code.

The components of the provision for income tax (expense) attributable to continuing operations are as follows:

	Six Months December 31, 2023	Six Months December 31, 2022
Current
Federal	$0	$0
State	0	0
	$0	$0
Deferred
Federal	$(120,695)	$7,293
State	(24,973)	1,509
	$(145,668)	$8,802

Total Income Tax Benefit / (Expense)	$(145,668)	$8,802

Deferred income taxes reflect the net tax effects of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:

Non-Current
Deferred tax assets
NOL and contribution carryforwards	$218,665
Share based payments	6,387
Lease liabilities - operating leases	103,321
Accrued compensated absences	9,985
Accrued bonus	3,346
Allowance for doubtful accounts	4,747
Total deferred tax assets	346,451

Deferred tax (liabilities)
Right-of-use-assets - operating leases	(109,858)
Excess of tax over book depreciation	(44,549)
Total deferred tax (liabilities)	(154,407)

Total deferred tax asset	192,044
Valuation Allowance	(176,532)
Net Deferred tax asset	$15,512

The change in the valuation allowance is as follows:

June 30, 2023	$-
December 31, 2023	$(176,532)
$(176,532)

Income taxes for the six months ended December 31, 2023 and 2022 differ from the amounts computed by applying the effective income tax rate of 25.35%, to income before income taxes as a result of the following:

	Six Months December 31, 2023	Six Months December 31, 2022
Expected (provision) at US statutory rate	$27,520	$7,784
State income tax net of federal (provision)	5,694	1,611
Nondeductible Expense	(2,611)	(593)
Change in estimates of loss carryforward	261	(31,960)
Change in valuation allowance	(176,532)	$31,960
Income Tax (Expense)	$(145,668)	$8,802

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

NOTE E - LINE OF CREDIT

A line of credit was procured in June 2021, with a new bank. The limit for this line of credit is $250,000. Terms of the Line of credit include an interest rate that fluctuates based on prime plus a half of point, with monthly interest only payments. The line of credit renews annually on June 30th. This line of credit renews annually until either party decides otherwise. At December 31, 2023, the Company owed $0 on the line of credit.

Interest expense for the year ended June 30, 2023 and the period ending December 31, 2023, was $0 and $0, respectively.

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

The following is information related to the Company’s right-of-use assets and liabilities for its operating leases:

ROU assets - operating leases obtained in exchange for lease liabilities - operating leases	$979,744
Amortization of ROU assets since lease inception	$(546,295)
ROU assets - operating leases at December 31, 2023	$433,449

Lease liabilities - operating leases on adoption date and increase in lease liabilities	$979,744
Payments on lease liabilities	(572,085)
Lease liabilities - operating leases on December 31, 2023	407,659
Lease liabilities - operating leases due in the 12 months ending December 31, 2024	177,083
Lease liabilities - operating leases due after December 31, 2024	$230,576

Variable lease expense was $50,567 and $50,020 for the three months ended December 31, 2023 and 2022, respectively.

Variable lease expense was $101,135 and $100,041 for the six months ended December 31, 2023 and 2022, respectively.

Weighted average remaining lease term was 2.23 years and weighted average discount rate was 3.29% at December 31, 2023.

Sublease to Third Party

The Company entered into a lease agreement with an unrelated party to sublease a portion of the warehouse space that it is leasing from its landlord, in November 2022. The contract conveys the right to control the use of the specified area of the warehouse for a period of time in exchange for consideration. Therefore, the sublease meets the definition of a lease pursuant to ASC 842. The Company classifies the sublease as an operating lease because it does not transfer ownership at the end of the lease term. The sublease is for a term of twelve months and it contains a renewal option of which the sublessee is not reasonably certain to exercise. The Company received sublease income of $8,958 and $17,916 during the three and six months ended December 31, 2023, respectively.

The following is the amount of sublease income the Company will receive over the next five years:

12 months ending December 31,
2024	$32,846
2025	-
2026	-
2027	-
2028	-
$32,846

NOTE H - SUBSEQUENT EVENTS

We have evaluated subsequent events through February 18, 2024, which is the date the financial statements were available to be issued.

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

Accounts Receivable Allowance

Accounts receivable allowance reflects a reserve that reduces our customer accounts and receivable to the net amount estimated to be collectible. The valuation of accounts receivable is based upon the credit-worthiness of customers and third-party payers as well as historical collection experience. Allowances for doubtful accounts are recorded as a selling, general and administrative expense for estimated amounts expected to be uncollectible from third-party payers and customers. The Company bases its estimates on its historical collection experience, current trends, credit policy and on the analysis of accounts by aging category. At December 31, 2023, and June 30, 2023, our allowance for doubtful accounts totaled $15,000 and $11,625, respectively.

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

Deferred Income Taxes

Deferred income taxes are recognized for the expected tax consequences in future years for differences between the tax bases of assets and liabilities and their financial reporting amounts, based upon enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. The Company accounts for income taxes under Topic 740 - Income Tax in the Accounting Standards Codification. A valuation allowance is used to reduce deferred tax assets to the net amount expected to be recovered in future periods. The estimates for deferred tax assets and the corresponding valuation allowance require us to exercise complex judgments. We periodically review and adjust those estimates based upon the most current information available. The Company had a valuation allowance of $176,532 as of December 31, 2023 and $0 as of June 30, 2023, respectively. Because the recoverability of deferred tax assets is directly dependent upon future operating results, actual recoverability of deferred tax assets may differ materially from our estimates.

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

FINANCIAL CONDITION

As of December 31, 2023 the Company's principal sources of liquid assets included cash of $267,804, inventories of $530,863, and net accounts receivable of $509,608. The Company also has $570,944 in Certificate of Deposits. The Company had net working capital of $1,524,127, and long-term lease of $230,576, at December 31, 2023.

During the six months ended December 31, 2023 cash decreased from $451,306 as of June 30, 2023, to $267,804. Operating activities used cash of $121,965 during the period. Investing activities used cash of $61,537 during the period.

The Company reflected a net non-current deferred tax asset of $15,512, at December 31, 2023. Because the recoverability of deferred tax assets is directly dependent upon future operating results, actual recoverability of deferred tax assets may differ materially from our estimates.

RESULTS OF OPERATIONS

Comparison of the three and six months ended December 31, 2023 and 2022.

Net sales during the quarter ended December 31, 2023, were $1,200,053 as compared to the previous year's quarter net sales of $1,183,937, an increase of $16,116, or approximately 1%. Net sales during the six months ended December 31, 2023, were $2,373,160 as compared to the previous year's period net sales of $2,359,640, an increase of $13,520, or approximately 1%.

Gross profit during the quarter ended December 31, 2023, was $936,729 as compared to $890,482 during the quarter ended December 31, 2022, an increase of $46,447 or 5%. As a percentage of net sales, gross profit was approximately 78% in the quarter ended December 31, 2023, and approximately 75% in the corresponding quarter in 2022. We believe the increase in Gross Profit comes from a shift in sales channels to more sales coming from our highest margin channel of retail sales. Gross profit during the six months ended December 31, 2023, was $1,849,131 as compared to $1,771,281 during the six months ended December 31, 2022, an increase of $77,850 or 9%. As a percentage of net sales, gross profit was approximately 78% in the six months ended December 31, 2023, and approximately 75% in the corresponding quarter in 2022. We believe the increase in Gross Profit comes from a shift in sales channels to more sales coming from our highest margin channel of retail sales.

Operating expenses during the quarter ended December 31, 2023 were $1,038,144, consisting of $502,478 in salaries and benefits and $535,666 in selling, general and administrative expenses. This compares to operating expenses during the quarter ended December 31, 2022 of $922,027, consisting of $447,633 in salaries and benefits; and $474,394 in selling, general and administrative expenses. Expenses for the quarter ended December 31, 2023, increased by $116,117 or approximately 13% compared to the corresponding quarter in 2022. Salaries and Benefits increased as a result of shifts in personnel needs, along with continued economic competitive pressures on salaries for current employees. Operating expenses increased as channel fees, depreciation and software cost rose. Operating expenses during the six months ended December 31, 2023 were $2,007,937, consisting of $980,504 in salaries and benefits and $1,027,433 in selling, general and administrative expenses. This compares to operating expenses during the six months ended December 31, 2022 of $1,814,279, consisting of $915,790 in salaries and benefits; and $898,489 in selling, general and administrative expenses. Expenses for the six months ended December 31, 2023, increased by $193,658 or approximately 21% compared to the corresponding period in 2022. Salaries and Benefits increased as a result of shifts in personnel needs, along with continued economic competitive pressures on salaries for current employees. Operating expenses increased as channel fees, depreciation and software cost rose.

Operating loss increased by $69,870 to an operating loss of $101,415 for the quarter ended December 31, 2023, as compared to an operating loss of $31,545 in the comparable quarter of the prior year. The increase in net loss for the three month period, of the comparable quarter of the prior year before income taxes was primarily attributable to the increases in operating expenses. Operating loss increased by $115,808 to an operating loss of $158,806 for the six months ended December 31, 2023, as compared to an operating loss of $42,998 in the comparable period of the prior year. The increase in net loss for the six month period, of the comparable period of the prior year before income taxes was primarily attributable to the increases in operating expenses.

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
	101.1*

The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2023, formatted in iXBRL (Inline Extensible Business Reporting Language): (I) the Condensed Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) the Notes to Condensed Consolidated Financial Statements

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

PROCYON CORPORATION
February 22, 2024	By:/s/ JUSTICE W. ANDERSON
Date	Justice W. Anderson, Chief Executive Officer