Form 10-Q
period 2024-03-31
PROCYON CORP
filed 2024-05-24
CIK 812306

UNITED STATES SECURITIES & EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For Quarterly Period Ended March 31, 2024

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission File Number: 0-17449

PROCYON CORPORATION

(Exact Name of Registrant as specified in its charter)

Colorado	59-3280822
(State of Incorporation)	(I.R.S. Employer Identification Number)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common stock, no par value; 8,108,388 shares outstanding as of May 7, 2024.

PART I. - FINANCIAL INFORMATION

PROCYON CORPORATION & SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

March 31, 2024 and June 30, 2023

	(unaudited)	(unaudited)
	March 31,	June 30,
	2024	2023
ASSETS

CURRENT ASSETS
Cash	$325,130	$451,306
Certificates of Deposit, plus accrued interest	576,522	562,472
Accounts Receivable, less allowance for expected credit losses of $15,000 and $11,625 respectively.	481,884	493,953
Inventories	535,493	431,405
Prepaid Expenses	373,033	298,469
TOTAL CURRENT ASSETS	2,292,062	2,237,605

PROPERTY AND EQUIPMENT, NET	281,134	281,023

OTHER ASSETS
Deposits	4,665	9,220
Inventories	265,694	330,513
Intangible Asset	17,000	17,000
ROU Assets - Operating Leases	386,064	527,170
Deferred Tax Assett, net of valuation allowance of $0	-	161,180
	673,423	1,045,083

TOTAL ASSETS	$3,246,619	$3,563,711

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts Payable	$208,435	$175,057
Accrued Expenses	403,213	277,498
Short Term Lease Liabilities	178,861	173,565

TOTAL CURRENT LIABILITIES	790,509	626,120

LONG TERM LIABILITIES
Lease Liability, Non-Current	185,379	319,882
Deferred Tax Liability , net of valuation allowance of 229,066.	21,417	-
TOTAL LONG TERM LIABILITIES	206,796	319,882

TOTAL LIABILITIES	997,305	946,002

COMMITMENTS AND CONTINGENCIES (NOTE I)

STOCKHOLDERS' EQUITY
Preferred Stock, 496,000,000 shares authorized, none issued.	-	-
Series A Cumulative Convertible Preferred Stock, no par value; 4,000,000 shares authorized; 166,900 and 167,100 shares issued and outstanding, respectively.	126,660	126,860
Common Stock, no par value, 80,000,000 shares authorized; 8,108,388 and 8,087,388 shares issued and outstanding , respectively outstanding.	4,450,166	4,444,766
Paid-in Capital	41,085	35,564
Accumulated Deficit	(2,368,597)	(1,989,481)
TOTAL STOCKHOLDERS' EQUITY	2,249,314	2,617,709

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,246,619	$3,563,711

The accompanying notes are an integral part of these financial statements.

PROCYON CORPORATION & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Three and Nine Months Ended March 31, 2024 and 2023

	(unaudited)	(unaudited)	(unaudited)	(unaudited)
	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	Mar. 31, 2024	Mar. 31, 2023	Mar. 31, 2024	Mar. 31, 2023

NET SALES	$1,198,539	$1,124,824	$3,571,699	$3,484,464

COST OF SALES	260,774	263,554	784,803	851,913

GROSS PROFIT	937,765	861,270	2,786,896	2,632,551

OPERATING EXPENSES
Salaries and Benefits	516,349	465,788	1,496,853	1,381,578
Selling, General and Administrative	503,208	446,712	1,530,641	1,345,201
	1,019,557	912,500	3,027,494	2,726,779

(LOSS) FROM OPERATIONS	(81,792)	(51,230)	(240,598)	(94,228)

OTHER INCOME (EXPENSE)
(Loss) on Disposal of Assets	-	-	(1,214)	-
Other Income	356	8,531	974	11,375
Rental Income	8,957	-	26,873	-
Interest Income / (Expense)	6,620	3,862	17,446	6,949

	15,933	12,393	44,079	18,324

(LOSS) BEFORE INCOME TAXES	(65,859)	(38,837)	(196,519)	(75,904)

INCOME TAX (EXPENSE) / BENEFIT	(36,929)	9,366	(182,597)	18,168

NET (LOSS)	(102,788)	(29,471)	(379,116)	(57,736)

Dividend requirements on preferred stock	(4,173)	(4,179)	(11,978)	(12,533)

Basic net (loss) available to common shares	$(106,961)	$(33,650)	$(391,094)	$(70,269)

Basic net (loss) per common share	$(0.01)	$(0.00)	$(0.05)	$(0.01)

Weighted average number of common shares outstanding	8,108,388	8,087,388	8,108,388	8,087,388

Diluted net (loss) per common share	(0.01)	0.00	(0.05)	(0.01)

Weighted average number of common shares outstanding, diluted	8,108,388	8,087,388	8,108,388	8,087,388

The accompanying notes are an integral part of these financial statements.

PROCYON CORPORATION & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

For the Nine Months Ended March 31, 2024 and 2023

							Total
Nine Months Ended March 31, 2024	Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equtiy
Balance, June 30, 2023	167,100	$126,860	8,087,388	$4,444,766	$35,564	(1,989,481)	$2,617,709

Stock Based Compensation	-	-	20,800	5,200	5,521	-	10,721

Preferred Stock Converted to Common	(200)	(200)	200	200	-	-	-

Net Income (Loss)	-	-	-	-	-	(33,855)	(33,855)

Balance, September 30, 2023	166,900	126,660	8,108,388	4,450,166	41,085	(2,023,336)	$2,594,575

Net Income (Loss)	-	-	-	-	-	(242,473)	(242,473)

Balance, December 31, 2023	166,900	$126,660	8,108,388	$4,450,166	$41,085	$(2,265,809)	$2,352,102

Net Income (Loss)	-	-	-	-	-	(102,788)	(102,788)

Balance, March 31, 2024	166,900	$126,660	8,108,388	$4,450,166	$41,085	$(2,368,597)	$2,249,314

							Total
Nine Months Ended March 31, 2023	Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equtiy
Balance, June 30, 2023	167,100	$126,860	8,087,388	$4,444,766	$35,564	(1,939,236)	$2,667,954

Net Income	-	-	-	-	-	(8,187)	(8,187)

Balance, September 30, 2023	167,100	126,860	8,087,388	4,444,766	35,564	(1,947,423)	$2,659,767

Net Income (Loss)	-	-	-	-	-	(20,078)	(20,078)

Balance, December 31, 2023	167,100	$126,860	8,087,388	$4,444,766	$35,564	$(1,967,501)	$2,639,689

Net Income (Loss)	-	-	-	-	-	(29,471)	(29,471)

Balance, March 31, 2023	167,100	$126,860	8,087,388	$4,444,766	$35,564	$(1,996,972)	$2,610,218

The accompanying notes are an integral part of these financial statements.

PROCYON CORPORATION & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ending March 31, 2024 and 2023

	(unaudited)	(unaudited)
	March 31,	March 31,
	2024	2023

CASH FLOWS FROM OPERATING ACTIVITIES

Net Income	$(379,116)	$(57,736)
Adjustments to reconcile net income to net cash provided by / (used in) operating activities:
Depreciation	60,960	33,484
Allowance for Doubtful Accounts	3,375	(1,944)
Right of Use Asset Amortization	141,106	135,487
Accrued Interest on Cetificate of Deposit	(14,050)	-
Deferred Income Taxes	(46,469)	13,792
Valuation Allowance	229,066	(31,960)
(Gain)/Loss on Sale of Assets	1,214	-
Payment on Operating Lease Liability	(129,205)	(120,987)
Decrease (increase) in:
Accounts Receivable	8,694	(103,823)
Deposits	4,555	3,341
Inventory	(39,269)	73,111
Prepaid Expenses	(74,564)	(80,181)
Increase (decrease) in:
Accounts Payable	33,378	30,005
Accrued Expenses	136,434	(25,829)
NET CASH (USED IN) OPERATING ACTIVITIES	(63,891)	(133,240)

CASH FLOW FROM INVESTING ACTIVITIES

Purchase of CD	-	(277,277)
Purchase of property & equipment	(62,285)	(26,089)
NET CASH (USED IN) INVESTING ACTIVITIES	(62,285)	(303,366)

CASH FLOW FROM FINANCING ACTIVITIES	-	-

NET CHANGE IN CASH	(126,176)	(436,606)

CASH AT BEGINNING OF PERIOD	451,306	760,396

CASH AT END OF PERIOD	$325,130	$323,790

SUPPLEMENTAL DISCLOSURES

Interest Paid	$-	$-
Taxes Paid	$-	$-

NONCASH DISCLOSURE

During the period ended December 31, 2023, 200 shares of Series A Cumlative Convertible Preferred stock converted in the amount of $200.

During the period ended December 31, 2023, $10,721 of accrued expenses were settled for issuance of equity.

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

On March 31, 2024, there were 65,000 outstanding options to purchase shares of our common stock granted under our prior 2009 Stock Option Plan. There were 50,000 outstanding options to purchase shares of our common stock granted under our 2020 Stock Option Plan.

The fair value of a stock option is determined using the Black-Scholes option-pricing model, which values options based on the stock price at the grant date, the expected life of the option, the estimated volatility of the stock, the expected dividend payments, and the risk-free interest rate over the life of the option. There were no options granted during the quarter ended March 31, 2024.

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

Additional information with respect to stock option activity is as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at March 31, 2022	115,000	$0.26
Granted	-	$-
Exercised	-	$-
Cancelled	-	$-
Outstanding at March 31, 2023	115,000	$0.26
Granted	25,432	$0.25
Exercised	-	$-
Cancelled	-	$-
Outstanding at March 31, 2024	140,432	$0.26
Options exercisable at March 31, 2023	115,000	$0.26
Options exercisable at March 31, 2024	140,432	$0.26

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

For the nine months ended March 31, 2024, the potential dilutive effects of the preferred stock and stock options were excluded in the weighted-average shares outstanding, as the shares would have an anti-dilutive effect on the loss from operations.

For the nine months ended March 31, 2023, the potential dilutive effects of the preferred stock and stock options were excluded in the weighted-average shares outstanding, as the shares would have an anti-dilutive effect on the loss from operations.

NOTE B - INVENTORIES

Inventories consisted of the following:	March 31, 2024	June 30, 2023

Finished Goods	$618,349	$576,548
Raw Materials	182,838	185,370
	$801,187	$761,918

At March 31, 2024 and June 30, 2023, respectively, $265,694 and $330,513 of our inventory was considered non-current as it will not be used within a one year period.

NOTE C - STOCKHOLDERS' EQUITY

During January 1995, the Company's Board of Directors authorized the issuance of up to 4,000,000 shares of Series A Cumulative Convertible Preferred Stock ("Series A Preferred Stock"). The preferred stockholders are entitled to receive, as and if declared by the board of directors, quarterly dividends at an annual rate of $.10 per share of Series A Preferred Stock per annum. Dividends will accrue without interest and will be cumulative from the date of issuance of the Series A Preferred Stock and will be payable quarterly in arrears in cash or publicly traded common stock when and if declared by the Board of Directors. As of March 31, 2024, no dividends have been declared. Dividends in arrears on the outstanding preferred shares total $449,914 as of March 31, 2024.

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

Share-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest. As share-based compensation expense recognized in the statement of operations is based on awards ultimately expected to vest, it can be reduced for estimated forfeitures. The ASC topic Stock Compensation requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The share based compensation charged against income for the periods ended March 31, 2024 and 2023 was $0 and $0 respectively.

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

NOTE D - INCOME TAXES AND AVAILABLE CARRYFORWARD

As of March 31, 2024, the Company had consolidated income tax net operating loss ("NOL") carryforwards for federal income tax purposes of approximately $904,000. NOL arising before December 31, 2020 will expire in various years ending through the year 2035 and for losses arising in taxable years beginning after December 31, 2020, the deduction is limited to 80% of taxable income and can be carried forward indefinitely. The utilization of certain loss carryforwards are limited under Section 382 of the Internal Revenue Code.

The components of the provision for income tax (expense) attributable to continuing operations are as follows:

	Nine Months March 31, 2024	Nine Months March 31, 2023
Current
Federal	$0	$0
State	0	0
	$0	$0
Deferred
Federal	$(151,294)	$15,053
State	(31,303)	3,115
	$(182,597)	$18,168

Total Income Tax Benefit / (Expense)	$(182,597)	$18,168

Deferred income taxes reflect the net tax effects of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:

Non-Current
Deferred tax assets
NOL and contribution carryforwards	$229,019
Share based payments	6,387
Lease liabilities - operating leases	92,317
Accrued compensated absences	11,186
Accrued bonus	4,070
Allowance for expected credit losses and sales returns	5,336
Total deferred tax assets	348,315

Deferred tax (liabilities)
Right-of-use-assets - operating leases	(97,848)
Excess of tax over book depreciation	(42,818)
Total deferred tax (liabilities)	(140,666)

Total deferred tax (liabilities)	207,649
Valuation Allowance	(229,066)
Net Deferred tax (liabilities)	$(21,417)

The change in the valuation allowance is as follows:

June 30, 2023	$-
March 31, 2024	$(229,066)
$(229,066)

Income taxes for the nine months ended March 31, 2024 and 2023 differ from the amounts computed by applying the effective income tax rate of 25.35%, to income before income taxes as a result of the following:

	Nine Months March 31, 2024	Nine Months March 31, 2023
Expected (provision) at US statutory rate	$41,269	$15,987
State income tax net of federal (provision)	8,539	3,308
Nondeductible Expense	(3,599)	(1,127)
Change in estimates of loss carryforward	260	(31,960)
Change in valuation allowance	(229,066)	$31,960
Income Tax (Expense)	$(182,597)	$18,168

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

NOTE E - LINE OF CREDIT

A line of credit was procured in June 2021. The limit for this line of credit is $250,000. Terms of the Line of credit include an interest rate that fluctuates based on prime plus a half of point, with monthly interest only payments. The line of credit renews annually on June 30th. This line of credit renews annually until either party decides otherwise. At March 31, 2024, the Company owed $0 on the line of credit.

Interest expense for the year ended June 30, 2023 and the period ending March 31, 2024, was $0 and $0, respectively.

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

The following is information related to the Company’s right-of-use assets and liabilities for its operating leases:

ROU assets - operating leases obtained in exchange for lease liabilities - operating leases	$979,744
Amortization of ROU assets since lease inception	$(593,680)
ROU assets - operating leases at March 31, 2024	$386,064

Lease liabilities - operating leases on adoption date and increase in lease liabilities	$979,744
Payments on lease liabilities	(615,504)
Lease liabilities - operating leases on March 31, 2024	364,240
Lease liabilities - operating leases due in the 12 months ending March 31, 2024	178,861
Lease liabilities - operating leases due after March 31, 2024	$185,379

Variable lease expense was $50,567 and $50,020 for the three months ended March 31, 2024 and 2023, respectively.

Variable lease expense was $151,702 and $150,061 for the nine months ended March 31, 2024 and 2023, respectively.

Weighted average remaining lease term was 1.99 years and weighted average discount rate was 3.28% at March 31, 2024.

Sublease to Third Party

The Company entered into a lease agreement with an unrelated party to sublease a portion of the warehouse space that it is leasing from its landlord, in November 2022. The contract conveys the right to control the use of the specified area of the warehouse for a period of time in exchange for consideration. Therefore, the sublease meets the definition of a lease pursuant to ASC 842. The Company classifies the sublease as an operating lease because it does not transfer ownership at the end of the lease term. The sublease is for a term of twelve months and it contains a renewal option, which was exercised for another year. The Company received sublease income of $9,385 and $27,301 during the three and nine months ended March 31, 2024, respectively.

The following is the amount of sublease income the Company will receive over the next five years:

12 months ending March 31,
2024	$23,888
2025	-
2026	-
2027	-
2028	-
$23,888

NOTE H - SUBSEQUENT EVENTS

We have evaluated subsequent events through May 21, 2024, which is the date the financial statements were available to be issued.

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

Recent Developments

In fiscal 2024 to date, management has expanded on the services and options the Company provides for its customers. Amerx expanded our collagen line with the introduction of a individual size Collagen Gel tube and two new Wound Recovery Kit options for our professional market.

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

Accounts Receivable Allowance

Accounts receivable allowance reflects a reserve that reduces our customer accounts and receivable to the net amount estimated to be collectible. The valuation of accounts receivable is based upon the credit-worthiness of customers and third-party payers as well as historical collection experience. Allowances for expected credit losses are recorded as a selling, general and administrative expense for estimated amounts expected to be uncollectible from third-party payers and customers. The Company bases its estimates on its historical collection experience, current trends, credit policy and on the analysis of accounts by aging category. At March 31, 2024, and June 30, 2023, our allowance for expected credit losses totaled $15,000 and $11,625, respectively.

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

Deferred Income Taxes

Deferred income taxes are recognized for the expected tax consequences in future years for differences between the tax bases of assets and liabilities and their financial reporting amounts, based upon enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. The Company accounts for income taxes under Topic 740 - Income Tax in the Accounting Standards Codification. A valuation allowance is used to reduce deferred tax assets to the net amount expected to be recovered in future periods. The estimates for deferred tax assets and the corresponding valuation allowance require us to exercise complex judgments. We periodically review and adjust those estimates based upon the most current information available. The Company had a valuation allowance of $229,066 as of March 31, 2024 and $0 as of June 30, 2023, respectively. Because the recoverability of deferred tax assets is directly dependent upon future operating results, actual recoverability of deferred tax assets may differ materially from our estimates.

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

FINANCIAL CONDITION

As of March 31, 2024 the Company's principal sources of liquid assets included cash of $325,130, inventories of $535,493, and net accounts receivable of $481,884. The Company also has $576,522 in Certificate of Deposits. The Company had net working capital of $1,501,553, and long-term lease of $185,379, at March 31, 2024.

During the nine months ended March 31, 2024 cash decreased from $451,306 as of June 30, 2023, to $325,130. Operating activities used cash of $63,891 during the period. Investing activities used cash of $62,285 during the period.

The Company reflected a net non-current deferred tax liabilities of $21,417, at March 31, 2024. Because the recoverability of deferred tax assets is directly dependent upon future operating results, actual recoverability of deferred tax assets may differ materially from our estimates.

RESULTS OF OPERATIONS

Comparison of the three and nine months ended March 31, 2024 and 2023.

Net sales during the quarter ended March 31, 2024, were $1,198,539 as compared to the previous year's quarter net sales of $1,124,824, an increase of $73,715, or approximately 7%. Net sales during the nine months ended March 31, 2024, were $3,571,699 as compared to the previous year's period net sales of $3,484,464, an increase of $87,235, or approximately 3%.

Gross profit during the quarter ended March 31, 2024, was $937,765 as compared to $861,270 during the quarter ended March 31, 2023, an increase of $76,495 or 9%. As a percentage of net sales, gross profit was approximately 78% in the quarter ended March 31, 2024, and approximately 77% in the corresponding quarter in 2023. We believe the increase in Gross Profit comes from a shift in sales channels to more sales coming from our highest margin channels of physician and retail sales. Gross profit during the nine months ended March 31, 2024, was $2,786,896 as compared to $2,632,551 during the nine months ended March 31, 2023, an increase of $154,345 or 6%. As a percentage of net sales, gross profit was approximately 78% in the nine months ended March 31, 2024, and approximately 76% in the corresponding period in 2023. We believe the increase in Gross Profit comes from a shift in sales channels to more sales coming from our highest margin channels of physician and retail sales.

Operating expenses during the quarter ended March 31, 2024 were $1,019,557, consisting of $516,349 in salaries and benefits and $503,208 in selling, general and administrative expenses. This compares to operating expenses during the quarter ended March 31, 2023 of $912,500, consisting of $465,788 in salaries and benefits; and $446,712 in selling, general and administrative expenses. Expenses for the quarter ended March 31, 2024, increased by $107,057 or approximately 12% compared to the corresponding quarter in 2023. Salaries and Benefits increased as a result of increased sales personnel, along with continued economic competitive pressures on salaries for good current employees. Operating expenses increased as channel fees, depreciation and sales personnel cost rose. Operating expenses during the nine months ended March 31, 2024 were $3,027,494, consisting of $1,496,853 in salaries and benefits and $1,530,641 in selling, general and administrative expenses. This compares to operating expenses during the nine months ended March 31, 2023 of $2,726,779, consisting of $1,381,578 in salaries and benefits; and $1,345,201 in selling, general and administrative expenses. Expenses for the nine months ended March 31, 2024, increased by $300,715 or approximately 11% compared to the corresponding period in 2023. Salaries and Benefits increased as a result of addition of sales personnel, along with continued economic competitive pressures on salaries for current employees. Operating expenses increased as channel marketing and fees, depreciation and delivery fees rose.

Operating loss increased by $30,562 to an operating loss of $81,792 for the quarter ended March 31, 2024, as compared to an operating loss of $51,230 in the comparable quarter of the prior year. The increase in net loss for the three month period, of the comparable quarter of the prior year before income taxes was primarily attributable to the increases in operating expenses. Operating loss increased by $146,370 to an operating loss of $240,598 for the nine months ended March 31, 2024 as compared to an operating loss of $94,228 in the comparable period of the prior year. The increase in net loss for the nine month period, of the comparable period of the prior year before income taxes was primarily attributable to the increases in operating expenses.

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

PART II. OTHER INFORMATION

ITEM 5. OTHER INFORMATION

(c) Trading Plans	During the quarter ended March 31, 2024, no director or officer adopted or terminated:
(i)	Any contract, instruction or written plan for the purchase or sale of securities of the Company intended to satisfy the affirmative defense conditions of Rule 10b5-1(c); and;
(Ii)	Any “non-Rule 10b5-1 trading arrangement” as defined in paragraph (c) of item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

(A) EXHIBITS

//	10.1	Restated and Amended Executive Employment Agreement effective July 1, 2023 between Justice W. Anderson, Procyon Corporation and AMERX Health Care Corporation.
//	10.2	Restated and Amended Executive Employment Agreement effective July 1, 2023 between James B. Anderson, Procyon Corporation and AMERX Health Care Corporation.
//	10.3	Restated and Amended Executive Employment Agreement effective July 1, 2023 between George O. Borak, Procyon Corporation and AMERX Health Care Corporation.
++	10.5	Business Line of Credit - Loan Agreement dated June 10, 2021
++	10.6	Business Line of Credit - Promissory Note dated June 10, 2021
**	10.7	Lease (164-166), effective January 15, 2021.
**	10.8	Lease (172), effective January 15, 2021.
	31.1	Certification of Justice W. Anderson pursuant to Exchange Act Rule 13a-14(a)/15d-14(a)
	31.2	Certification of James B. Anderson pursuant to Exchange Act Rule 13a-14(a)/15d-14(a)
	32.1	Certification Pursuant to 18 U.S.C.§1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002
	101.1*

The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted in iXBRL (Inline Extensible Business Reporting Language): (I) the Condensed Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) the Notes to Condensed Consolidated Financial Statements

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

PROCYON CORPORATION
May 24, 2024	By:/s/ JUSTICE W. ANDERSON
Date	Justice W. Anderson, Chief Executive Officer