Form 10-K
period 2024-06-30
PROCYON CORP
filed 2024-10-25
CIK 812306

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2024

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

The aggregate market value of the 3,916,652 shares of Common Stock held by non-affiliates was $1,018,330 on September 24, 2024, the date of the last sale of common stock, based on the average bid and asked price of $.26 on such date.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

As of September 28, 2024, there were 8,120,388 shares of the issuers Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

None.

INDEX

	Title	Page

ITEM 1.	BUSINESS	3

ITEM 2.	PROPERTIES	8

ITEM 3.	LEGAL PROCEEDINGS	8

ITEM 5.	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER	8
	MATTERS AND PURCHASES OF EQUITY SECURITIES

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	10

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	15

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	15

ITEM 9A.	CONTROLS AND PROCEDURES	15

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE	17

ITEM 11.	EXECUTIVE COMPENSATION	20

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS, MANAGEMENT AND RELATED STOCKHOLDER MATTERS	24

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE	13

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES	26

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES	26

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

Procyon, a Colorado corporation, was incorporated on March 19, 1987, and was deemed a development stage company until May 1996, when we acquired Amerx, a corporation based in Oldsmar, Florida, which was wholly owned by John C. Anderson, our deceased Chief Executive Officer. AMERX® develops and markets proprietary medical products used in the treatment of pressure ulcers, stasis ulcers, wounds, dermatitis, inflammation and other skin problems. Historically, AMERX's products are sold through distributors to healthcare institutions including hospitals, wound care clinics, nursing homes and home health care agencies and to retailers including national and regional chain stores and pharmacies and to healthcare practitioners who treat wounds. Sirius no longer has any material operations.

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

In fiscal 2015, AMERX expanded its product brands by introducing HELIX3 Bioactive Collagen. HELIX3 is available in Collagen Powder (HELIX3 CP) and Collagen Matrix (HELIX3 CM); developed to address market segments previously unavailable to AMERX. In 2022, HELIX3 Collagen Gel was added to expand this line of products.

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

In fiscal 2022, AMERX expanded its product line with the introduction of Advantagen, a surgical collagen powder that promotes wound closure and decreases the potential for surgical site infection. AMERX also introduced AMERX Rolled Gauze Wound Care Kits. These kits provide alternative dressing options for patients when traditional bandage applications are problematic. AMERX also updated its AMERX Dressing product line, including Calcium Alginate, Foam and Gauze Dressings used in the treatment of wounds. AMERX also added Retention tape to this product line furthering the Companies breadth of wound care product.

In fiscal 2023, AMERX expanded it product line with the introduction of Helix Collagen Gel. Helix Collagen Gel addresses wounds that are dry to moderate in drainage.

AMERX wound care products sold under the brand names AMERIGEL, HELIX3, AMERX and EXTREMIT-EASE, have received approval for Medicare reimbursement, assigned by the Pricing, Data Analysis and Coding contractor for Medicare and Medicaid ("PDAC"). We believe this reimbursement code is beneficial to AMERX's business, allowing customers on Medicare to seek coverage for use of these products. AMERX will continue to evaluate product line expansion in fiscal 2025.

AMERX spent approximately $30,100 towards research and development efforts over the past fiscal year. These efforts were directed towards new product offerings.

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

In fiscal 2024, AMERX generated all of our net sales of approximately $4,984,000.

Significant Customer(s)

During the year ended June 30, 2024 sales from one customer accounted for approximately more than 10% of AMERX’s sales. In fiscal 2023 one customer accounted for more than 10% of AMERX’s sales.

Manufacturing

During fiscal 2024, the majority of manufacturing of AMERX's products was completed by non-affiliated manufacturing facilities. AMERX has written contracts with its manufacturers (and there are no minimum purchase requirements). The agreements / arrangements made with multiple manufacturers reduces the potential risk associated with relying on a single manufacturer. AMERX believes there are additional companies that could manufacture AMERX products according to specifications, if necessary.

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

Proprietary Rights

The United States Patent and Trademark Office registered the Company's AMERIGEL trademark in January 1999. OAKIN, the principal proprietary ingredient used in AMERIGEL products, became a registered trademark in 2007. In fiscal 2016, AMERX received registered trademarks for the OAKIN logo, HELIX3, HELIX3 CM, HELIX3 CP and the HELIX3 logo. In fiscal 2017, AMERX received registered trademark approval for the EXTREMIT-EASE Compression Garment name, logo and mark "WHERE COMPRESSION MEETS COMPLIANCE". All registered trademarks have been periodically renewed, when required, and are currently in effect. In 2017 AMERX Health Care filed a patent application related to our EXTREMIT-EASE compression product. This patent was approved in June 2022. In fiscal 2023, AMERX received registered trademark approval for the ADVANTAGEN logo. AMERX relies on a combination of trademarks, patents, trade secret protection and confidentiality agreements to establish and protect its proprietary rights.

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

Order Placement and Backlog

There were back orders of $4,483 as of June 30, 2024 and $0 as of June 30, 2023, respectively.

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

We believe that, as of June 30, 2024, we are in compliance with all applicable laws and regulations relating to our operations in all material respects. Compliance with the various provisions of national, state and local laws and regulations has had a material adverse effect upon the capital expenditures, earnings, financial position, liquidity and competitive position of the Company. We have incurred and will continue to incur costs in order to remain compliant with applicable securities laws and regulations of the U.S. Securities and Exchange Commission (“SEC”) and the FDA.

Employees

As of September 1, 2024, the Company and its subsidiary employ a total of 19 full time employees and 1 part time employee, consisting of 10 management employees, 3 sales-related employees and 7 administrative employees. One employee works under Procyon and nineteen employees work under the AMERX subsidiary.

ITEM 1C. CYBERSECURITY

Cybersecurity threats and cybersecurity incidents could adversely affect our business and disrupt our operations. Cybersecurity incidents include an intentional attack or unintentional event allowing unauthorized access to systems impacting the confidentiality, integrity and/or availability of our information sources. Cybersecurity threats are any potential unauthorized occurrence on or conducted through our information systems that may result in adverse effects on the confidentiality, integrity, or availability of our information systems or the information therein.

To date, Cybersecurity threats have not had a material impact nor, are they anticipated to significantly affect the Company, including our business strategy, results of operations or financial condition.

We rely extensively on information technology (IT) services to conduct our business. We also rely on networks and services, including internet sites, cloud and software solutions, data hosting and processing facilities and tools and other hardware, software and technical applications and platforms to assist in conducting our business.

Procyon Corporation has processes in place for identifying, assessing and managing material risks from potential unauthorized access to electronic information held by the Company for business and/or commercial purposes. We have safeguards in place to protect the confidentiality of information residing on the systems that include controls, mechanisms and technologies designed to prevent, detect and/or mitigate data theft or misuse. The data includes proprietary information that we routinely collect, process, store and transmit while conducting business with our customers. We contract third party consultants to assist providing security hardware and software, as well as providing reporting and recommendations to strengthen our systems.

As part of our risk management process, cybersecurity risks and mitigations are evaluated by senior leadership and presented to the Board of Directors.

As methods of cybersecurity attacks are varied and constantly evolving, we regularly review and update systems, processes and procedures to safeguard against potential threats. However, there is no guarantee that the measures we undertake will be adequate to safeguard against all threats presented; and we may be unable to anticipate these techniques or implement adequate preventative measures. These attacks are also reviewed by our third party consultants.

Regulatory requirements related to data privacy and cybersecurity are also changing, presenting new and increasingly rigorous requirements that may be applicable to our business. Implementation of and maintaining compliance with the evolving changes requires significant effort and cost for a company of our size which may limit our ability to comply and our cyber insurance coverage may not be adequate for liabilities or costs actually incurred.

The Company has current insurance coverage for Cybersecurity attacks. This coverage however, may not cover be enough to cover substantial attacks, if they occur. We also cannot be certain that insurance will be available to us with reasonable terms or that any insurer will not deny coverage of a future claim. These risks could substantially increase our operating costs, expose us to fraud or theft, subject us to potential liability and disrupt our business.

Acceptance of current payment options also subjects us to rules, regulations, contractual obligations and compliance requirements which may change over time or be reinterpreted, making compliance even more difficult, costly or uncertain. We cannot guarantee that our financial results will not be negatively impacted by complying with these requirements.

We will continue to mitigate risks by employing physical, administrative and technical measures including employee training, logical access controls, monitoring and testing, and maintenance of protective systems and contingency plans but remain potentially vulnerable to additional known or unknown cybersecurity threats and cannot be assured that the impact from such threats will not be material.

Management is in the process of starting an outside third party audit of our systems, to review if there are any improvements needed from either a security aspect or personnel training to safeguard against the internal human factor that can unintentionally cause harm. Management will report on these findings in the future.

ITEM 2.         PROPERTIES

We currently maintain our corporate office, and those of AMERX and Sirius, at 164 Douglas Road East, Suite 164, Oldsmar, Florida 34677. Our office consists of approximately 18,000 square feet of space. We have entered into a five year lease which commenced in January 2021.

On January 13, 2021 the Company entered into a lease agreement to lease 18,000 square feet of warehouse space in Oldsmar, FL. The lease is is for a five year term starting May 1, 2021 and ending April 30, 2026. The lease payment begins at $14,165 per month and will increase annually based on the Consumer Price Index, and will be no less then 2% or exceed 5% per year.

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

As of September 23, 2024, there were approximately 107 record holders of the Company’s Common Stock.

Holders of Common Stock are entitled to receive such dividends if declared by the Company’s Board of Directors. We have not declared any dividends on our Common Stock and have no current plans to declare a dividend in the immediate future.

Holders of the Series A Cumulative Convertible Preferred Stock (the “Preferred Stock”) are entitled to receive, if declared by the Board of Directors, quarterly dividends at an annual rate of $.10 per share. Dividends accrue without interest, from the date of issuance, and are payable in arrears in cash or common stock, when and if declared by the Board of Directors. No dividends had been declared or paid at June 30, 2024, and dividends, if ever declared, in arrears at such date total $421,736.

Holders of the Preferred Stock have the right to convert their shares of Preferred Stock into an equal number of shares of Common Stock of the Company. In addition, every holder of preferred stock is entitled to that number of votes equal to the number of shares of common stock into which the preferred stock is convertible. Such preferred shares will automatically convert into one share of Common Stock at the close of a public offering of Common Stock by the Company provided the Company receives gross proceeds of at least $1,000,000, and the initial offering price of the Common Stock sold in such offering is equal to or in excess of $1 per share. No shares were converted during fiscal 2023. Three shareholders converted their stock in fiscal 2024. So long as any shares of Series A Preferred Stock are outstanding, the Company is prohibited from declaring dividends or other distributions related to its Common Stock or purchasing, redeeming or otherwise acquiring any of the Common Stock.

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

Equity Compensation Plan Information

The following table contains information regarding Procyon’s equity compensation plans as of June 30, 2024. The Company maintained the Procyon Corporation 2009 Stock Option Plan (the "2009 Option Plan"), which expired by its terms on December 8, 2019. In November 2020, our shareholders approved the Procyon Corporation 2020 Stock Option and Incentive Plan (the “2020 Option Plan”).

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders:

2009 Option Plan	65,000.17		435,000 shares of Common Stock for Non-Qualified Stock Options (250,000 of which have been issued) and Stock Appreciation Rights and 500,000 shares of Common Stock for Incentive Stock Options.

2020 Option Plan	75,432.29		1,911,720 shares of Common Stock for Stock Options, Restricted Stock or Restricted Stock Units and Other Stock-Based Awards.

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

Effective June 30, 2024, the Company awarded 12,848 Options to purchase Common Shares to Fred Suggs, Jr. The Company also issued 20,800 Restricted Common shares to Joseph Treshler, Monica McCullough and Steven McComas. These respective Options and Restricted shares were issued for services provided in the 2024 fiscal year pursuant to the Company’s Compensation Plan for Outside Directors and our 2020 Stock Option Plan. The Options and Restricted Shares were issued or granted on July 31, 2024.

Effective June 30, 2023, the Company awarded 25,432 Options to purchase Common Shares to Fred Suggs, Jr. The Company also issued 20,800 Restricted Common shares to Joseph Treshler, Monica McCullough and Steven McComas. These respective Options and Restricted shares were issued for services provided in the 2023 fiscal year pursuant to the Company’s Compensation Plan for Outside Directors and our 2020 Stock Option Plan. The Options and Restricted Shares were issued or granted on July 31, 2023.

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

-we could become subject to new unanticipated governmental regulations or fail to comply with regulations applicable to our products, which could materially and adversely affect our business, financial position and results of operations; and

-legislative or regulatory programs that may influence prices of medical devices could have a material adverse effect on our business;

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

-we may experience an increase in the number and magnitude of delinquent or uncollectible customer accounts during periods of economic downturn.

-	We may be impacted by pandemics or other serious health conditions that could adversely affect our financial conditon and results of operations.
-	Security breaches and other disruptions could compromise our information and expose us to liability, which would cause our business and reputation to suffer.
-

We or the third parties upon whom we depend may be adversely affected by natural disasters and our business continuity and disaster recovery plans may not adequately protect us from a serious disaster.

-Our cost to manufacture our products could be adversly affected by rising inflation and the increase in interest rates.

-Our business may be adversely impacted by disruptions caused by tropical storms.

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

Deferred Income Taxes

Deferred income taxes are recognized for the expected tax consequences in future years for differences between the tax bases of assets and liabilities and their financial reporting amounts, based upon exacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. The Company accounts for income taxes under Topic 740 - Income Tax in the Accounting Standards Codification. A valuation allowance is used to reduce deferred tax assets to the net amount expected to be recovered in future periods. The estimates for deferred tax assets and the corresponding valuation allowance require us to exercise complex judgments. We periodically review and adjust those estimates based upon the most current information available. Valuation allowances for periods ending June 30, 2023 and June 30, 2024, were $0 and $209,003 respectively.

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

Future Expectations

AMERX expects to further penetrate the health care market through its participation in industry trade shows, advertisements in trade journals, development of additional distributor relationships and by opening new geographical territories (including international markets). AMERX management is trying new methods of marketing to support its multiple product lines, with multiple channels. AMERX management seeks to develop new markets as the AMERIGEL, HELIX3, AMERX and EXTREMIT-EASE product lines gain broader acceptance. AMERX management continues to seek for new products to develop in fiscal 2025.

Impact of COVID-19 on Our Business

The Company has not identified any issues in fiscal year 2024, that could be directly associated with the COVID-19 pandemic.

Results of Operations

Comparison of Fiscal 2024 and 2023.

During fiscal 2024 and 2023, our results of operations related solely to the operations of AMERX. Net sales during fiscal 2024 were approximately $4,984,000 as compared to approximately $4,687,000 in fiscal 2023, an increase of approximately $297,000 or 6%. The increase in sales was a result of expanding new markets offset by reductions and purchasing trends in traditional markets. AMERX believes the new market expansion will continue in fiscal 2025 with further plans to expand our traditional market channels.

Cost of sales were approximately $1,093,000 in fiscal 2024, as compared to approximately $1,117,000 in fiscal 2023, a decrease of approximately $24,000 or 2%. Cost of sales in fiscal 2024, as a percentage of net sales, was 22%, from 24% in the previous fiscal year ending 2023.

Gross profit increased to approximately $3,891,000 during fiscal 2023, as compared to approximately $3,570,000 during fiscal 2023, an increase of about $321,000, or 9%. As a percentage of net sales, gross profit was approximately 78% in fiscal 2024 and 76% in fiscal 2023.

Operating expenses during fiscal 2024 were approximately $4,123,000, consisting of approximately $2,085,000 in salaries and benefits and $2,038,000 in selling, general and administrative expenses. Operating expenses in fiscal 2023 were approximately $3,667,000 and consisted of approximately $1,860,000 in salaries and benefits and approximately $1,807,000 in selling, general and administrative expenses. This represents an increase in expenses of approximately $456,000 in fiscal 2024 over the operating expenses in fiscal 2023. As a percentage of net sales, operating expenses during fiscal 2024 were 83% as compared to 78% during fiscal 2023; as gross profit increased approximately $321,000 for the year on an approximately $456,000 increase in operating expenses. Salaries and Benefits increased when compared to previous year with fluctuations in personnel . Selling, General and Administrative expenses increased primarily due to increases in marketing efforts, expenses related to selling our products on the internet, and shipping expenses.

Losses from operations finished at approximately $232,000 in 2024, as compared to losses of approximately $97,000 in fiscal 2023. Losses before income taxes finished at approximately $171,000 in 2024, as compared to losses of approximately $65,000 in 2023. Net loss (after dividend requirements for Preferred Shares) was approximately $67,000 during fiscal 2023, compared to approximately $313,000 of net loss during fiscal 2024. The Company recorded approximately $170,000 of income tax expense when determining the net loss available to common shares in fiscal 2024, compared to $15,000 income tax benefit when determining the net income available in common shares in fiscal 2023.

Liquidity and Capital Resources

Historically, we have financed our operations through revenues from operations. As of June 30, 2024, our principal sources of liquidity included inventories of approximately $510,000, net accounts receivable of approximately $513,000, cash of approximately $326,000, and certificates of deposit of approximately $583,000. We had net working capital of approximately $1,597,000 at June 30, 2024.

Operating activities used cash of approximately $61,000 during fiscal 2024, and provided approximately $145,000 during fiscal 2023, consisting primarily of an increase in valuation allowance of $209,000, in fiscal 2024 and a decrease in inventory, in fiscal 2023. Cash used by investing activities during fiscal 2024 was approximately $64,000 as compared to cash used in investing activities in fiscal 2023 of approximately $455,000, respectively. Cash used in financing activities during fiscal 2024 was $0 compared cash used by financing activities of $0 during fiscal 2023, respectively.

During fiscal year 2024, we had no material cash requirements, including commitments for capital expenditures. In the 2025 fiscal year, the Company does not anticipate having any external cash needs. The Company has adequate funds to cover any planned capital expenditures. The Company also believes that it will continue to generate enough funds through its operations in the short and long term future to meet its capital needs. Although the Company plans to leave cash balances in insured bank accounts that have no risk of loss, from time to time the cash balance may exceed insured limits.

During fiscal 2024, three holders of shares of Preferred Stock converted their shares to Common Stock.

Commitments of Capital Expenditures

At June 30, 2024, the Company had no commitments for capital expenditures.

Off-Balance Sheet Arrangements

During fiscal years 2024 and 2023, we did not have any relationships or arrangements with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

ITEM 8.          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated financial statements as of June 30, 2024, and 2023 were audited by Ferlita, Walsh, Gonzalez and Rodriguez, P.A., the Company’s independent auditors, as indicated in their report included appearing at page F-1.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2024. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework, Guidance for Smaller Public Companies. Our assessment based on those criteria concludes that, as of June 30, 2024, the Company’s internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with Generally Accepted Accounting Principles (“GAAP”) rules as more fully described below. This was due to a deficiency that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be a material weakness. The matter involving internal controls and procedures that the Company’s management considers to be a material weakness under the standards of the Public Company Accounting Oversight Board in fiscal 2024 is inadequate segregation of duties consistent with control objectives. Management believes that this material weakness did not have an adverse effect on the Company’s financial results reported herein. We believe that this material weakness will be remedied with growth of the Company in the future and hiring of additional personnel.

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

PART III

ITEM 10.          DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

		Capacities in	Director
NAME	Age	Which Served	Since
Regina W. Anderson	77	Chairwoman of the Board	2005
Fred W. Suggs, Jr.	77	Director	1995
James B. Anderson	54	Director, Chief Financial Officer; Procyon	2006
		Vice President - Operations, AMERX
		Health Care Corp.
Justice W. Anderson	47	Director, Chief Executive Officer;	2006
		Procyon, President; AMERX Health
		Care Corp.
Joseph R. Treshler	71	Director	2013
Monica L. McCullough	53	Director	2019
Steven McComas	57	Director	2021
George O. Borak	63	Vice President - Sales, AMERX Health Care Corp.

Regina Anderson. Ms. Anderson has served as Chairwoman of the Board of Directors since September 2005, and as our Chief Executive Officer from November 2005 through December 2017. Ms. Anderson has 39 years experience in the medical field and 32 years of management experience. Ms. Anderson worked at Health South Rehabilitation Hospital for ten years as Outpatient Director, in charge of the main outpatient center plus four satellite offices. Prior to her work at HealthSouth, Regina was Vice-President of Operations at Stuffit Direct Marketing Company from 1980 through 1989. Regina received her Masters Degree from Kansas State University in 1970.

Fred W. Suggs, Jr. Mr. Suggs has served on our Board of Directors since 1995. He is a member of the Compensation committee and Chairman of the Ethics committee. He has been a practicing attorney since 1975. He is a founding member and Of Counsel in the Greenville, South Carolina office of Ogletree, Deakins, Nash, Smoak & Stewart, specializing in labor and employment law. He has been certified as a specialist in labor and unemployment law by the South Carolina Supreme Court and is a frequent lecturer on labor and employment law issues. Mr. Suggs graduated from Kansas State University with a B.S. degree and he received his J.D. degree from the University of Alabama.

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

Monica L. McCullough. Ms. McCullough serves as Chairman of the Audit Committee. Ms. McCullough has 26 years of accounting experience in various capacities. Her experience includes the management of several accounting functions, implementation and maintenance of Sarbanes-Oxley policies and procedures, SEC reporting, coordination of quarterly and annual audits, as well as implementing and maintaining accounting systems. She has spent the last 8 years as Facility Controller in the waste to energy industry. Ms. McCullough graduated from the University of South Florida with a B.S. degree in Accounting and is a Certified Public Accountant.

Steven McComas. Mr. McComas was appointed to the Board of Directors by a unanimous vote of the Board on July 17, 2021. He was also appointed to serve on the Ethics Committee. Mr. McComas is a graduate in Economics from the University of Florida. He also received a MBA from Mercer University and a Master of Public Administration from Jacksonville State University. Mr. McComas brings to the Company’s Board significant experience acting as an executive officer of several companies. Mr. McComas is an executive with thirty years of global experience in a variety of financial management, business leadership and corporate strategy. Currently, Mr. McComas is the Chief Executive Officer for Responsive Technology Partners, Inc. a managed information technology consulting and services firm operating throughout the Southeastern United States with offices in Metter, Vidalia, Atlanta, Athens, and Milledgeville Georgia, Raleigh, North Carolina and Tampa, Florida. Under Mr. McComas’ leadership, Responsive Technology Partners, Inc. has quickly grown to a ranking by Inc. Magazines’ 5000 as the 630 fastest-growing private companies in America in 2020. Mr. McComas also serves as the Chief Financial Officer for Pineland Telephone Cooperative, Inc., a rural telephone, and broadband cooperative based in Metter, Georgia and is responsible for all the company’s financial functions. Before Pineland, Mr. McComas had served as a Vice President of Finance for an operating subsidiary of the world’s largest publicly traded Thailand-based company engaged in the manufacturing and exporting of pet foods in the world. He was also the North American Director of Indirect Purchasing for a publicly traded world leader in outdoor power products for forestry, lawn and garden care headquartered in Stockholm, Sweden. Mr. McComas also was the Chief Financial Officer in commercial banking and private equity.

George O. Borak. George O. Borak Mr. Borak joined AMERX Health Care as Vice President of Sales in June of 2012. Mr. Borak has 35 years of experience in the medical field and 24 years in sales management. Most recently, he was Vice President of Sales and Marketing for Darco International where his duties included managing Sales, Marketing, Customer Service, OEM and International Sales. Prior to that he was in sales and sales management for several orthopedic companies. Mr. Borak earned his Bachelors of Science degree in Marketing Management from Youngstown State University in 1983, while working as a clinician in the Emergency and Orthopedic Departments of a local hospital.

Compliance with Section 16(a) of the Exchange Act

Under the securities laws of the United States, our directors, executive officers, and any persons holding more than ten percent of our Common Stock are required to report their initial ownership of the Company’s Common Stock and any subsequent changes in that ownership to the Securities and Exchange Commission and the Company. Specific due dates for these reports have been established and we are required to disclose any failure to file, or late filing, of such reports. Based solely on our review of the reports and amendments thereto furnished to the Company and written representations that all reports that were required to be filed in fiscal 2024, our officers, directors and beneficial owners of more than ten percent of its Common Stock complied with all Section 16(a) filing requirements.

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

The Company also formed an Ethics Committee of the board members in 2004. The members are Messrs. Suggs (Chairman) and McComas. The charter for the ethics committee may be viewed on the company website (www.procyoncorp.com). The function of the Ethics Committee is to oversee officers, directors and employees in conducting business on behalf of the Company in an honest and ethical manner. The Ethics Committee is responsible for monitoring and reporting any possible violations of the Code of Ethics to the Board of Directors.

The Company does not have a Nominating Committee. However, the entire board of directors, which is comprised of a majority of independent directors, performs the function of a nominating committee. There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors.

In fiscal 2024, the Board of Directors held four formal meetings. A majority of directors attended each meeting in person or by telephone. The Compensation Committee held four meetings during fiscal 2024. The Audit Committee held two meetings during fiscal 2024. The Ethics Committee held no meetings during fiscal 2024.

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

ITEM 11.          EXECUTIVE COMPENSATION.

Summary Compensation Table. The following table sets forth compensation information for the two fiscal years ended June 30, 2024 and 2023 of the Company’s Chief Executive Officer, Chief Financial Officer, the President and Vice President of Sales of our subsidiary, AMERX Health Care Corp. (the “Named Executive Officers”). Elements of compensation for our Named Executive Officers include salary, discretionary cash bonuses, stock option awards and other prerequisites and benefits. We do not have a pension plan and do not offer non-qualified deferred compensation arrangements.

Name and Principal Position	Year	Salary($)	Bonus($)	Option Awards ($)	All Other Compensation ($)	Total($)
Justice W. Anderson,	2024	$276,423	$14,952	$0	$0	$291,375
President (AMERX ) CEO & President (Procyon)	2023	$285,212	$4,898	$0	$0	$290,110
James B. Anderson,	2024	$205,128	$10,276	0	$0	$215,404
Chief Financial Officer, Vice Pres. of Operations (AMERX )	2023	$207,750	$4,254	0	$0	$212,004
George O Borak,	2024	$197,379	$9,029	0	$0	$206,408
Vice Pres. Of Sales (AMERX )	2023	$203,970	$2,990	0	$0	$206,960

Narrative Disclosure to Summary Compensation Table

Named Executive Officer's Employment Contracts

Justice W. Anderson's Restated and Amended Executive Employment Agreement, which is effective July 1, 2024, provides for a base annual salary of $297,510 and other benefits, including certain incentive bonus compensation based upon Amerx achieving certain financial goals for sales and net profit and at the discretion of the Board of Directors. Mr. Anderson's Agreement calls for a term of one year, but may be terminated by either party, with or without cause, upon thirty day's written notice.

James B. Anderson's Restated and Amended Executive Employment Agreement, which is effective July 1, 2024, provides for a base annual salary of $216,707 and other benefits, including short-term and long-term incentive bonus compensation based upon Amerx achieving certain operational and financial goals and at the discretion of the Board of Directors. Mr. Anderson's Agreement calls for a term of one year, but may be terminated by either party, with or without cause, upon thirty day's written notice.

George Borak's Restated and Amended Executive Employment Agreement, which is effective July 1, 2024, provides for a base annual salary of $216,707 and other benefits, including certain incentive bonus compensation based upon Amerx achieving certain financial goals for sales and net profit and at the discretion of the Board of Directors. Mr. Borak's Agreement calls for a term of one year, but may be terminated by either party, with or without cause, upon thirty day's written notice.

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

The Company granted 25,432 non-qualified stock options to Fred Suggs, Board of Directors member, for services provided for fiscal year end 2023. The Company granted 12,848 non-qualified stock options to Fred Suggs, Board of Directors member, for services provided for fiscal year end 2024.

Compensation of Directors

No employee of the Company receives any additional compensation for his services as a director. Non-employee directors receive compensation for his/her service. This compensation is based on meetings attended and committees chaired and is paid in common stock options, restricted common shares or cash pursuant to our Compensation Plan for Outside Directors. The Board of Directors has authorized payment of reasonable travel or other out-of-pocket expenses incurred by non-management directors in attending meetings of the Board of Directors.

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

As of June 30, 2024, 65,000 Options to purchase common stock have been awarded to Justice Anderson under the 2009 Option Plan, pursuant to the terms of his employment agreements, effective October 1, 2015 and July 1, 2016, respectively. These options expire on October 1, 2025 and July 1, 2026, respectively. The 1,000,000 shares of common stock that have been reserved for the 2009 Option Plan (250,000 recently issued for Non-Qualified Stock Options) have not been registered under the Securities Act of 1933. We have no present plans to register such shares.

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

Outside directors McCullough, Treshler, McComas and Suggs were issued 7,200, 8,000 and 5,600 restricted common shares and 25,432 Options to purchase common shares, respectively, for their service as directors and committee chairs during Fiscal 2023. The shares and options were issued and awarded on July 31, 2023. The value of the shares and options issued was $10,721.

Outside directors McCullough, Treshler, McComas and Suggs were issued 7,200, 8,000 and 5,600 restricted common shares and 12,848 Options to purchase common shares, respectively, for their service as directors and committee chairs during Fiscal 2024. The shares and options were issued and awarded on July 31, 2024. The value of the shares and options issued was $7,705.

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS, MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information regarding beneficial ownership of our Common Stock as of October 21, 2024 by (i) each person known by the Company to own beneficially more than 5% of the outstanding Common Stock, (ii) each director or director nominee, and (iii) all executive officers and directors as a group. Each person has sole voting and sole investment or dispositive power with respect to the shares shown except as noted. As to the Company's preferred stock, as of October 21, 2024 no officer or director of the company owned any preferred shares. In addition, no individual shareholder beneficially owned more than 5% of the Company's preferred shares.

Common Shareholdings on October 21, 2024

		Number of	Percent of
Name and Address	(4)	Shares	Class (%)
Justice W. Anderson		3,515,500	42.9
George O. Borak		100,092	1.2
Fred W. Suggs	(1)(3)	163,280	2.0
James B. Anderson		106,000	1.3
Regina W. Anderson		78,060	1.0
Joseph R. Treshler	(1) (2)	33,000	*
Monica L. McCullough	(2)	14,400	*
Steven McComas	(3)	11,200	*
All directors and officers as a group (eight persons)		4,010,332	48.9
Speer Foundation, 2535 Success Dr., Odessa, FL 33556		1,380,000	16.8

* Less than 1%

(1)	Member of the Compensation Committee.
(2)	Member of the Audit Committee.
(3)	Member of the Ethics Committee.
(4)	Except as noted above, the address for all persons listed is 164 Douglas RD E, Oldsmar, Florida 34677
(5)

Mr. Anderson beneficially owns 3,350,500 shares of common stock as Trustee of the John C. Anderson Trust in accordance with Mr. Anderson's will. He also owns of record 75,000 shares of common stock and options to purchase 90,000 shares of Common Stock.

(6)	Includes 10,000 shares in joint name with his wife and options to purchase 25,000 shares of Common Stock.
(7)	Includes options to purchase 38,280 shares of common stock.

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Other than transactions described below, since July 1, 2023, there has not been, nor is there currently proposed, any transaction or series of similar transactions to which we were or will be a party:

·          in which the amount involved exceeds $120,000; and,

·          in which any director, nominee for director, executive officer, shareholder which beneficially owns five percent or more of our common stock or any member of their immediate family members, had or will have a direct or indirect material interest.

Justice W. Anderson, our Chief Executive Officer, personally guaranteed a new $250,000 line of credit on behalf of the Company of which $0 was drawn out as of June 30, 2023 and 2024, respectively.

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

ITEM 14.          PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees. In fiscal 2024, the Company paid to its independent accountants $72,750 in fees related directly to the audit and review of the Company’s financial statements. In fiscal 2023, the Company paid to its independent accountants $65,500 in fees related directly to the audit and review of the Company’s financial statements.

Audit-Related Fees. The Company’s independent accountants performed no other audit-related services for the Company during fiscal 2024 and 2023, other than the audit services described above.

Tax Fees: In fiscal 2024, the Company paid to its independent accountants $2,500 in fees related directly to tax preparations. In fiscal 2023, the Company paid to its independent accountants $2,500 in fees related directly to tax preparations.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)         Exhibits

1.         The financial statements filed herewith are listed in the Index to Financial Statements included in Item 7.

Exhibit No.		Document
*	3.1	Articles of Incorporation
+	3.1.1	Articles of Amendment to Articles of Incorporation
*	3.2	Bylaws
+	4.1	Designation of Series A Preferred Stock
&	10.1	Procyon Corporation 2009 Stock Option Plan
/	10.2	Procyon Corporation 2020 Stock Option Plan
#	10.5	Business Line of Credit - Loan Agreement dated June 10, 2021.
#	10.6	Business Line of Credit - Promissory Note dated June 10, 2021.
**	10.7	Lease agreement and Amended Lease Agreement, effective February 1, 2018.
**	10.8	Lease agreement and Amended Lease Agreement, effective February 1, 2018.
x	10.9	Restated and Amended Executive Employment Agreement effective July 1, 2024 - Justice W. Anderson
x	10.10	Restated and Amended Executive Employment Agreement effective July 1, 2024 - James B. Anderson
x	10.11	Restated and Amended Executive Employment Agreement effective July 1, 2024 - George Borak
++	14.1	Code of Ethics for Senior Financial Officers.
x	31.1	Certification of Justice W. Anderson pursuant to Exchange Act Rule 13a-14(a)/15d-14(a)
x	31.2	Certification of James B. Anderson pursuant to Exchange Act Rule 13a-14(a)/15d-14(a)
x	32.1	Certification Pursuant to 18 U.S.C. § 1350, as Adopted Pursuant to Section906 of the Sarbanes-Oxley Act Of 2002
&&	101.1

The following materials from the Company's Annual Report on Form 10-K for the period ended June 30, 2024, formatted in XBRL (Extensible Business Reporting Language): (I) the Condensed Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) the Notes to Condensed Consolidated Financial Statement

	104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)
*		Incorporated by reference to the Company’s Registration Statement on Form S-1, S.E.C. File No.33-13273.
+		Incorporated by reference to the Company’s Form 10-KSB for the fiscal year ended June 30, 1995.
++		Incorporated by reference to the Company’s Schedule 14A filed on or about October 15, 2004.
**		Incorporated by reference to the Company’s Form 8-K filed on or about March 14, 2018.
x		Filed herewith.
/		Incorporated by reference to the Company’s Schedule 14A filed on or about October 9, 2020.
&		Incorporated by reference to the Company’s Schedule 14A filed on or about November 9, 2009.
##		Incorporated by reference to the Company’s Form 8-K filed on or about March 14, 2018
&&		Furnished, not filed
#		Incorporated by reference to the Company's Form 10-K filed on or about October 8, 2021.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

PROCYON CORPORATION

By: /s/ Justice W. Anderson Justice W. Anderson, Chief Executive Officer/President

Date: October 25, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the registrant and in the capacities and on the dates indicated have signed this report below.

Signature	Title	Date

/s/ Regina W. Anderson	Chairwoman of the Board	October 25, 2024
Regina W. Anderson

/s/ James B. Anderson	Chief Financial Officer,	October 25, 2024
James B. Anderson	President (Sirius) and Director

/s/ Justice W. Anderson	President (AMERX) and Director,	October 25, 2024
Justice W. Anderson	Chief Executive Officer and
President(Procyon)

/s/ Monica L. McCullough	Director	October 25, 2024
Monica L. McCullough

/s/ Fred W. Suggs, Jr.	Director	October 25, 2024
Fred W. Suggs, Jr.

/s/ Joseph R. Treshler	Director	October 25, 2024
Joseph R. Treshler

/s/ Steven McComas	Director	October 25, 2024
Steven McComas

Exhibit No.		Document	Item No.
*	3.1	Articles of Incorporation	3
+	3.1.1	Articles of Amendment to Articles of Incorporation	3
*	3.2	Bylaws	3
+	4.1	Designation of Series A Preferred Stock	4
&	10.1	Procyon Corporation 2009 Stock Option Plan
/	10.2	Procyon Corporation 2020 Stock Option Plan
#	10.5	Business Line of Credit - Loan Agreement dated June 10, 2021.
#	10.6	Business Line of Credit - Promissory Note dated June 10, 2021.
**	10.7	Lease agreement and Amended Lease Agreement, effective February 1, 2018.
**	10.8	Lease agreement and Amended Lease Agreement, effective February 1, 2018.
x	10.9	Restated and Amended Executive Employment Agreement effective July 1, 2024 - Justice W. Anderson
x	10.10	Restated and Amended Executive Employment Agreement effective July 1, 2024 - James B. Anderson
x	10.11	Restated and Amended Executive Employment Agreement effective July 1, 2024 - George Borak
++	14.1	Code of Ethics for Senior Financial Officers.
x	31.1	Certification of Justice W. Anderson pursuant to Exchange Act Rule 13a-14(a)/15d-14(a)	31
x	31.2	Certification of James B. Anderson pursuant to Exchange Act Rule 13a-14(a)/15d-14(a)	31
x	32.1	Certification Pursuant to 18 U.S.C. § 1350, as Adopted Pursuant to Section906 of the Sarbanes-Oxley Act Of 2002	32
&&	101.1

The following materials from the Company's Annual Report on Form 10-K for the period ended June 30, 2024, formatted in XBRL (Extensible Business Reporting Language): (I) the Condensed Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) the Notes to Condensed Consolidated Financial Statement

	104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)

*	Incorporated by reference to the Company’s Registration Statement on Form S-1, S.E.C. File No.33-13273.
+	Incorporated by reference to the Company’s Form 10-KSB for the fiscal year ended June 30, 1995.
++	Incorporated by reference to the Company’s Schedule 14A filed on or about October 15, 2004.
**	Incorporated by reference to the Company’s Form 8-K filed on or about March 14, 2018.
x	Filed herewith.
/	Incorporated by reference to the Company’s Schedule 14A filed on or about October 9, 2020.
&	Incorporated by reference to the Company’s Schedule 14A filed on or about November 9, 2009.
##	Incorporated by reference to the Company’s Form 8-K filed on or about March 14, 2018
&&	Furnished, not filed
#	Incorporated by reference to the Company's Form 10-K filed on or about October 8, 2021.

PROCYON CORPORATION AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
Years Ended June 30, 2024 and 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Procyon Corporation and Subsidiaries

Oldsmar, Florida

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Procyon Corporation and subsidiaries (the "Company") as of June 30, 2024 and 2023, the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the two-year period ended June 30, 2024 and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the two-year period ended June 30, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

Tampa, Florida

October 23, 2024

PROCYON CORPORATION & SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

June 30, 2024 and 2023

	2024	2023
ASSETS

CURRENT ASSETS
Cash	$326,143	$451,306
Certificates of Deposit, plus accrued interest	582,677	562,472
Accounts Receivable, less allowance for expected credit losses of $15,000 and $11,625 respectively	512,909	493,953
Inventories	510,006	431,405
Prepaid Expenses	434,150	298,469
TOTAL CURRENT ASSETS	2,365,885	2,237,605

PROPERTY AND EQUIPMENT, NET	262,020	281,023

OTHER ASSETS
Deposits	4,665	9,220
Inventories	216,701	330,513
Intangible Asset	17,000	17,000
ROU Assets - Operating Leases	338,141	527,170
Deferred Tax Asset, Net of Valuation Allowance	-	161,180

	576,507	1,045,083

TOTAL ASSETS	$3,204,412	$3,563,711

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts Payable	$160,922	$175,057
Accrued Expenses	427,647	277,498
Short Term Lease Liabilities	180,665	173,565
TOTAL CURRENT LIABILITIES	769,234	626,120

LONG TERM LIABILITIES
Long Term Lease Liabilities	139,211	319,882
Deferred tax liability, net of valuation allowance of 209,003	8,677	-
TOTAL LONG TERM LIABILITIES	147,888	319,882

TOTAL LIABILITIES	917,122	946,002

COMMITMENTS AND CONTINGENCIES (NOTE G)	-	-

STOCKHOLDERS' EQUITY
Preferred Stock, 496,000,000 shares authorized, none issued.	-	-
Series A Cumulative Convertible Preferred Stock, no par value; 4,000,000 shares authorized; 154,900 and 167,100 shares issued and outstanding, respectively.	114,660	126,860
Common Stock, no par value, 80,000,000 shares authorized; 8,120,388 and 8,087,388 shares issued and outstanding, respectively	4,462,166	4,444,766
Paid-in Capital	41,085	35,564
Accumulated Deficit	(2,330,621)	(1,989,481)
TOTAL STOCKHOLDERS' EQUITY	2,287,290	2,617,709

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,204,412	$3,563,711

The accompanying notes are an integral part of these financial statements.

PROCYON CORPORATION & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended June 30, 2024 and 2023

	2024	2023

NET SALES	$4,984,433	$4,686,659

COST OF SALES	1,092,998	1,117,072

GROSS PROFIT	3,891,435	3,569,587

OPERATING EXPENSES
Salaries and Benefits	2,085,209	1,859,980
Selling, General and Administrative	2,037,931	1,806,988
	4,123,140	3,666,968

INCOME / (LOSS) FROM OPERATIONS	(231,705)	(97,381)

OTHER INCOME
(Loss) on Disposal of Assets	(1,214)	-
Other Income / Gain on Extinguishment of Debt	974	-
Rental Income	36,022	20,191
Interest Income	24,641	11,816
Interest Expense	-	-
	60,423	32,007

INCOME / (LOSS) BEFORE INCOME TAXES	(171,282)	(65,374)

INCOME TAX (EXPENSE) / BENEFIT	(169,858)	15,129

NET INCOME / (LOSS)	(341,140)	(50,245)

Dividend requirements on preferred stock	28,178	(16,710)

Basic net income / (loss) available to common shares	$(312,962)	$(66,955)

Basic net income / (loss) per common share	$(0.04)	$(0.01)

Weighted average number of common shares outstanding	8,120,388	8,087,388

Diluted net income / (loss) per common share	$(0.04)	$(0.01)

Weighted average number of common shares outstanding, diluted	8,120,388	8,087,388

The accompanying notes are an integral part of these financial statements.

PROCYON CORPORATION & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

For the Twelve Months Ended June 30, 2024 and 2023

							Total
Twelve Months Ended June 30, 2024	Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equtiy
Balance, June 30, 2023	167,100	126,860	8,087,388	4,444,766	35,564	(1,989,481)	2,617,709

Stock Based Compensation	-	-	20,800	5,200	5,521	-	10,721

Preferred Stock Converted to Common	(200)	(200)	200	200	-	-	-

Net Income (Loss)	-	-	-	-	-	(33,855)	(33,855)

Balance, September 30, 2023	166,900	126,660	8,108,388	4,450,166	41,085	(2,023,336)	$2,594,575

Net Income (Loss)	-	-	-	-	-	(242,473)	(242,473)

Balance, December 31, 2023	166,900	126,660	8,108,388	4,450,166	41,085	(2,265,809)	2,352,102

Net Income (Loss)	-	-	-	-	-	(102,788)	(102,788)

Balance, March 31, 2024	166,900	126,660	8,108,388	4,450,166	41,085	(2,368,597)	$2,249,314

Preferred Stock Converted to Common	(12,000)	(12,000)	12,000	12,000	-	-	-

Net Income (Loss)	-	-	-	-	-	37,976	37,976

Balance, June 30, 2024	154,900	$114,660	8,120,388	$4,462,166	$41,085	$(2,330,621)	$2,287,290

							Total
Twelve Months Ended June 30, 2023	Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equtiy
Balance, June 30, 2022	167,100	$126,860	8,087,388	$4,444,766	$35,564	$(1,939,236)	$2,667,954

Net Income (Loss)	-	-	-	-	-	(8,187)	(8,187)

Balance, September 30, 2022	167,100	126,860	8,087,388	4,444,766	35,564	(1,947,423)	2,659,767

Net Income (Loss)	-	-	-	-	-	(20,078)	(20,078)

Balance, December 31, 2022	167,100	126,860	8,087,388	4,444,766	35,564	(1,967,501)	2,639,689

Net Income (Loss)	-	-	-	-	-	(29,471)	(29,471)

Balance, March 31, 2023	167,100	126,860	8,087,388	4,444,766	35,564	(1,996,972)	2,610,218

Net Income (Loss)	-	-	-	-	-	7,491	7,491

Balance, June 30, 2023	167,100	$126,860	8,087,388	$4,444,766	$35,564	$(1,989,481)	$2,617,709

The accompanying notes are an integral part of these financial statements.

PROCYON CORPORATION & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended June 30, 2024 and 2023

	2024	2023

CASH FLOWS FROM OPERATING ACTIVITIES

Net Income / (Loss)	$(341,140)	$(50,245)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	81,701	52,817
Allowance for Expected Credit Losses	3,375	(1,944)
Right of Use Asset Amortization	189,029	178,985
Accrued Interest on Certificate of Deposit	(20,205)	(6,949)
Deferred Income Taxes	(39,146)	16,831
Valuation Allowance	209,003	(31,960)
(Gain)/Loss on Sale of Assets	1,214	-
Decrease (increase) in:
Accounts Receivable	(22,331)	(84,924)
Deposits	4,555	3,091
Inventory	35,211	181,957
Prepaid Expenses	(135,681)	76,348
Increase (decrease) in:
Accounts Payable	(14,135)	(3,026)
Accrued Interest Payable
Accrued Expenses	160,870	(25,103)
Payment on Operating Lease Liability	(173,571)	(160,412)
NET CASH PROVIDED BY OPERATING ACTIVITIES	(61,251)	145,466

CASH FLOW FROM INVESTING ACTIVITIES
Purchase of Certificate of Deposit	-	(400,000)
Redemption of Certificate of Deposit	-	125,582
Purchase of Property & Equipment	(63,912)	(180,138)
Proceeds on disposal of property and equipment	-	-
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(63,912)	(454,556)

CASH FLOW FROM FINANCING ACTIVITIES
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	-	-

NET CHANGE IN CASH	(125,163)	(309,090)

CASH AT BEGINNING OF THE YEAR	451,306	760,396

CASH AT END OF THE YEAR	$326,143	$451,306

SUPPLEMENTAL DISCLOSURES
Interest Paid	$-	$-
Taxes Paid	$-	$-

NONCASH TRANSACTION DISCLOSURES

During the year ended June 30, 2024, 12,200 shares of Series A Cumlative Convertible Preferred stock converted in the amount of $12,200.

During the year ended June 30, 2024, $10,721 of accrued expenses were settled for issuance of equity.

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

Concentration of Credit Risk

The Company maintains its cash at various financial institutions. All accounts are fully insured by the Federal Deposit Insurance Corporation, up to $250,000 per Company. At June 30, 2024 and 2023, our uninsured cash balance was $105,107 and $0 respectively.

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

Accounts Receivable and Concentration of Credit Risk

In June 2016, the FASB issued guidance (FASB ASC 326), which significantly changed how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The most significant change in this standard is a shift from the incurred loss model to the expected loss model. Under the standard, disclosures are required to provide users of the financial statements with useful information in analyzing an entity’s exposure to credit risk and the measurement of credit losses. Financial assets held by the Company that are subject to the guidance in FASB ASC 326 were trade accounts receivable. The Company adopted the standard effective July 1, 2023. The impact of the adoption was not considered material to the financial statements and primarily resulted in new/enhanced disclosures only.

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

The valuation of accounts receivable is based upon the credit-worthiness of customers as well as historical collection experience. Estimating the credit worthiness of customers and recoverability of customer accounts requires us to exercise considerable judgment. Allowances for doubtful accounts are recorded as a selling, general and administrative expense for estimated amounts expected to be uncollectible from third-party payers and customers. The Company bases its estimates on its historical collection and write-off experience, current trends, credit policy, and on analysis of accounts receivable by aging category. As of June 30, 2024 and 2023, allowance for expected credit losses was approximately $15,000 and $11,600, or less than 2% of gross accounts receivable.

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

Deferred Income Taxes

Deferred income taxes are recognized for the expected tax consequences in future years for differences between the tax bases of assets and liabilities and their financial reporting amounts, based upon exacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. The Company accounts for income taxes under Topic 740 - Income Tax in the Accounting Standards Codification. A valuation allowance is used to reduce deferred tax assets to the net amount expected to be recovered in future periods. The estimates for deferred tax assets and the corresponding valuation allowance require us to exercise complex judgments. We periodically review and adjust those estimates based upon the most current information available. We have a valuation allowance of $209,003 as of June 30, 2024. We had a valuation allowance of $0 as of June 30, 2023.

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

Shipping and Handling Costs

Shipping and handling costs incurred were approximately $248,000 and $215,000 for the years ended June 30, 2024, and 2023, respectively, and were included in selling, general and administrative expenses.

Advertising and Marketing

The Company records advertising and marketing expenses in the periods in which they are incurred. During the years ended June 30, 2024 and 2023, approximately $597,000 and $536,000, of advertising and marketing costs were included in selling, general and administrative expenses for each respective year.

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

The Company granted 25,432 non-qualified stock options to Fred Suggs, Board of Directors member, for services provided for fiscal year end 2023. The Company granted 12,848 non-qualified stock options to Fred Suggs, Board of Directors member, for services provided for fiscal year end 2024.

Additional information with respect to stock option activity is as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at June 30, 2022	115,000	$0.26
Granted	-	$-
Exercised	-	$-
Cancelled	-	$-
Outstanding at June 30, 2023	115,000	$0.26
Granted	25,432	$0.24
Exercised	-	$-
Cancelled	-	$-
Outstanding at June 30, 2024	140,432	$0.25
Options exercisable at June 30, 2023	115,000	$0.26
Options exercisable at June 30, 2024	140,432	$0.25

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

Subsequent Events

We have evaluated subsequent events through October 23, 2024, which is the date the financial statements were available to be issued.

NOTE B - INVENTORIES

Inventories consisted of the following:

	June 30, 2024	June 30, 2023
Finished Goods	$629,750	$576,548
Raw Materials	96,957	185,370
	$726,707	$761,918

At June 30, 2024 and 2023, respectively, $216,701 and $330,513 of our inventory was considered non-current as it will not be used within a one year period.

NOTE C - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

As of June 30, 2024	Total
Office Equipment	205,938
Furniture and Fixtures	82,636
Software	198,583
Leasehold improvements	27,142
Production Equipment	21,911
Building	22,493
558,703
Less accumulated depreciation	(296,683)
$262,020

Depreciation expense was $81,701 for the year ended June 30, 2024.

As of June 30, 2023	Total
Office Equipment	$239,890
Furniture and Fixtures	102,541
Software	177,019
Leasehold Improvements	42,289
Production Equipment	26,752
Building	18,392
606,883
Less accumulated depreciation	(325,860)
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

NOTE E - ACCRUED EXPENSES

Accrued expenses consist of the following at June 30, 2024 and 2023.

	2024	2023
Accrued Payroll	$146,847	$70,298
Accrued Paid Time Off	50,279	33,820
Accrued Professional Fees	59,171	48,793
Accrued Incentive Plan	47,470	24,387
Accrued Lease Liability	106,842	92,856
Other	17,038	7,344
Total	$427,647	$277,498

NOTE F - LINE OF CREDIT

A line of credit was procured in June 2021, with a bank. The limit for this line of credit is $250,000 as well. Terms of the Line of credit include and an interest rate that fluctuates at prime plus a half of point, interest only. The line of credit matures on June 30, 2025. This line of credit, renews annually until either party decides otherwise. At June 30, 2024, the Company owed $0 on the line of credit.

Interest expense for the years ended June 30, 2024 and 2023 was $0 and $0, respectively.

The line of credit is guaranteed by Justice W. Anderson, President and Chief Executive Officer.

NOTE G - COMMITMENTS AND CONTINGENCIES

The Company leases its office space, warehouse space and certain equipment. The minimum lease payments due under the lease agreements for fiscal years ended June 30, are as follows:

2025	188,353
2026	141,062
$329,415

NOTE H - STOCKHOLDERS’ EQUITY

During January 1995, the Company's Board of Directors authorized the issuance of up to 4,000,000 shares of Series A Cumulative Convertible Preferred Stock. The preferred stockholders are entitled to receive, if declared by the board of directors, quarterly dividends at an annual rate of $.10 per share of Series A Cumulative Convertible Preferred Stock per annum. Dividends accrue without interest and are cumulative from the date of issuance of the Series A Cumulative Convertible Preferred Stock and are payable quarterly in arrears in cash or publicly traded common stock when and if declared by the board of directors. As of June 30, 2024, no dividends have been declared. Dividends in arrears on the outstanding preferred shares total $421,736 or approximately $2.72 per share as of June 30, 2024. So long as any shares of Series A Preferred Stock are outstanding, the Company is prohibited from declaring dividends or other distributions related to its Common Stock or purchasing, redeeming or otherwise acquiring any of the Common Stock.

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

Share-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest. As share-based compensation expense recognized in the statement of operations is based on awards ultimately expected to vest, it can be reduced for estimated forfeitures. The ASC topic Stock Compensation requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The share based compensation accrued and charged against income for the periods ended June 30, 2024 and 2023 was $7,705 and $10,721 respectively.

NOTE I - EARNINGS PER SHARE

As required by Accounting Standards Codification Topic 260 - Earnings per Share (“Topic 260"), the following table sets forth the computation of basic and diluted earnings per share:

	Years Ended June 30,
	2024	2023
Numerator:
Net (Loss) Income	$(341,140)	$(50,245)
Adjustment for basic earnings per share:
Dividend requirements on preferred stock	28,178	(16,710)
Numerator for basic earnings per share-Net income available to common stockholders	$(312,962)	$(66,955)
Effect of dilutive securities:
Numerator for diluted earnings per share-Net income available to common stockholder	$(312,962)	$(66,955)
Denominator:
Denominator for basic earnings per share-Weighted-average common shares	8,120,388	8,087,388
Effect of dilutive securities: Stock options	0	0
Weighted-average Dilutive potential common shares	0	0
Denominator for dilutive earnings per share-Adjusted weighted-average shares and assumed conversions	8,120,388	8,087,388
Basic Net Income per share	$(0.04)	$(0.01)
Diluted Net Income per share	$(0.04)	$(0.01)

NOTE J - INCOME TAXES AND AVAILABLE CARRYFORWARD

As of June 30, 2024, the Company had consolidated income tax net operating loss ("NOL") carryforwards for federal income tax purposes of approximately $825,000. NOL arising before December 31, 2020 will expire in various years ending through the year 2035 and for losses arising in taxable years beginning after December 31, 2020, the deduction is limited to 80% of taxable income and can be carried forward indefinitely. The utilization of certain loss carryforwards are limited under Section 382 of the Internal Revenue Code.

The components of the provision for income taxes expenses are attributable to continuing operations as follows:

	Year ended June 30, 2024	Year ended June 30, 2023
Current
Federal	$-	$-
State	-	-
	-	-
Deferred
Federal	$(140,737)	$12,535
State	(29,121)	2,594
	$(169,858)	$15,129

Deferred income taxes reflect the net tax effects of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:

Non-Current
Deferred tax assets:
NOL and contribution carryforwards	$209,003
Share based payments	8,340
Lease Liabilities - operating leases	81,073
Accrued compensated absences	12,743
Accrued bonus	12,031
Other	4,220
327,410
Deferred tax (liabilities):
Right of use assets - operating leases	(85,702)
Excess of tax over book depreciation	(41,382)
Total deferred tax (liabilities)	(127,084)
Net deferred tax asset (liability)	200,326
Valuation Allowance	(209,003)
Net deferred tax asset	$(8,677)
The change in the valuation allowance is as follows:
June 30, 2023	$-
June 30, 2024	(209,003)
$(209,003)

Income taxes for the years ended June 30, 2023 and 2022 differ from the amounts computed by applying the effective income tax rates of 25.35% to income before income taxes as a result of the following:

	2024	2023
Expected benefit (provision) at US statutory rate	$35,969	$13,767
State income tax net of federal benefit (provision)	7,442	2,848
Nondeductible expense	(4,640)	(1,246)
Change in estimates of losses carryforward	374	(32,200)
Change in valuation allowance	(209,003)	31,960

Income tax benefit (expense)	$(169,858)	$15,129

The earliest tax year still subject to examination by taxing jurisdictions is fiscal year June 30, 2021.

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

NOTE L - MAJOR CUSTOMER

During the year ended June 30, 2023 sales from one customer accounted for approximately 10% of AMERX’s sales. In fiscal 2024 one customer accounted for approximately 10% of AMERX’s sales.

NOTE M - RESEARCH AND DEVELOPMENT

AMERX incurred $30,100 and $30,600 during the years ended June 30, 2024 and 2023, respectively, towards research and development efforts. These efforts were directed towards additional studies aimed at expanding existing markets, correcting issues with FDA compliance and manufacturing.

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

The following is information related to the Company’s right-of-use assets and liabilities for its operating leases:

ROU assets - operating leases obtained in exchange for lease liabilities - operating leases	$979,744
Amortization of ROU assets since lease inception	(641,603)
ROU assets - operating leases at June 30, 2022	$338,141

Lease liabilities - operating leases on adoption date	$979,744
Payments on lease liabilities	(659,868)
Lease liabilities - operating leases on June 30, 2023	319,876
Lease liabilities - operating leases due in the 12 months ending June 30, 2024	180,665
Lease liabilities - operating leases due after June 30, 2024	$139,211

Variable lease expense was $202,270 and $202,270 for the years ended June 30, 2024 and 2023, respectively.

Weighted average remaining lease term was 1.74 years and weighted average discount rate was 3.28% at June 30, 2024.

Sublease to a Third Party

The Company entered into a lease agreement with an unrelated party to sublease a portion of the warehouse space that it is leasing from its landlord. The contract conveys the right to control the use of the specified area of the warehouse for a period of time in exchange for consideration. Therefore, the sublease meets the definition of a lease pursuant to ASC 842. The Company classifies the sublease as an operating lease because it does not transfer ownership at the end of the lease term. The sublease is for a term of twelve months and it contains a renewal option of which the sublessee is not reasonably certain to exercise. The Company received sublease income of $36,022 and $19,908 during the year ended June 30, 2024 and 2023, respectively.

The following is the amount of sublease income the Company will receive over the next five years:

12 months ending June 30,
2025	$14,930
2026	-
2027	-
2028	-
2029	-
$14,930

NOTE O - RECENT ACCOUNTING PRONOUNCEMENTS

Adoption of new accounting standards

New accounting standards or accounting standards updates were assessed and determined to be either not applicable or not having a material impact on the Company’s consolidated financial statements or processes.